Form 10-Q
period 2013-03-31
United Community Bancorp
filed 2013-05-15
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of May 10, 2013, there were 5,149,564 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	March 31, 2013	June 30, 2012
Assets
Cash and due from banks	$2,107	$1,872
Interest-earning deposits in other financial institutions	25,514	27,207
Cash and cash equivalents	27,621	29,079

Investment securities:
Securities available for sale - at estimated market value	31,776	21,275
Securities held to maturity - at amortized cost	417	493
Mortgage-backed securities available for sale - at estimated market value	172,590	124,621

Loans receivable, net	258,454	283,154
Loans available for sale	558	393

Property and equipment, net	6,780	7,062
Federal Home Loan Bank stock, at cost	6,588	6,588
Accrued interest receivable:
Loans	1,007	1,137
Investments and mortgage-backed securities	753	585
Other real estate owned, net	475	197
Cash surrender value of life insurance policies	10,127	10,010
Deferred income taxes	3,125	3,004
Prepaid expenses and other assets	2,432	4,913
Goodwill	2,522	2,522
Intangible asset	742	870
Total assets	$525,967	$495,903

Liabilities and Stockholders' Equity
Deposits	$436,981	426,967
Advances from FHLB	10,083	10,833
Accrued interest on deposits	20	33
Accrued interest on FHLB advance	8	8
Advances from borrowers for payment of insurance and taxes	513	325
Accrued dividends payable	927	-
Accrued expenses and other liabilities	2,464	2,749
Total liabilities	450,996	440,915

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at March 31, 2013 and 5,563,387 shares issued at June 30, 2012; 5,149,997 shares outstanding at March 31, 2013 and 5,149,802 shares outstanding at June 30, 2012	51	36
Additional paid-in capital	51,903	36,958
Retained earnings	26,709	27,060
Less shares purchased for stock plans	(3,742)	(2,416)
Treasury Stock, at cost - 413,585 shares at June 30, 2012	-	(7,122)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	50	472

Total stockholders' equity	74,971	54,988

Total liabilities and stockholders' equity	$525,967	$495,903

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the three months ended March 31,		For the nine months ended March 31,
(In thousands, except per share data)	2013	2012	2013	2012

Interest income:
Loans	$3,119	$3,575	$9,892	$11,472
Investments and mortgage-backed securities	728	715	2,283	2,205
Total interest income	3,847	4,290	12,175	13,677
Interest expense:
Deposits	705	996	2,505	3,179
Borrowed funds	42	29	134	55
Total interest expense	747	1,025	2,639	3,234

Net interest income	3,100	3,265	9,536	10,443

Provision for loan losses	110	333	585	1,912

Net interest income after provision for loan losses	2,990	2,932	8,951	8,531

Other income:
Service charges	557	569	1,807	1,829
Gain on sale of loans	136	109	668	322
Gain on sale of investments	290	94	553	657
Gain (loss) on sale of other real estate owned	(130)	(2)	(83)	-
Income from bank owned life insurance	81	86	298	217
Other	15	32	140	194
Total other income	949	888	3,383	3,219

Other expense:
Compensation and employee benefits	1,864	1,755	5,458	5,186
Premises and occupancy expense	342	326	1,053	964
Deposit insurance premium	107	26	388	240
Advertising expense	78	77	259	284
Data processing expense	408	327	1,127	943
Provision for loss on real estate owned	-	-	105	-
Intangible amortization	48	40	128	119
Professional fees	152	207	554	652
Other operating expenses	428	298	1,142	958
Total other expense	3,427	3,056	10,214	9,346

Income before income taxes	512	764	2,120	2,404

Income tax provision	105	307	523	759

Net income	$407	$457	$1,597	$1,645

Basic and diluted earnings per share	$0.08	$0.09	$0.32	$0.33

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2013	2012	2013	2012

Net income	$407	457	$1,597	$1,645

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	(116)	519	(85)	837

Reclassification adjustment for gains on securities available for sale included in income	(177)	(57)	(337)	(401)

Total comprehensive income	$114	$919	$1,175	$2,081

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the nine months ended
	March 31,
(In thousands)	2013	2012

Operating activities:
Net income	$1,597	$1,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	373	427
Provision for loan losses	585	1,912
Deferred loan origination costs	(79)	(151)
Amortization of premium on investments	2,317	1,769
Proceeds from sale of loans	20,197	10,847
Loans disbursed for sale in the secondary market	(19,694)	(10,329)
Gain on sale of loans	(668)	(322)
Amortization of intangible asset	128	119
Amortization of acquisition-related loan yield adjustment	(174)	-
Amortization of acquisition-related CD yield adjustment	(13)	(21)
Gain on sale of investment securities	(553)	(657)
Provision for loss on real estate owned	105	-
Gain on sale of other real estate owned	83	(2)
Increase in cash surrender value of life insurance	(298)	(217)
ESOP shares committed to be released	154	127
Stock-based compensation expense	-	48
Deferred income taxes	149	163
Effects of change in operating assets and liabilities:
Accrued interest receivable	(38)	200
Prepaid expenses and other assets	1,212	198
Accrued interest	(13)	(5)
Accrued expenses and other	(288)	(178)

Net cash provided by operating activities	5,082	5,573

Investing activities:
Proceeds from maturity of available for sale investment securities	-	9,000
Proceeds from sale of available for sale investment securities	2,627	21,681
Proceeds from maturity of held to maturity securities	76	71
Proceeds from repayment of mortgage-backed securities available for sale	23,121	17,779
Proceeds from sale of mortgage-backed securities available for sale	34,940	31,012
Proceeds from sale of other real estate owned	2,068	409
Purchases of available for sale investment securities	(13,302)	(10,286)
Purchases of mortgage-backed securities available for sale	(108,312)	(95,895)
Purchases of Federal Home Loan Bank stock	-	(4,081)
Net decrease (increase) in loans	21,834	(897)
Proceeds from (purchase of) bank owned life insurance	182	(2,009)
Capital expenditures	(91)	(175)

Net cash used in investing activities	(36,857)	(33,391)

Financing activities:
Net increase (decrease) in deposits	10,027	20,576
Borrowings from Federal Home Loan Bank	-	11,000
Repayments of Federal Home Loan Bank advances	(750)	(1,750)
Proceeds from stock conversion	22,913	-
Dividends paid to stockholders	(1,121)	(1,014)
Cash contributed by United Community MHC	612	-
Common stock acquired by ESOP	(1,552)	-
Repurchases of common stock	-	(31)
Net increase in advances from borrowers for payment of insurance and taxes	188	253

Net cash provided by financing activities	30,317	29,034

Net increase (decrease) in cash and cash equivalents	(1,458)	1,216

Cash and cash equivalents at beginning of period	29,079	31,159

Cash and cash equivalents at end of period	$27,621	$32,375

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.            BASIS OF PRESENTATION- United Community Bancorp, a federal corporation (“old United Community Bancorp”) completed its previously announced conversion from the mutual holding company form of organization to the stock holding company form on January 9, 2013. As a result of the conversion, United Community Bancorp, an Indiana corporation (“United Community Bancorp” or “Company”), became the holding company for United Community Bank (“Bank”), and United Community MHC and old United Community Bancorp, ceased to exist. As part of the conversion, all outstanding shares of old United Community Bancorp common stock (other than those owned by United Community MHC) were converted into the right to receive 0.6573 of a share of United Community Bancorp common stock resulting in 2,089,939 shares issued in the exchange without giving effect to cash distributed for fractional shares. In addition, a total of 3,060,058 shares of common stock were sold in the subscription and community offerings at the price of $8.00 per share, including 194,007 shares of common stock purchased by the ESOP. The completion of new United Community Bancorp’s public offering raised $24.4 million in gross proceeds, which after payment of $2.8 million in offering expenses, resulted in net proceeds of $21.6 million.

The information in this report as of or for periods prior to the conversion date of January 9, 2013 refers to old United Community Bancorp, except share and per share information which have been restated to give retroactive recognition to the conversion ratio of 0.6573.

The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank. The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc., a wholly-owned subsidiary of the Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three- and nine-month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. These financial statements should be read in conjunction with old United Community Bancorp’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2012, which are included on old United Community Bancorp’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 7, 2012.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.           EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of March 31, 2013, the ESOP owned 274,307 shares of the Company’s common stock. As of June 30, 2012, the ESOP owned 99,668 shares of the old United Community Bancorp’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. For each of the three- and nine-month periods ended March 31, 2013 and 2012, outstanding options to purchase 227,626 shares were excluded from the computations of diluted earnings per share as their effect would have not been dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Basic weighted average outstanding shares	4,892,523	5,029,758	4,998,364	5,023,676
Effect of dilutive stock options	—	—	—	—
Diluted weighted average outstanding shares	4,892,523	5,029,758	4,998,364	5,023,676

4.             STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. No stock-based compensation awards were granted during the three- and nine-month periods ended March 31, 2013 and 2012.

5.            DIVIDENDS –On January 24, 2013, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.06 per share. The dividend, totaling $309,000, was paid on February 22, 2013. On March 14, 2013, the Board of Directors of the Company declared a one-time special dividend on the Company’s outstanding shares of stock of $0.18 per share. The special dividend, totaling $927,000, was paid on April 10, 2013 to shareholders of record on March 26, 2013. Accordingly, this special dividend was accrued in the accompanying consolidated statements of financial condition at March 31, 2013.

6.             SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid (refunded) during the period for:
Income taxes	$(182)	$—
Interest	$2,652	$3,239

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gain (loss) on securities designated as available for sale, net of tax	$(422)	$436
Transfers of loans to other real estate owned	$2,534	$598
Accrued dividends	$927	$—

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

The estimated fair values of the Company’s financial instruments at March 31, 2013 and June 30, 2012 are as follows:

	March 31, 2013		June 30, 2012
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$27,621	$27,621	$29,079	$29,079
Investment securities available for sale	31,776	31,776	21,275	21,275
Investment securities held to maturity	417	417	493	493
Mortgage-backed securities	172,590	172,590	124,621	124,621
Loans receivable and loans receivable held for sale	259,012	255,362	283,547	280,244
Accrued interest receivable	1,760	1,760	1,722	1,722
Investment in FHLB stock	6,588	6,588	6,588	6,588

Financial liabilities:
Deposits	436,981	438,804	426,967	429,208
Accrued interest payable	28	28	33	33
FHLB advance	10,083	10,278	10,883	10,911

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2013:
Mortgage-backed securities	$172,590	$—	$172,590	$—
Municipal bonds	31,623	—	31,623	—
Other equity securities	153	153	—	—
June 30, 2012:
Mortgage-backed securities	$124,621	$—	$124,621	$—
Municipal bonds	21,148	—	21,148	—
Other equity securities	127	127	—	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2013:
Other real estate owned	$475	$—	$475	$—
Loans held for sale	558	—	558	—
Impaired loans	24,418	—	24,418	—

June 30, 2012:
Other real estate owned	$197	$—	$197	$—
Loans held for sale	393	—	393	—
Impaired loans	28,190	—	28,190	—

The adjustments to other real estate owned and impaired loans are based primarily on appraisals of the real estate, cash flow analysis or other observable market prices. The Bank’s policy is that fair values for these assets are based on current appraisals or cash flow analysis.

8.             INVESTMENT SECURITIES

Investment securities available for sale at March 31, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$172,809	$677	$896	$172,590
Municipal bonds	31,255	630	262	31,623
Other equity securities	210	—	57	153
	$204,274	$1,307	$1,215	$204,366

Investment securities held to maturity at March 31, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$417	$—	$—	$417

Investment securities available for sale at June 30, 2012 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$124,354	$566	$299	$124,621
Municipal bonds	20,548	693	93	21,148
Other equity securities	210	—	83	127
	$145,112	$1,259	$475	$145,896

Investment securities held to maturity at June 30, 2012 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$493	$—	$—	$493

The mortgage-backed securities, callable bonds and municipal bonds available for sale have the following maturities at March 31, 2013:

	Amortized cost	Estimated market value
Due or callable in one year or less	$-	$-
Due or callable in 1 - 5 years	84,874	85,212
Due or callable in 5 - 10 years	91,653	91,504
Due or callable in greater than 10 years	27,537	27,497
Total debt securities	$204,064	$204,213

All other securities available for sale at March 31, 2013 are saleable within one year. The Bank held $417,000 and $493,000 in investment securities that are being held to maturity at March 31, 2013 and June 30, 2012, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of March 31, 2013

(dollars in thousands):

2014	$49
2015	118
2016	56
2017	60
2018 and thereafter	134
$417

Gross proceeds on the sale of investment and mortgage-backed securities were $13.8 million and $1.1 million for the three-month periods ended March 31, 2013 and 2012, respectively. Gross proceeds on the sale of investment and mortgage-backed securities were $37.6 million and $52.7 million for the nine-month periods ended March 31, 2013 and 2012, respectively. Gross realized gains for the three-month periods ended March 31, 2013 and 2012 were $298,000 and $94,000, respectively. Gross realized gains for the nine-month periods ended March 31, 2013 and 2012 were $561,000 and $657,000, respectively. Gross realized losses for the three and nine-month periods ended March 31, 2013 were $8,000 and $8,000, respectively. There were no gross realized losses for the three- and nine-month periods ended March 31, 2012.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2013:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$91,167	$853	$5,522	$43	$96,689	$896
Municipal bonds	13,909	262	-	-	13,909	262
Other equity securities	-	-	153	57	153	57
	$105,076	$1,115	$5,675	$100	$110,751	$1,215
Number of investments	51		3		54

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

9.             GOODWILL AND INTANGIBLE ASSET

In June 2010, old United Community Bancorp acquired three branches from Integra Bank National Association (“Integra”), which was accounted for under the purchase method of accounting. Under the purchase method, the Company is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the value of net assets acquired represents goodwill, which is not subject to amortization.

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the nine-month period ended March 31, 2013:

	Core Deposit Intangible	Goodwill
	( in thousands)

Balance at June 30, 2012	$870	$2,522
Amortization	(128)	-
Balance at March 31, 2013	$742	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of March 31, 2013:

April 1, 2013 through June 30, 2013	$52
2014	143
2015	118
2016	117
2017	117
2018 and thereafter	195
$742

10.            DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and nine months ended March 31, 2013 (in thousands):

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2013:	$927	$537	$250	$1,782	$2,167	$3	$22	$22	$5,710
Charge offs	(75)	(32)	-	-	(10)	-	-	-	(117)
Recoveries	10	20	-	-	1	-	-	-	31
Provision	23	(38)	(16)	(155)	301	-	(4)	(2)	110
Ending Balance:	$885	$487	$234	$1,627	$2,459	$3	$18	$20	$5,734
Allowance for Credit Losses:
Balance, July 1, 2012:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Charge offs	(207)	(123)	(61)	-	(216)	-	-	-	(607)
Recoveries	23	45	60	9	3	-	-	2	142
Provision	403	88	(1)	(297)	391	-	7	(6)	585
Ending Balance:	$885	$487	$234	$1,627	$2,460	$3	$18	$20	$5,734
Balance, Individually Evaluated	$16	$-	$7	$371	$209	$-	$-	$-	$603
Balance, Collectively Evaluated	$869	$487	$227	$1,256	$2,251	$3	$18	$20	$5,131
Financing receivables:
Ending balance	$113,089	$35,915	$17,101	$33,350	$53,555	$717	$3,373	$6,317	$263,417

Ending Balance: individually evaluated for impairment	$3,697	$1,730	$1,367	$11,470	$5,234	$-	$20	$63	$23,581

Ending Balance: collectively evaluated for impairment	$97,384	$29,053	$15,025	$21,880	$44,003	$717	$3,269	$5,511	$216,842

Ending Balance: loans acquired with deteriorated credit quality	$12,008	$5,132	$709	$-	$4,318	$-	$84	$743	$22,994

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2012 (in thousands):

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335
Charge offs	(529)	(302)	-	(1,233)	(1,804)	-	(8)	(23)	(3,899)
Recoveries	135	105	-	256	4	-	-	16	516
Provision	260	364	124	282	2,620	-	7	5	3,662
Ending Balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Balance, Individually Evaluated	$17	$-	$9	$487	$562	$-	$-	$-	$1,075
Balance, Collectively Evaluated	$649	$477	$227	$1,428	$1,720	$3	$11	$24	$4,539
Financing receivables:
Ending balance	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

Ending Balance: individually evaluated for impairment	$5,992	$1,652	$1,051	$14,000	$7,177	$-	$28	$240	$30,140

Ending Balance: collectively evaluated for impairment	$102,175	$28,561	$16,019	$27,914	$47,307	$1,189	$3,330	$5,616	$232,111

Ending Balance: loans acquired with deteriorated credit quality	$13,534	$5,382	$751	$411	$4,639	$-	$83	$1,148	$25,948

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b).

Credit Risk Profile by Internally Assigned Grade

At March 31, 2013

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$100,040	$34,157	$11,227	$16,403	$27,425	$717	$2,357	$5,258	$197,584
Watch	7,414	1,036	4,169	2,807	16,118	—	803	800	33,147
Special mention	716	120	294	357	3,462	—	188	8	5,145
Substandard	4,919	602	1,411	13,783	6,550	—	25	251	27,541
Total:	$113,089	$35,915	$17,101	$33,350	$53,555	$717	$3,373	$6,317	$263,417

Credit Risk Profile by Internally Assigned Grade

At June 30, 2012

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$108,642	$34,380	$11,836	$15,423	$30,379	$510	$2,577	$6,015	$209,762
Watch	6,503	683	4,059	10,223	11,250	479	836	615	34,648
Special mention	268	24	827	347	10,249	—	—	—	11,715
Substandard	6,288	508	1,099	16,332	7,245	200	28	374	32,074
Total:	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At March 31, 2013

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,830	$681	$506	$3,017	$110,072	$113,089
Consumer	245	174	86	505	35,410	35,915
One- to Four- Family Non-Owner Occupied Mortgage	210	328	1	539	16,562	17,101
Multi-family Residential Real Estate Mortgage	-	-	-	-	33,350	33,350
Non-Residential Real Estate	582	880	-	1,462	52,093	53,555
Construction	-	-	-	-	717	717
Land	242	-	-	242	3,131	3,373
Commercial and Agricultural	9	8	-	17	6,300	6,317
Total	$3,118	$2,071	$593	$5,782	$257,635	$263,417

Age Analysis of Past Due Loans Receivable

At June 30, 2012

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,764	$355	$993	$3,112	$118,589	$121,701
Consumer	195	15	274	484	35,111	35,595
One- to Four- Family Non-Owner-Occupied Mortgage	947	—	53	1,000	16,821	17,821
Multi-family Residential Real Estate Mortgage	489	—	—	489	41,836	42,325
Nonresidential Real Estate	207	306	698	1,211	57,912	59,123
Construction	—	—	—	—	1,189	1,189
Land	—	—	—	—	3,441	3,441
Commercial and Agricultural	246	—	—	246	6,758	7,004
Total	$3,848	$676	$2,018	$6,542	$281.657	$288,199

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

				For the three months ended March 31, 2013		For the nine months ended March 31, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$37	$66	$16	$-	$37	$-	$38
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	335	342	6	6	337	16	390
Multifamily Residential Real Estate Mortgage	4,179	4,549	371	26	4,192	76	4,226
Non-Residential Real Estate	2,560	2,916	209	14	3,587	56	4,172
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$7,111	$7,873	$602	$46	$8,153	$148	$8,826

Impaired Loans

				For the three months ended March 31, 2013		For the nine months ended March 31, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$4,684	$5,406	$-	$8	$4,940	$58	$5,613
Consumer	602	1,262	-	-	560	26	537
One- to Four- Family Non-Owner Occupied Mortgage	1,252	1,368	-	8	1,164	17	831
Multifamily Residential Real Estate Mortgage	6,920	10,004	-	49	7,240	183	8,195
Non-Residential Real Estate	3,676	7,277	-	6	2,576	13	2,096
Construction	-	-	-	-	-	-	-
Land	25	46	-	-	26	-	27
Commercial and Agricultural	148	155	-	-	151	9	195
Total	$17,307	$25,518	$-	$71	$16,657	$306	$17,494

Impaired Loans

				For the three months ended March 31, 2013		For the nine months ended March 31, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$4,721	$5,472	$16	$8	$4,977	$58	$5,651
Consumer	602	1,262	-	-	560	26	537
One- to Four- Family Non-Owner Occupied Mortgage	1,587	1,710	6	14	1,501	33	1,221
Multifamily Residential Real Estate Mortgage	11,099	14,553	371	75	11,432	259	12,421
Non-Residential Real Estate	6,236	10,193	209	20	6,163	69	6,268
Construction	-	-	-	-	-	-	-
Land	25	46	-	-	26	-	27
Commercial and Agricultural	148	155	-	-	151	9	195
Total	$24,418	$33,391	$602	$117	$24,810	$454	$26,320

				For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With an allowance recorded:
One- to Four- Family - Owner-Occupied	$40	$70	$(17)	—	$33
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	476	485	(9)	14	238
Multi-family Residential Real Estate Mortgage	4,266	4,754	(487)	119	5,375
Nonresidential Real Estate	4,915	6,661	(562)	61	2,457
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$9,697	$11,970	$(1,075)	$194	$8,103

				For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Without an allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$6,476	$7,353	$—	$96	$6,293
Consumer	508	1,168	—	40	254
One- to Four- Family Non-Owner Occupied Mortgage	285	403	—	2	260
Multi-family Residential Real Estate Mortgage	9,247	12,923	—	230	7,865
Non-residential Real Estate	1,709	4,216	—	39	4,510
Construction	—	—	—	—	—
Land	28	49	—	—	14
Commercial and Agricultural	240	249	—	13	120
Total	$18,493	$26,361	$—	$420	$19,316

				For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
Mortgage One- to Four- Family - Owner-Occupied	$6,516	$7,423	$(17)	$96	$6,326
Consumer	508	1,168	—	40	254
One- to Four- Family Non-Owner Occupied Mortgage	761	888	(9)	16	498
Multifamily Residential Real Estate Mortgage	13,513	17,677	(487)	349	13,240
Nonresidential Real Estate	6,624	10,877	(562)	100	6,967
Construction	—	—	—	—	—
Land	28	49	—	—	14
Commercial and Agricultural	240	249	—	13	120
Total	$28,190	$38,331	$(1,075)	$614	$27,419

The Bank did not have any investments in subprime loans at March 31, 2013. Impaired loans at March 31, 2013 included troubled debt restructurings with an aggregate principal balance of $31.7 million and a recorded investment of $31.1 million. See Note 11 for more discussion on troubled debt restructurings.

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

The following tables summarize TDRs by loan type and accrual status.

	At March 31, 2013
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$2,071	$2,615	$4,686	$22	$4,664	26	$4,844
Multi-family residential real estate	5,117	4,448	9,565	150	9,415	10	10,602
Nonresidential real estate	3,623	2,814	6,437	209	6,228	8	5,889
Total	$10,811	$9,877	$20,688	$381	$20,307	44	$21,335

	At June 30, 2012
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$2,374	$2,601	$4,975	26	$4,949	28	$5,365
Multi-family residential real estate	7,715	4,251	11,966	165	11,801	12	11,514
Nonresidential real estate	3,122	2,987	6,109	465	5,644	8	6,194
Total	$13,211	$9,839	$23,050	$656	$22,394	48	$23,073

Interest income recognized on TDRs is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2013	2012	2013	2012

One- to Four-Family residential real estate	$18	$22	$53	$93
Multifamily residential real estate	75	77	244	309
Nonresidential real estate	12	19	60	98
Construction	-	-	-	2
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	$105	$118	$357	$502

At March 31, 2013, the Bank had 44 loans totaling $20.7 million that qualified as TDRs, and has reserved an aggregate of $381,000 for losses on these loans. At March 31, 2013, TDRs with no related allowance totaled $14.9 million and TDRs with a related allowance totaled $5.4 million. At March 31, 2013, the Bank had no other commitments to lend on its TDRs. At June 30, 2012, the Bank had 48 loans totaling $23.1 million that qualified as TDRs, and has established an allowance for losses on these loans of $656,000. At June 30, 2012, TDRs with no related allowance totaled $17.4 million and TDRs with a related allowance totaled $5.7 million. Management continues to monitor the performance of loans classified as TDRs.

Loans that were included in TDRs at March 31, 2013 and June 30, 2012 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered interest rate period, requiring the borrower to refinance at market rates at that time. At March 31, 2013, there were 39 loans with required principal and interest payments, and five loans with required interest only payments. At June 30, 2012, there were 39 loans with required principal and interest payments, and nine loans with required interest only payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2013		Nine Months Ended March 31, 2013
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$20,871	46	$22,394	48
Additions to TDR	214	-	895	1
Charge-offs	-	-	-	-
Removal of TDRs(1)	(582)	(2)	(1,956)	(5)
Payments	(196)	-	(1,026)	-
Ending balance	$20,307	44	$20,307	44

(1) Two TDRs were foreclosed on during the nine month period ended March 31, 2013 and transferred to OREO in the amount of $286,000. At June 30, 2012, one customer had two TDRs that were restructured during the nine months ended March 31, 2013 into one loan. One TDR loan was paid in full in the amount of $140,000 and one TDR loan was performing at market rate for 12 consecutive months as of March 31, 2012 and was removed from TDR status.

Seven loans that were recorded as TDRs at June 30, 2012 were restructured during the nine months ended March 31, 2013 upon the end of the original restructured terms. The restructuring increased the recorded investment in these loans by $370,000 and the loans continue to be carried as TDRs.

One new loan was recorded as a TDR during the quarter ended December 31, 2012. The resulting restructured loan is an “A” note for $375,000 and a “B” note for $106,000.

12. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

We adopted the following accounting guidance in 2013, none of which had a material effect, if any, on our consolidated financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles - goodwill and other (Topic 350). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. Effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22. Because the amendments in this ASU reflect only guidance modifications that the SEC had previously issued, the amendments have no incremental impact on the reporting entity.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements: The amendments in this update clarify the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. Amendments to the Codification without transition guidance are effective upon issuance for both public and nonpublic entities. For public entities, amendments subject to transition guidance are effective for fiscal periods beginning after December 15, 2012.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. We do not anticipate any material impact from this Update.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios. Additionally, other risks and uncertainties may be described in old United Community Bancorp’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 7, 2012, which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: the allowance for loan losses and the valuation of deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; and value of collateral. Inherent loss factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 11 and 12 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K filed by old United Community Bancorp with the Securities and Exchange Commission on September 7, 2012.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. The Company applies the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of March 31, 2013 and June 30, 2012. The Company recognized no interest and penalties on the underpayment of income taxes during the three and nine month periods ended March 31, 2013 and 2012, and had no accrued interest and penalties on the balance sheet as of March 31, 2013 and June 30, 2012. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years before the fiscal year ended June 30, 2009.

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

Balance Sheet Analysis

Total assets were $526.0 million at March 31, 2013, compared to $495.9 million at June 30, 2012. Total assets increased $30.0 million, or 6.0%, including a $58.4 million increase in investment securities, partially offset by a $24.7 million decrease in loans. The increase in our investment securities was the result of purchases of mortgage-backed securities and available for sale securities with the funds received in connection with the conversion from a mutual holding company form of organization to the stock holding company form on January 9, 2013. The decrease in loans was primarily the result of net payoffs totaling $9.3 million reduction in one- to four-family real estate loans, payoffs aggregating $8.0 million for performing commercial real estate loans and transfers to OREO totaling $2.5 million during the nine month period ended March 31, 2013.

Total liabilities were $451.0 million at March 31, 2013, compared to $440.9 million at June 30, 2012, reflecting a $10.0 million increase in deposits. The increase in deposits was primarily due to a $9.6 million increase in retail deposits.

Total stockholders’ equity was $75.0 million at March 31, 2013, compared to $55.0 million at June 30, 2012. The increase was primarily the result of net proceeds from the stock conversion totaling $21.6 million, net income of $1.6 million for the nine months ended March 31, 2013, and a $612,000 contribution of cash by United Community MHC, partially offset by dividends paid and accrued totaling $2.0 million during the nine month period ended March 31, 2013 and common stock acquired by the ESOP of $1.6 million.

Loans. At March 31, 2013, one- to four- family residential loans totaled $130.2 million, or 49.4% of total gross loans, compared to $139.5 million, or 48.4% of total gross loans, at June 30, 2012. The reduction in the one- to four-family residential portfolio during the current year period was primarily due to principal repayments coupled with our strategy of selling in the secondary market newly-originated fixed-rate loans with terms longer than 10 years.

Multi-family and nonresidential real estate loans totaled $86.9 million and represented 33.0% of total loans at March 31, 2013, compared to $101.4 million, or 35.2% of total loans, at June 30, 2012. The decrease was primarily attributable to the repayment of six nonresidential real estate loans totaling $9.3 million and two multi-family real estate loans totaling $4.0 million.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31, 2013		At June 30, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$130,190	49.4%	$139,522	48.4%
Multi-family	33,350	12.7	42,325	14.7
Construction	717	0.3	1,189	0.4
Nonresidential real estate	53,555	20.3	59,123	20.5
Land	3,373	1.3	3,441	1.2
Commercial business	3,582	1.4	3,854	1.3
Agricultural	2,735	1.0	3,150	1.1
Consumer:
Home equity	31,662	12.0	31,242	10.9
Auto	1,553	0.6	1,820	0.6
Share loans	1,579	0.6	1,200	0.4
Other	1,121	0.4	1,333	0.5

Total consumer loans	35,915	13.6	35,595	12.4

Total loans	$263,417	100.0%	$288,199	100.0%

Less (plus):
Deferred loan costs, net	(1,009)		(924)
Undisbursed portion of loans in process	238		355
Allowance for loan losses	5,734		5,614
Loans, net	$258,454		$283,154

Loan Maturity

The following table sets forth certain information at March 31, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity is reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,018	$31,204	$90,968	$130,190
Multi-family real estate	4,240	4,727	24,383	33,350
Construction	717	-	-	717
Nonresidential real estate	3,938	19,661	29,956	53,555
Land	996	1,411	966	3,373
Commercial	1,189	1,235	1,158	3,582
Agricultural	261	2,042	432	2,735
Consumer	4,123	1,931	29,861	35,915
Total	$23,482	$62,211	$177,724	$263,417

The following table sets forth the dollar amount of all loans at March 31, 2013 due after March 31, 2014 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$38,680	$83,492	$122,172
Multi-family real estate	1,731	27,379	29,110
Construction	-	-	-
Nonresidential real estate	10,623	38,994	49,617
Land	314	2,063	2,377
Commercial	483	1,910	2,393
Agricultural	771	1,703	2,474
Consumer	1,914	29,878	31,792
Total	$54,516	$185,419	$239,935

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Nine Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
			(in thousands)
Total loans at beginning of period	$288,199	$290,834	$271,568	$290,617
Loans originated (1):
One- to four-family residential real estate	26,741	26,184	8,219	13,302
Multi-family residential real estate	88	138	—	—
Construction	841	615	370	264
Nonresidential real estate	4,530	285	1,048	285
Land	640	58	—	—
Commercial business	874	803	350	778
Consumer	4,791	3,396	189	2,411
Total loans originated	38,505	31,479	10,176	17,040
Deduct:
Loan principal repayments	43,593	26,166	12,010	14,969
Loans originated for sale	19,694	6,900	6,317	3,441
Net loan activity	(24,782)	(1,587)	(8,151)	(1,370)
Total loans at end of period	$263,417	$289,247	$263,417	$289,247

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three Months and Nine Months Ended March 31, 2013 and 2012

Overview. Net income decreased $50,000 to $407,000 for the quarter ended March 31, 2013, compared to net income of $457,000 for the quarter ended March 31, 2012. Net income stayed flat at $1.6 million for the nine months ended March 31, 2013 and 2012.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2013 and 2012.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,119	$3,575	(12.8)%	$9,892	$11,472	(13.8)%
Investment and mortgage backed securities	718	712	0.8	2,266	2,196	3.2
Other interest-earning assets	10	3	233.3	17	9	88.9
Total interest income	3,847	4,290	(10.3)	12,175	13,677	(11.0)

Interest expense:
NOW and money market deposit accounts	59	129	(54.3)	256	434	(41.0)
Passbook accounts	64	64	-	266	194	37.1
Certificates of deposit	582	803	(27.5)	1,983	2,551	(22.3)
Total interest-bearing deposits	705	996	(29.2)	2,505	3,179	(21.2)
FHLB advances	42	29	44.8	134	55	143.6
Total interest expense	747	1,025	(27.1)	2,639	3,234	(18.4)
Net interest income	$3,100	$3,265	(5.1)	$9,536	$10,443	(8.7)

Net interest income decreased $165,000, or 5.1%, to $3.1 million for the quarter ended March 31, 2013 as compared to $3.3 million for the quarter ended March 31, 2012. The decrease of $443,000 in interest income was partially offset by a $278,000 decrease in interest expense. The decrease in interest income was the result of a decrease in the average interest rate earned on loans from 5.03% to 4.75%, a $21.6 million decrease in the average balance of loans and a decrease in the average rate earned on investments from 2.14% to 1.49%, partially offset by a $60.1 million increase in the average balance of investments. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.95% to 0.64%, partially offset by a $20.6 million increase in the average balance of outstanding deposits. The decrease in the average balance of loans is primarily due to loan refinancings and loans being sold in the secondary market.

Net interest income decreased $907,000, or 8.7%, to $9.5 million for the nine months ended March 31, 2013 as compared to $10.4 million for the nine months ended March 31, 2012. A decrease of $1.5 million in interest income was partially offset by a $595,000 decrease in interest expense. The decrease in interest income was the result of a decrease in the average interest rate earned on loans from 5.37% to 4.89%, a $15.3 million decrease in the average balance of loans and a decrease in the average rate earned on investments from 2.23% to 1.74%, partially offset by a $42.4 million increase in the average balance of investments. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 1.02% to 0.77%, partially offset by a $17.7 million increase in the average balance of outstanding deposits and a $6.0 million increase in the average balance of outstanding advances from the Federal Home Loan Bank. Changes in interest rates are reflective of decreases in overall market rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2013 and 2012. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2013			2012			2013			2012
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$262,743	$3,119	4.75%	$284,350	$3,575	5.03%	$269,491	$9,892	4.89%	$284,789	$11,472	5.37%
Investment and mortgage backed securities	193,131	718	1.49	133,035	712	2.14	173,894	2,266	1.74	131,518	2,196	2.23
Other interest-earning assets	34,130	10	0.12	31,085	3	0.04	29,977	17	0.08	26,109	9	0.05
	490,004	3,847	3.14	448,470	4,290	3.83	473,362	12,175	3.43	442,416	13,677	4.12
Noninterest-earning assets	35,632			37,094			36,283			36,144
Total assets	$525,636			$485,564			$509,645			$478,560

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	169,125	59	0.14	148,298	129	0.35	162,871	256	0.21	147,041	434	0.39
Passbook accounts (1)	87,322	64	0.29	74,694	64	0.34	83,741	266	0.42	72,260	194	0.36
Certificates of deposit (1)	182,249	582	1.28	195,077	803	1.65	186,676	1,983	1.42	196,299	2,551	1.73
Total interest-bearing deposits	438,696	705	0.64	418,069	996	0.95	433,288	2,505	0.77	415,600	3,179	1.02
FHLB advances	10,208	42	1.65	8,708	29	1.33	10,458	134	1.71	4,458	55	1.64
Total interest-bearing liabilities	448,904	747	0.67	426,777	1,025	0.96	443,746	2,639	0.79	420,058	3,234	1.03
Noninterest bearing liabilities, commitments and contingencies	9,316			3,558			5,746			3,753
Total liabilities, commitments and contingencies	458,220			430,335			449,492			423,811
Stockholders' equity	67,416			55,229			60,153			54,749
Total liabilities and stockholders' equity	$525,636			$485,564			$509,645			$472,560
Net interest income		$3,100			$3,265			$9,536			$10,443
Interest rate spread			2.47%			2.87%			2.64%			3.09%
Net interest margin (annualized)			2.53%			2.91%			2.69%			3.15%
Average interest-earning assets to average interest-bearing liabilities			109.16%			105.08%			106.67%			105.32%

(1) Includes municipal deposits

Provision for Loan Losses. The provision for loan losses was $110,000 for the quarter ended March 31, 2013, compared to $333,000 for the same quarter in the prior year, representing a decrease of $223,000 or 67.0%. The provision for loan losses was $585,000 for the nine months ended March 31, 2013, compared to $1.9 million for the same period in the prior year, a decrease of $1.3 million or 69.4%. The decreases in the loan loss provision was primarily due to continued improvement in asset quality.

Other Income. The following table summarizes other income for the three and nine months ended March 31, 2013 and 2012.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)

Service charges	$557	$569	(2.1)%	$1,807	$1,829	(1.2)%
Gain on sale of loans	136	109	24.8	668	322	107.5
Gain on sale of investments	290	94	208.5	553	657	(15.8)
Loss on sale of other real estate owned	(130)	(2)	6,400.0	(83)	-	(100.0)
Income from Bank Owned Life Insurance	81	86	(5.8)	298	217	37.3
Other	15	32	(53.1)	140	194	(27.8)
Total	$949	$888	6.9	$3,383	$3,219	5.1

Other income increased $61,000, or 6.9%, to $949,000 for the quarter ended March 31, 2013 from $888,000 for the quarter ended March 31, 2012. The increase in other income was primarily due to a $196,000 increase in gain on sale of investments, partially offset by a $128,000 increase in loss on sale of other real estate owned. The increase in loss on sale of other real estate owned was primarily the result of the sale of a nonresidential property.

Other income increased $164,000, or 5.1%, to $3.4 million for the nine months ended March 31, 2013 from $3.2 million for the nine months ended March 31, 2012. The increase in other income was primarily due to a $346,000 increase in gain on sale of loans, partially offset by a $104,000 decrease in gain on sale of investments and a $83,000 increase in loss on sale of OREO. The increase in loan sales to Freddie Mac in the March 31, 2013 period compared to the same period in the prior year was primarily due to an increase in refinancing activity as a result of the continued low interest rate environment. The increase in loss on sale of other real estate owned was primarily the result of the sale of a nonresidential property.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and nine months ended March 31, 2013 and 2012.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)

Compensation and employee benefits	$1,864	$1,755	6.2%	$5,458	$5,186	5.2%
Premises and occupancy expense	342	326	4.9	1,053	964	9.2
Deposit insurance premium	107	26	311.5	388	240	61.7
Advertising expense	78	77	1.3	259	284	(8.8)
Data processing expense	408	327	24.8	1,127	943	19.5
Provision for loss on real estate owned	-	-	-	105	-	100.0
Intangible amortization	48	40	20.0	128	119	7.6
Professional fees	152	207	(26.6)	554	652	(15.0)
Other operating expenses	428	298	43.6	1,142	958	19.2
Total	$3,427	$3,056	12.1	$10,214	$9,346	9.3

Noninterest expense increased $371,000, or 12.1%, from $3.1 million for the quarter ended March 31, 2012 to $3.4 million for the quarter ended March 31, 2013. The increase was primarily due to increases of $109,000 in compensation and employee benefits, $81,000 in deposit insurance premium, $81,000 in data processing expense and $130,000 in other operating expenses, offset by decreases in other non-interest expense items.

Noninterest expense increased $868,000, or 9.3%, from $9.3 million for the nine months ended March 31, 2012 to $10.2 million for the nine months ended March 31, 2013. The increase was primarily due to increases of $272,000 in compensation and employee benefits, $148,000 in deposit insurance premium, $184,000 in data processing expense and $184,000 in other operating expenses, as well as a $105,000 provision for loss on real estate owned in the nine months ended March 31, 2013 compared to no such provision in the prior year nine month period.

The increase in compensation and employee benefits expense was primarily due to the addition of employees in the accounting and collections departments, additional payroll expense associated with the implementation of a new core processing and branch network communication system, and annual wage increases. The increase in deposit insurance premium is reflective of an overall increase in average deposits in the current year compared to the prior year. The increase in data processing expense was primarily due to the implementation of a new core processing and branch network communication system. The increase in other operating expenses is due to increased expenses associated with OREO properties during the current year compared to the prior year. The provision for loss on real estate owned was due to additional write-downs on two commercial OREO properties.

Income Taxes. Income tax expense for the three months ended March 31, 2013 was $105,000, compared to $307,000 for the three months ended March 31, 2012. Income tax expense for the nine months ended March 31, 2013 was $523,000, compared to $759,000 for the nine months ended March 31, 2012. The decrease in income tax expense during the current year compared to the prior year is the result of decreased income before income taxes combined with an increase in non-taxable income from bank owned life insurance.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets, nonaccrual loans, and TDRs that are delinquent or have not been performing in accordance with their restructured terms for a specified period of time to be nonperforming assets.

All of the TDRs at March 31, 2013 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At March 31, 2013, 44 loans were considered to be TDRs (with an aggregate balance of $20.7 million) of which 24 loans (with an aggregate balance of $9.9 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At March 31, 2013	At June 30, 2012
(Dollars in thousands)	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$1,644	$2,412
Multi-family real estate	1,905	2,034
Nonresidential real estate and land	34	1,106
Commercial	147	240
Consumer	602	508
Total nonaccrual loans	4,332	6,300

Nonaccrual restructured loans:
One- to four-family residential real estate	2,614	2,601
Multi-family real estate	4,449	4,251
Nonresidential real estate and land	2,814	2,987
Total nonaccrual restructured loans	9,877	9,839
Total nonperforming loans	14,209	16,139
Real estate owned	475	197
Total nonperforming assets	14,684	16,336
Accruing restructured loans	10,811	13,211
Accruing restructured loans and nonperforming assets	$25,495	$29,547
Total nonperforming loans to total loans	5.39%	5.60%
Total nonperforming loans to total assets	2.70%	3.26%
Total nonperforming assets to total assets	2.79%	3.30%
Total number of nonperforming loans	80	74

The decrease in nonperforming loans is primarily due to the payoff of a nonresidential real estate loan with a carrying value of approximately $300,000, and the acquisition through foreclosure of two one- to four-family loans, one multi-family loan and one nonresidential real estate loan with carrying values of $572,000, $1.2 million and $600,000 respectively, partially offset by additions of $681,000 in nonresidential real estate and multi-family loans.

Interest income that would have been recorded for the three and nine months ended March 31, 2013 had nonaccruing loans been current according to their original terms was $86,000 and $260,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $92,000 and $175,000 for the three and nine months ended March 31, 2013, respectively.

A discussion of our most significant nonaccrual and accruing restructured loans follows. At March 31, 2013, these loans comprised $13.8 million. The six largest nonaccrual loans at March 31, 2013 were comprised of: loans A-1 and A-3 (of Loan Relationship A), and the loans in Loan Relationships B, G, H and I. Two of the three loans as collateral for Loan Relationship C were foreclosed on during the December 2012 quarter and the third loan, which had been included in nonaccruals at December 31, 2012, was foreclosed on during the March 2013 quarter. Loan A-2 and the loans in Loan Relationships D, E and F, which were reported as “accruing restructured loans” at June 30, 2012, have been performing in accordance with their restructured terms for a sufficiently long period of time and are reported as “accruing restructured loans” at March 31, 2013.

29

-

Loan Relationship A. The loans comprising this loan relationship (with Loan A-3 using the split note strategy) had a net carrying value of $4.9 million at March 31, 2013 had a carrying value of $6.4 million prior to its restructuring in the third quarter of the year ended June 30, 2011. One loan (A-1) is secured by a first mortgage on an apartment complex near a college campus, Loan A-2 is secured by a first mortgage on two mobile home parks, and Loan A-3 is secured by the first mortgage on another apartment complex. At March 31, 2013 and June 30, 2012, Loan A-1 and Loan A-3 are included in the above table in “Nonaccrual restructured loans, Multi-family real estate.” Loan A-2 is included in “Accruing restructured loans.” In the “Credit Risk Profile by Internally Assigned Grade” table on page 14, Loans A-1, A-2, and A-3 were classified as Multi-Family Residential Real Estate, Substandard, at March 31, 2013 and June 30, 2012. The loans comprising Loan Relationship A were originally restructured in October and November, 2010. At the time of the first restructuring in 2010, Loan A-1, with a carrying value of $3.0 million, was 180 days delinquent, and Loans A-2 and A-3 were performing. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on the two performing loans that were restructured. The borrowers paid a loan modification fee of $3,000 for this restructuring. At June 30, 2010, after the effect of restating the June 30, 2010 financial statements, management established a specific allocation on these three loans through a charge-off to the general allowance for loan losses of $1.1 million. On each of the three loans, one of the borrowers is a corporate entity. Also, on each of the three loans, each of the principals of the corporate borrowers individually signed as co-borrowers. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of the potential future losses. In May 2011, Loan A-3 was again restructured through a troubled debt restructuring as a result of the borrower experiencing cash flow problems during the quarter ended March 31, 2011. The cash flow problems experienced were the combined effect of decreased rental income and the failure to pay real estate property taxes. However, due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Based upon a cash flow analysis of the properties performed by management, $651,000 of the $6.4 million in loans was charged-off during the restructuring using the split note strategy. This split was done for Loan A-3 that had a balance of $1.6 million before the split. After the split, Note A had a balance of $994,000 and Note B had a balance of $651,000. Prior to the loan being restructured in May, 2011, the restructured loan carried a $651,000 specific reserve as restated in old United Community Bancorp’s Form 10-K, as amended, for the year ended June 30, 2011 filed with the SEC on March 28, 2012 that was included in Note B and charged-off. The split note loans have an interest rate that is 275 basis points below their original restructured rate for a period of two years, and 475 basis points below their original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. Each of the loans comprising Loan Relationship A were performing in accordance with their restructured terms at March 31, 2013. The property securing Loan A-3 was sold on land contract in April 2012 for $2.2 million. The buyer made a down payment of $50,000 and pays a monthly principal and interest payment, based on a 5% interest rate and a 30-year term. This land contract has a balloon payment due in April 2014. The buyer has made all scheduled payments as of March 31, 2013. The land contract buyer has made contact with another financial institution that is interested in refinancing the land contract. If this refinancing occurs, the Bank would be paid off on the A and B notes used in the split note strategy for Loan A-3. The interest rate for Loan A-1 reverted back to the original interest rate, beginning with the March 2013 payment. As of March 31, 2013, the Loan A-1 property was under contract for a potential purchase price of $3.3 million. The borrower has received an earnest money deposit of $50,000 as of March 31, 2013.

30

-

Loan Relationship B. The loans comprising Loan Relationship B had a net carrying value of $1.3 million at March 31, 2013. The loans comprising Loan Relationship B were originally restructured in June, 2010, with an aggregate carrying value of $4.1 million until their restructuring in the quarter ended March 31, 2011. These loans are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property. At the time of the original restructuring, the property value was based primarily on the collateral’s cash flow, including required personal cash infusions from the co-borrowers. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. One of the borrowers is a corporate entity. The principals of the corporate borrower are also co-borrowers on the note. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of potential future losses. The restructured loans were considered impaired at June 30, 2010. An allowance for loan loss of $600,000 was recorded at that time to reflect the reduction in carrying value resulting from the exclusion of required personal cash infusions from the co-borrowers from the carrying value of the loans. In March, 2011, the loans comprising Loan Relationship B were again experiencing cash flow problems due to the combined effect of the level of the required monthly loan payments, decreases in rental revenue from the properties, and the co-borrowers’ failure to pay real estate property taxes. Due to financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Therefore, in March 2011, the two loans secured by the two separate retail strip shopping centers were combined and refinanced into two loans, using the split note strategy. The first loan was for $2.4 million and was classified as substandard and was a troubled debt restructuring because of its below market interest rate. The second loan was for $1.3 million and was charged-off. In March 2011, the loan secured by the single purpose commercial use property was also refinanced into two loans using the split note strategy. The first loan was for $238,000 and was classified as substandard and was a troubled debt restructuring because of a below market interest rate. The second loan was for $169,000 and was charged-off. The restructured loans have an interest rate that is 275 basis points lower than the 2010 restructured rate and 500 basis points below their original rates for a period of two years. The restructured loans were classified as substandard and were both included in “Nonaccrual restructured loans, Nonresidential real estate” as of June 30, 2012. At the end of the two year period, balloon payments are due, unless the borrower refinances the loans into a market rate loan at that time. In May 2012, the loan secured by the two retail strip shopping centers experienced the loss of a major tenant. As a result of the decrease in cash flow, the Bank had the two retail strip shopping centers appraised in June 2012. The appraisal reflected that the value of the properties declined to $1.45 million from the previous appraisal of $2.95 million in February 2011. Management has determined that this loan will ultimately be settled through the sale of the property. A charge-off in the amount of $956,000 was established in the quarter ended June 30, 2012 based on the most recent appraisal indicating a known loss, and an additional impairment of $189,000 was established based on the Bank’s experience in settling foreclosed property. The carrying value of this loan is classified as substandard and this loan is a troubled debt restructuring. The Bank also appraised the single purpose commercial use property in June 2012. The value of this property declined to $225,000 from $325,000 in February 2011 due to decreased cash flow from the tenant. Management decided that this loan would also be settled from the sale of the property. A charge-off in the amount of $22,000 was established based on the most recent appraisal indicating a known loss, and an additional impairment of $29,000 was established based on the Bank’s experience in settling foreclosed property. The carrying value of this loan is classified as substandard, and this loan is a troubled debt restructuring. During the quarter ending March 31, 2013, the balloon payment for the two loans secured by the two separate retail strip shopping centers, using the split note strategy and the balloon payments for the two loans secured by the single purpose commercial use property, became due. The two loans secured by the two separate retail strip shopping centers were refinanced into two loans, again using the split note strategy. The first loan was for $1.3 million, with a market interest rate of 5.50%, for a 30 year loan term and a 3 year balloon payment. This loan is included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at March 31, 2013 and at June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 14, this loan was classified as “Nonresidential real estate, Substandard” at March 31, 2013 and June 30, 2012. The second loan was for $2.3 million and was charged off. The two loans secured by the single purpose commercial use property were modified, again using the split note strategy. The first loan was modified to $188,000, with a market rate of 5.50% for a 30-year term and a three year balloon payment. This loan is included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at March 31, 2013 and June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 14, this loan was classified as “Nonresidential real estate, Substandard” at March 31, 2013 and June 30, 2012. The second loan was modified to $191,000 with no additional amount charged off.

31

-	Loan Relationship C. The loans comprising this relationship had a net carrying value of $0 at March 31, 2013. The original two loans included in this relationship had an aggregate value of $2.1 million prior to being restructured in the quarter ended March 31, 2011. One of the original loans was secured by a first mortgage on a single-family home. The other original loan was secured by a 24-unit apartment complex, six one- to four-family residential properties and ten residential building lots. In March 2011, these two loans were restructured into two loans, using the split note strategy. The two loans using the split note strategy had an aggregate carrying value of $1.5 million at June 30, 2012. The Note A loan is an OREO at March 31, 2013 and was included in “Accruing restructured loans” at June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 14, the Note A loan is classified as “Multi-family real estate, Substandard” at June 30, 2012. The loans comprising Loan Relationship C were originally restructured in August 2009. At the time of the first restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $29,000. In August 2009, the loans were originally restructured by reducing the interest rates on the loans by a range of 400 to 600 basis points to a rate that was 300 basis points below market rate. These loans were performing at the initial time of the restructuring in August 2009, but the borrowers were beginning to experience cash flow difficulties. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. At the time the loans were initially restructured, independent appraisals were performed on each piece of underlying collateral. These appraisals supported the aggregate $2.1 million carrying value of the two loans. One of the borrowers is a corporate entity, with one principal who has personally signed on the loan. At the time of the restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrower and determined that the co-borrower was not expected to cover a total loss, but would mitigate the amount of potential future losses. Based on the restatement of the June 30, 2010 audited consolidated financial statements, these loans were considered impaired at June 30, 2010, with an allowance for loan losses of $675,000 established to reflect the reduction in the carrying value resulting from the exclusion of the required personal cash infusions from the calculation of the carrying value. During the quarter ended March 2011, the borrower again began to experience cash flow difficulties and these loans were refinanced through a troubled debt restructuring. The cash flow problems contributed to the combined effect of the failure to pay required monthly loan payments, the failure to pay association dues, and the failure to pay real estate property taxes. Due to certain financial difficulties experienced by the co-borrower, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrower was unable to mitigate the losses on the loan. As stated above, based upon a cash flow analysis of the properties performed by management, the loans were restructured during the quarter ended March 31, 2011, utilizing the split note strategy. After the restructuring, the previous aggregate balance of $2.1 million was split into two notes with Note A having a balance of $1.5 million which was classified as substandard, and Note B having a balance of $626,000 which was charged-off. A restructuring fee of $14,000 was charged and included in Note B at March 31, 2011. The restructured loans have an interest rate that is 275 basis points lower than the 2010 restructured rate for a period of two years, and 675 to 875 basis points below the original rates. At the end of the two year period, balloon payments are due, unless the borrower refinances into a market rate loan at that time. As stated in the September 30, 2012 Form 10-Q, the Bank was in negotiations with this borrower to repossess these properties. These negotiations were completed in the quarter ended December 31, 2012. The borrower agreed to deed back to the Bank the 24-unit apartment complex, five of the seven one- to four-family residential properties, and the ten residential building lots. The other two one- to four-family residential properties were retained by the borrower with the agreement that the borrower would either sell, refinance with another financial institution, or deed back to the Bank these two properties during the quarter ending March 31, 2013. The properties deeded back to the Bank were put in to OREO in the amount of $1.2 million. The two properties retained by the borrower have a net carrying value of $280,000 based on appraisals in the total amount of $350,000 completed in the quarter ended December 31, 2012. During the quarter ended December 31, 2012, the Bank sold the 24-unit apartment complex, three of the one- to four-family residential properties and four residential building lots, generating total proceeds of $1.0 million. During the quarter ended March 31, 2013, one of the two remaining one- to four-family residential properties that had a net carrying value of $280,000 was refinanced by another financial institution and the borrower paid down the remaining loan to $140,000. The other property was deeded back to the Bank and put in OREO in the amount of $140,000. As a result, there was no remaining loan balance at March 31, 2013. Also, one of the two one- to four-family residential properties that was in OREO as of December 31, 2012 was sold during the March 31, 2013 quarter, and the other one- to four-family residential property was sold in April 2013. Additionally, the Bank was able to sell two of the remaining six lots that were in OREO as of December 31, 2012, and another lot was sold in April 2013. The sales of these OREO properties generated proceeds of $32,000. Based on the appraisals of the remaining OREO properties, the Bank does not expect any additional losses in this relationship.

32

-

Loan Relationship D. The loan comprising this loan relationship had a net carrying value of $1.3 million at March 31, 2013. The loan comprising Loan Relationship D was originally restructured in December 2008. The loan is secured by a first mortgage on a 62-unit apartment complex near a college campus. The loan was made in 2008 to a seasoned property manager who made major improvements to the property. The property was purchased in December 2008 from a Bank borrower who was delinquent at the time of acquisition. At the time the loan was acquired from the delinquent borrower in 2008, it was restructured with a new borrower, in lieu of foreclosure, pursuant to which the Bank loaned the borrower funds to purchase and renovate the property. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $113,000. We have no personal guarantee or co-borrower on this loan. The loan required interest only payments through December 2011. In January, 2012, the interest rate on the loan was adjusted to the prime interest rate as published by The Wall Street Journal, plus a spread. At the time of the acquisition, management believed that the new borrower would be able to renovate the property with a view toward improving the property’s cash flow, and in turn, the performance of the loan. After the closing of the loan, the borrower completed renovations to the property and the cash flow of the property has improved. At the time the loan was made, an independent appraisal was performed on the collateral underlying the loan. This appraisal supported the $1.6 million carrying value of the loan. In November 2011, the borrower approached the Bank and expressed concern about being able to pay the principal and interest payment that would go into effect in January 2012. The internal cash flow analysis completed by the Bank indicated that the payment could be made based on the higher monthly occupancy rates after the renovations were completed. An appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in December 2011, and the appraised value of the property had decreased to $1.4 million. Therefore, this loan was restructured into two loans using the split note strategy. Based on the cash flows supported by the property, the first loan was originated for $1.3 million at a market interest rate. This loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring. The second loan was originated for $393,000 and was charged-off in December 2011. At June 30, 2012, this loan had performed in accordance with its restructured terms for six consecutive months. At March 31, 2013 the loan continued to perform in accordance with its restructured terms. Therefore, as of March 31, 2013 and June 30, 2012 this loan is included in “Accruing restructured loans” in the above table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 14, the carrying value of the loan was classified as “Multi-family residential real estate, Substandard,” at March 31, 2013 and at June 30 2012.

-

Loan Relationship E. Two loans (which consisted of one note prior to the use of the split note strategy) with an aggregate carrying value of $525,000 at March 31, 2013, secured by nonresidential real estate. Note A is included in the above table in “Accruing restructured loans” at March 31, 2013 and at June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 14, Note A was classified in “Nonresidential real estate, Substandard” at March 31, 2013 and at June 30, 2012, respectively. The loan was restructured in April 2010, and a new appraisal was obtained. At June 30, 2010, the charge-off to the general allowance for loan losses, based upon the appraisal, was $308,000. The restructured loan had payments deferred for one year, while accruing interest at a market rate. This loan was scheduled to undergo an interest rate and payment reset in February 2011, pursuant to the terms of the note. We have no personal guarantee or co-borrower on this loan. During the loan adjustment period, it became apparent the borrower was going to struggle to make the required monthly payments beginning in February 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the split note strategy in March 2011. The terms of Note A were calculated using current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of approximately 1.5x, which is more stringent than our normal underwriting standards. A restructuring fee of $9,000 was charged and included in Note B at March 31, 2011. After the restructuring in March 2011, Note A was in the amount of $569,000 and Note B was in the amount of $508,000, all of which was charged-off in the quarter ended March 31, 2011 inclusive of the previous specific reserve of $308,000. During the quarter ended March 31, 2013, the balloon payments for the two loans secured by the nonresidential property became due. The loans were refinanced into two loans, again using the split note strategy. The first loan was for $519,000 with a market interest rate of 5.50%, for a 30-year term and a three year balloon payment. As of March 31, 2013, this loan is included in “Accruing restructured loans” in the above table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 14, the carrying value of this loan is classified as “Nonresidential real estate, Substandard” at March 31, 2013.

33

-

Loan Relationship F. This relationship consists of two loans (based on the split note strategy) with an aggregate carrying value of $447,000 at March 31, 2013. These loans are secured by single-family and multi-family residential real estate. Note A is included in the above table as “Accruing restructured loans at March 31, 2013 and at June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 14, the A loan was classified as “Multi-family real estate, Substandard” at March 31, 2013 and June 30, 2012, respectively. The original loan was initially restructured using the split note strategy in June 2010 based on an 80% loan-to-value ratio derived from an April 2010 appraisal. The loans were considered impaired at June 30, 2010 with an additional increase in the allowance for loan losses of $117,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrower from the calculation of the carrying value. At December 31, 2010, the loan was 160 days delinquent. The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multi-family residential real estate and the single-family real estate. The personal problems between the borrowers also resulted in the borrowers’ inability to make the required personal cash infusions. In the latter part of 2010 and into early 2011, one of the borrowers effectively took control of the multi-family residential real estate and the single-family real estate, and brought the business current with respect to property taxes, refunds to former tenants, and made required monthly loan payments in January and February 2011. Other than the January and February 2011 loan payments, the borrowers were unable to bring the loan current under their current cash flow. Based upon those developments, management completed a detailed analysis of the total lending relationship with the borrowers. As a result of this analysis, these loans were again restructured, using the split note strategy in March 2011. The terms of Note A were calculated using current financial information to determine the amount of the payment at which the borrowers would have a debt service coverage ratio of approximately 1.5x, which is more stringent than our current underwriting standards. A restructuring fee of $7,000 was charged and included in Note B at March 31, 2011. The borrower is a corporate entity, with two principals, who also individually signed the loan as co-borrowers. After the restructuring in March 2011, Note A was for $475,000 and Note B was $405,000 which was charged-off in the quarter ended March 31, 2011, including $188,000 that was charged-off against the general allowance for loan losses. During the quarter ended December 31, 2012, as a result of the continued personal problems of the co-borrowers, the two loans were modified and only the borrower that had taken control of the two properties in early 2011 was left on the loan. The other borrower relinquished all of its interest in the two properties. However, in addition to the one borrower retained on the loan, two other borrowers were added to provide managerial strength to the relationship and in turn increased the income potential of the property. Additionally, the Note A was modified to a market rate of interest with no increase in the principal balance of the loan. Even with the higher market rate of interest, the debt service coverage ratio is above 1.20x, which is in compliance with the current loan underwriting standards. Also, during the quarter ended December 31, 2012, new appraisals were completed on the two properties. The total amount of the two appraisals was $730,000. Since March 31, 2011 this loan has performed according to its restructuring. There was no increase in the principal balance of the Note B but the interest rate was reduced to 0%. Both Note A and Note B have a balloon payment due in the quarter ending December 31, 2015. No additional loss was incurred when these two loans were modified. Note A was performing in accordance with its restructured terms at March 31, 2013.

-

Loan Relationship G. A loan which is secured by a 93-pad mobile home park, and an 87-pad mobile home park, is included in the above table in “Nonaccrual Loans, Multi-family real estate” as of March 31, 2013 and as of June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 14, this is classified as Multi-family residential real estate, Substandard at March 31, 2013 and at June 30, 2012. The borrowers are two limited liability corporations and the two co-borrowers are the principals of the corporations. This loan is a participation loan with another financial institution. The Bank is the lead lender and has a 79% interest in the loan. The borrowers approached the Bank in May, 2011 and stated they were having cash flow problems even though the loan was current. The Bank received updated financial information following this conversation. The financial information showed there were cash flow problems, but that the co-borrowers had been infusing their personal funds. Based on the cash flow of the properties, the Bank established an impairment in the amount of $400,000, effective June 30, 2011, based on the information available when the June 30, 2011 financial statements were issued. At June 30, 2011, the Bank’s portion of the loan balance was $2.14 million, and the carrying value of the Bank’s portion of the loan was $1.74 million. At January 31, 2012, the loan was 39 days delinquent. After the co-borrowers failed to provide updated financial information, new appraisals were ordered. The appraisals were received in March 2012, reflecting a total value of $2.8 million. The borrower was able to bring the loan current by June 30, 2012. At March 31, 2013, the Bank’s portion of the loan balance was $1.9 million, with an impairment of $221,000. At March 31, 2013 the loan was performing in accordance with its original terms.

34

-

Loan Relationship H. As of March 31, 2013, this loan relationship consisted of two loans with a net carrying value of $738,000. This relationship was restructured using the split note strategy in the September 30, 2012 quarter. Both of the loans in the “Split Note Strategy” have security of a first lien on an 18-unit apartment complex, a single-family dwelling, and a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. As of April 2012, the collateral value is $978,000 on properties for which the Bank has a first lien. No additional loss was incurred when the loan was restructured using the split note strategy in the September, 2012 quarter. As of June 30, 2012, this relationship consisted of one loan which was secured by a first lien on an 18-unit apartment complex, a single-family dwelling and a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. This loan relationship is included in the above table, as “Nonaccrual Loans, Multi-family Real Estate” as of June 30, 2012, and in the “Credit Risk Profile by Internally Assigned Grade” table on page 15, this relationship is classified as “Multi-family Residential Real Estate, Substandard” at June 30, 2012. The “A” loan of the split note strategy is included in the above table as “Nonaccrual Loans, Multi-family Real Estate” as of March 31, 2013. Also, in the “Credit Risk Profile by Internally Assigned Grade” table on page 14, the “A” loan is classified as “Multi-Family Residential Real Estate, Substandard” at December 31, 2012. The “B” loan of the split note strategy was charged off. At March 31, 2013, the loan was performing in accordance with its restructured terms.

-

Loan Relationship I. This relationship is comprised of one loan which is secured by an industrial/office nonresidential property and is included in the above table, in “Nonaccrual loans nonresidential real estate” as of March 31, 2013 and as of June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 14, this is classified as “Nonresidential real estate, Substandard” at March 31, 2013 and at June 30, 2012. The borrower is a limited liability corporation and the two co-borrowers are principals of the limited liability corporation. The borrower approached the Bank in March 2012, indicating that a major tenant was not going to renew its lease in November 2012. However, the tenant would remain in the property until its lease expired. The Bank ordered an appraisal based on this information. The appraisal was received in March 2012 and reflected a value of $900,000. At March 31, 2012, the carrying value of the loan was reduced by $177,000 to $819,000. After the 2011 tax returns were received late in the second quarter of 2012, United Community Bank conducted further cash flow analyses and determined that the only way the loan would be paid off would be to sell the property. The Bank recorded a charge-off of $146,000 based on the most recent appraisal. An impairment in the amount of $120,000 was also established as an estimate to impair the loan further based on the Bank’s experience in settling foreclosed properties. The carrying value of the loan was $800,000 at March 31, 2013, with an additional impairment of $89,000 at March 31, 2013. As stated in the December 31, 2012 Form 10-Q, the Bank was in negotiations with the borrower to take over this property. As of March 31, 2013, this loan was 88 days delinquent, as the borrower stopped making principal and interest payments. The borrower paid the real estate taxes in advance for the next year. The borrower has continued to cooperate with the Bank and during the quarter ended March 31, 2013, the Bank and the borrower signed an agreement under which the borrower will continue to manage the property, with the Bank controlling the cash of the property, including the lease payments collected and the expenses paid. As part of the agreement, the borrower was required to and did turn over to the Bank the net lease payments collected by the borrower for January and February, 2013. Under the agreement, the borrower is not required to make any further principal and interest payments and the title to the property will remain in the name of the borrower. However, the Bank will control the listing agreement with the realtor who currently has the property listed and the Bank will receive all proceeds from the sale of the property when it is sold. The Bank received an updated appraisal in the amount of $930,000, as of April 2013. If the borrower continues to manage the property and cooperate with the Bank, after the sale of the property, the borrower will be released from any further obligation. The most recent financial information of the borrower and co-borrowers show very little net worth. At this time, the Bank does not expect any additional losses once the property is sold.

The following table summarizes all Note A/B format loans at March 31, 2013:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
Nonresidential real estate	$3,113	$3,476	$6,589	5	5
Multi-family residential real estate	4,558	2,705	7,263	6	6
One- to four-family residential real estate	514	61	575	1	1
Total (1)	$8,185	$6,242	$14,427	12	12

(1)	Included in this total are an aggregate of $4.6 million comprised of Note As and $4.4 million comprised of Note Bs that are included in the discussion of Loan Relationships A, B, D, E, F and H.

Based on the fact that our loans receivable greater than 30 days past due and accruing in the multi-family residential real estate and nonresidential real estate portfolios totaled $880,000, which represents 1.0% of these loans at March 31, 2013, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At March 31, 2013
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(in thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to four-family residential real estate	$2,071	$2,615	$4,686	$22	$4,664	26	$4,844
Multi-family residential real estate	5,117	4,448	9,565	150	9,415	10	10,602
Nonresidential real estate	3,623	2,814	6,437	209	6,228	8	5,889
Total	$10,811	$9,877	$20,688	$381	$20,307	44	$21,335

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2013		Nine Months Ended March 31, 2013
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$20,871	46	$22,394	48
Additions to TDRs	214	-	895	1
Removal of TDRs(1)	(582)	(2)	(1,956)	(5)
Payments	(196)	-	(1,026)	-
Ending balance	$20,307	44	$20,307	44

(1)

Two TDRs were foreclosed on during the nine month period and transferred to OREO in the amount of $286,000. At June 30, 2012, one customer had two TDRs that were restructured during the nine months ended March 31, 2013 into one loan. One TDR loan was paid in full in the amount of $140,000 and one TDR loan had been performing at market rate for 12 consecutive months and was removed from TDR status.

Seven loans that were recorded as TDRs at June 30, 2012 were restructured during the nine months ended March 31, 2013 upon the end of the original restructured terms. The restructuring increased the recorded investment in these loans by $370,000 and the loans continue to be carried as TDRs.

One new loan was recorded as a TDR during the quarter ended December 31, 2012. The loan was restructured using the split loan strategy with the Note A amount being $375,000 and the Note B amount being $106,000. The Note B was charged off.

Loans that were included in TDRs at March 31, 2013 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At March 31, 2013, there were 39 loans that required payments of principal and interest, and five loans that required interest payments only.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At March 31,
	2013	2012
	(In thousands)
Special mention assets	$5,145	$11,614
Substandard assets	27,541	31,496
Total classified assets	$32,686	$43,110

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at March 31, 2013 and at June 30, 2012.

At March 31, 2013:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$100,040	$34,157	$11,227	$16,403	$27,425	$717	$2,357	$5,258	$197,584
Watch	7,414	1,036	4,169	2,807	16,118	—	803	800	33,147
Special mention	716	120	294	357	3,462	—	188	8	5,145
Substandard	4,919	602	1,411	13,783	6,550	—	25	251	27,541
Total	$113,089	$35,915	$17,101	$33,350	$53,555	$717	$3,373	$6,317	$263,417

At June 30, 2012:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$108,642	$34,380	$11,836	$15,423	$30,379	$510	$2,577	$6,015	$209,762
Watch	6,503	683	4,059	10,223	11,250	479	836	615	34,648
Special mention	268	24	827	347	10,249	—	—	—	11,715
Substandard	6,288	508	1,099	16,332	7,245	200	28	374	32,074
Total	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At March 31, 2013		At June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$1,830	$681	$1,764	$355
Consumer	245	174	195	15
One- to four-family mortgage – nonowner-occupied	210	328	947	—
Multi-family mortgage	—	—	489	—
Nonresidential real estate mortgage – commercial and office buildings	582	880	207	306
Construction	—	—	—	—
Land	242	—	—	—
Commercial and agricultural	9	8	246	—
Total	$3,118	$2,071	$3,848	$676

The following table illustrates the changes to the allowance for loan losses for the three and nine months ended March 31, 2013:

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage Nonowner- Occupied	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Loan Losses:
Balance, January 1, 2013:	$927	$537	$250	$1,782	$2,167	$3	$22	$22	$5,710
Charge offs	(75)	(32)	—	—	(10)	—	—	—	(117)
Recoveries	10	20	—	—	1	—	—	—	31
Provision	23	(38)	(16)	(155)	301	—	(4)	(2)	110
Ending Balance:	$885	$487	$234	$1,627	$2,459	$3	$18	$20	$5,734

Allowance for Loan Losses:
Balance, July 1, 2012:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Charge offs	(207)	(123)	(61)	—	(216)	—	—	—	(607)
Recoveries	23	45	60	9	3	—	—	2	142
Provision	403	88	(1)	(297)	391	—	7	(6)	585
Ending Balance:	$885	$487	$234	$1,627	$2,460	$3	$18	$20	$5,734

Balance, Individually Evaluated	$16	$—	$7	$371	$209	$—	$—	$—	$603
Balance, Collectively Evaluated	869	487	227	1,256	2,251	3	18	20	5,131
Financing receivables: ending balance	113,089	35,915	17,101	33,350	53,555	717	3,373	6,317	263,417
Ending Balance: individually evaluated for impairment	3,697	1,730	1,367	11,470	5,234	—	20	63	23,581
Ending Balance: collectively evaluated for impairment	97,384	29,053	15,025	21,880	44,003	717	3,269	5,511	216,842
Ending Balance: loans acquired at fair value	12,008	5,132	709	-	4,318	—	84	743	22,994

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At March 31,			At June 30,
	2013			2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,119	19.5%	49.4%	$902	16.1%	48.4%
Multi-family real estate	1,627	28.4	12.7	1,915	34.1	14.7
Nonresidential real estate	2,460	42.9	20.3	2,282	40.6	20.5
Land	18	0.3	1.3	11	0.2	1.2
Agricultural	—	—	1.0	—	—	1.1
Commercial	20	0.4	1.4	24	0.4	1.3
Consumer	487	8.5	13.6	477	8.5	12.4
Construction	3	—	0.3	3	0.1	0.4
Total allowance for loan losses	$5,734	100.0%	100.0%	$5,614	100.0%	100.0%
Total loans	$263,417			$288,199

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $27.6 million at March 31, 2013 and $29.1 million at June 30, 2012. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $93.6 million at March 31, 2013. Total securities classified as available-for-sale were $204.4 million at March 31, 2013. In addition, at March 31, 2013, we had the ability to borrow a total of approximately $121.7 million from the Federal Home Loan Bank of Indianapolis.

At March 31, 2013, we had $29.3 million in loan commitments outstanding, consisting of $1.9 million in mortgage loan commitments, $217,000 in commercial loan commitments, $24.2 million in unused home equity lines of credit, $2.9 million in commercial lines of credit, and $112,000 in letters of credit outstanding. Certificates of deposit due within one year of March 31, 2013 totaled $89.9 million. This represented 49.8% of certificates of deposit at March 31, 2013. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 16 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed by old United Community Bancorp with the Securities and Exchange Commission on September 7, 2012.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2013:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
March 31, 2013 (unaudited)
Tier 1 capital to risk-weighted assets	$60,063	24.90%	$9,648	4%	$14,472	6%
Total capital to risk-weighted assets	63,112	26.17%	19,297	8%	24,121	10%
Tier 1 capital to adjusted total assets	60,063	11.56%	20,776	4%	25,970	5%
Tangible capital to adjusted total assets	60,063	11.56%	7,791	1.5%	NA	NA

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

For the three and nine months ended March 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in old United Community Bancorp’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 7, 2012. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

The following table presents the change in our net economic value of equity at December 31, 2012, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in old United Community Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2012, which could materially affect our business, financial condition or future results. The risks described in old United Community Bancorp’s Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended March 31, 2013.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements

* Furnished, not filed.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date:	May 15, 2013	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date:	May 15, 2013	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer

