Form 10-K
period 2013-06-30
United Community Bancorp
filed 2013-09-27
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____ to _____

Commission file number: 0-51800

UNITED COMMUNITY BANCORP

(Exact Name of Registrant as Specified in Its Charter)

Indiana	80-0694246
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

92 Walnut Street, Lawrenceburg, Indiana	47025
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 537-4822

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Title of Class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐     NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES   ☐    NO  ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of, “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2012 was $15.3 million. The number of shares outstanding of the registrant’s common stock as of September 26, 2013 was 5,149,564.

Note on Forward-Looking Statements

This report, like many written and oral communications presented by United Community Bancorp and our authorized officers, may contain certain forward-looking statements regarding our prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of said safe harbor provisions.

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Accordingly, actual results may differ materially from anticipated results.

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	changes in our credit ratings or in our ability to access the capital markets;

•	changes in our customer base or in the financial or operating performance of our customers’ businesses;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel of any banks we may acquire, into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	our ability to retain key members of management;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	any interruption in customer service due to circumstances beyond our control;

•	potential exposure to unknown or contingent liabilities of companies we have acquired or target for acquisition;

•	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, environmental protection, and insurance; and the ability to comply with such changes in a timely manner;

•	additional FDIC special assessments or required assessment prepayments;

•	changes in accounting principles, policies, practices or guidelines;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	war or terrorist activities; and

•	other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake the responsibility, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

United Community Bancorp. United Community Bancorp, Inc. is an Indiana corporation (“United Community Bancorp” or the “Company”) that was incorporated in March 2011 to be the successor corporation to old United Community Bancorp (“Old United Community Bancorp”), the former stock holding company for United Community Bank (the “Bank”), upon completion of the mutual-to-stock conversion of United Community MHC, the former mutual holding company for United Community Bancorp. The mutual-to-stock conversion was completed on January 9, 2013. As part of the conversion, all outstanding shares of Old United Community Bancorp common stock (other than those owned by United Community MHC) were converted into the right to receive 0.6573 of a share of United Community Bancorp common stock resulting in 2,089,939 shares issued in the exchange without giving effect to cash distributed for fractional shares. In addition, a total of 3,060,058 shares of common stock were sold in the subscription and community offerings at the price of $8.00 per share, including 194,007 shares of common stock purchased by the United Community Bancorp Employee Stock Ownership Plan (the “ESOP”). As a result of the offering and the exchange, as of June 30, 2013, United Community Bancorp had 5,149,564 shares outstanding. As a savings and loan holding company, United Community Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

United Community Bancorp’s business activities consist of the ownership of the Bank’s capital stock and the management of the offering proceeds it retained. It does not own or lease any property. Instead, it uses the premises, equipment and other property of United Community Bank. Accordingly, the information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and related financial data, relates primarily to the Bank.

Financial information presented in this Annual Report on Form 10-K is derived in part from the consolidated financial statements of United Community Bancorp and subsidiaries on and after January 9, 2013 and from the consolidated financial statements of Old United Community Bancorp and subsidiaries prior to January 9, 2013.

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. On June 4, 2010, United Community Bank acquired three branches from Integra Bank National Association all of which are located in Ripley County, Indiana. In connection with the acquisition, the Bank acquired $45.9 million in loans and assumed $53.0 million in deposits. At June 30, 2013, we had approximately $512.6 million in assets and $421.2 million in deposits. We operate as a community-oriented financial institution offering a wide menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to those of a full-service financial institution servicing the needs of consumer and commercial customers. United Community Bank attracts deposits from the general public and local municipalities and uses those funds to originate one- to four-family real estate, multi-family real estate and nonresidential real estate, construction, commercial and consumer loans. Generally, fixed-rate one- to four-family residential conforming loans with terms of more than ten years that we originate are sold in the secondary market with the servicing retained. Such sales generate mortgage banking income. The remainder of our loan portfolio is originated for investment. United Community Bank also maintains an investment portfolio. United Community Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and its deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation, referred to as the FDIC. United Community Bank is also a member of the Federal Home Loan Bank of Indianapolis.

UCB Real Estate Management Holdings, LLC. UCB Real Estate Management Holdings, LLC is a wholly-owned subsidiary of United Community Bank. The entity was formed for the purpose of holding real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. Real estate assets held totaled $618,000 as of June 30, 2013.

UCB Financial Services, Inc. UCB Financial Services, Inc., a wholly owned subsidiary of the Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

Market Areas

We are headquartered in Lawrenceburg, Indiana, which is in the eastern part of Dearborn County, Indiana, along the Ohio River. We currently have five branches located in Dearborn County and three branches located in adjacent Ripley County. Dearborn and Ripley Counties represent our primary deposit markets. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise on television and radio and in newspapers that are widely circulated in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Accordingly, when our loan rates are competitive, we attract loans from throughout these counties. The economy of the region in which our current offices are located has historically been a mixture of light industrial enterprises and services. Since the mid-1990s, the economy in Lawrenceburg has been strengthened by the riverboat casino in Lawrenceburg whose presence has supported the development of retail centers and job growth as well as an increase in housing development. Located 20 miles from Cincinnati, Ohio, Dearborn and Ripley Counties have also benefited from the growth in and around Cincinnati and northern Kentucky, as many residents commute to these areas for employment.

Dearborn and Ripley Counties’ road system includes eight state highways and three U.S. highways. The counties have two rail lines and port facilities due to the proximity of the Ohio River.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 38.23% of the deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County, and 9.48% of the deposits in Ripley County, which was the fifth largest market share out of the nine financial institutions with offices in Ripley County. In addition, banks owned by large out-of-state bank holding companies such as Fifth Third Bancorp and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies which have entered the mortgage market such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our future growth. Nevertheless, while in recent years we have steadily decreased our reliance on municipal deposits, which decreased $12.9 million from June 30, 2012 to June 30, 2013, we continue to replace municipal deposits with core retail deposits, which increased $21.8 million during the same period.

Lending Activities

General. We originate loans primarily for investment purposes. Historically, our primary lending activity has been the origination of one- to four-family mortgage loans secured by homes in our local market area, particularly in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. A significant portion of this historical lending activity has been the origination for retention in our portfolio of adjustable-rate mortgage (“ARM”) loans collateralized by one- to four-family residential real estate located within our primary market area. The low interest rate environment that has persisted over the last few years has required that we augment adjustable rate originations with 10-year fixed rate loan originations. In order to further complement our traditional emphasis of one- to four-family residential real estate lending, significant segments of our loan portfolio consist of nonresidential real estate and land loans, multi-family real estate loans and consumer loans. Between 2006 and 2010, we increased and diversified our lending efforts in the metropolitan Cincinnati market area and, to a lesser extent, in northern Kentucky and the Indiana counties outside of our local market area, particularly with respect to nonresidential and multi-family real estate lending. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consistent with the strategy to deemphasize the origination of multi-family and nonresidential real estate loans, since June 2010 our multifamily and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans. While in the future we may consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or northern Kentucky markets, we intend to continue our strategy to deemphasize the origination of multi-family and nonresidential real estate loans for the foreseeable future until the local economy materially improves and the level of our nonperforming assets in these segments of our loan portfolio materially declines. For additional information regarding our strategy to deemphasize the origination of multi-family and nonresidential real estate loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.”

One- to Four-Family Residential Real Estate Loans. We offer mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. We offer fixed-rate and adjustable-rate loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. As a result of the continued low interest rate environment during the past several years, a greater percentage of our one- to four-family loan originations consisted of fixed-rate one- to four-family mortgage loans. Our practice in recent years has generally been to (i) sell in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans on a servicing retained basis, without recourse to United Community Bank, and (ii) to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Currently, we have no intention of changing our practice of selling our fixed-rate loan originations, although we may determine to change this practice in the future. Historically in higher interest rate environments consumer preference for adjustable rate mortgages has enabled us to originate such loans for our portfolio. Therefore, in a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio. In the past, we have occasionally purchased loans and purchased participation interests in loans originated by other institutions to supplement our origination efforts. At June 30, 2013, loans serviced by United Community Bank for others totaled $67.5 million, resulting in $155,000 in servicing fee income during the year ended June 30, 2013. At June 30, 2012, loans serviced by United Community Bank for others totaled $59.6 million, resulting in $150,000 in servicing fee income during the year ended June 30, 2012. During the years ended June 30, 2013 and 2012, we sold $25.9 million and $15.4 million, respectively, of fixed-rate one- to four-family loans. As of June 30, 2013 and 2012, we had $417,000 and $393,000, respectively, of mortgage loans held for sale recorded at the lower of cost or fair value.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to seven years. Interest rates and payments on these adjustable-rate loans generally are based on the one-year constant maturity U.S. Treasury index (three-year constant maturity U.S. Treasury index in the case of three-year adjustable-rate loans) as published by the Federal Reserve Board in Statistical Release H.15. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap ranges from five to six percentage points over the initial interest rate of the loan. Our adjustable-rate one- to four-family mortgage loans generally do not provide for a decrease in the rate paid below the initial contract rate. The inability of our residential real estate loans to adjust downward below the initial contract rate can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings and equity value resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.

ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Decreasing interest rates could result in a downward adjustment of the contractual interest rates, subject to interest rate floor, resulting in lower interest income. At June 30, 2013, 11.9% of our loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

We generally do not make conventional loans with loan-to-value ratios exceeding 95% at the time the loan is originated. Private mortgage insurance is generally required for all fixed-rate loans with loan-to-value ratios in excess of 80%, and all adjustable-rate loans with loan-to-value ratios exceeding 85%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

We do not offer, and have not previously offered, subprime, Alt-A, low-doc, no-doc loans or loans with negative amortization and generally do not offer interest-only loans.

Multi-Family Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family real estate. Our multi-family real estate loans are generally secured by apartment buildings within and outside our primary market area. At June 30, 2013, approximately 68.7% of our multi-family real estate loans were secured by properties located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana, 90.1% of which were in the Cincinnati and northern Kentucky markets. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced significant financial difficulties during the recent economic downturn, which resulted in the Bank incurring losses and being required to devote a significant amount of management’s time and energy to overseeing these relationships. Consistent with the controlled growth strategy, since June 2010 our multi-family and nonresidential real estate lending origination activity outside of, and to a lesser extent within, Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy, we amended our loan policy to reduce our concentration limits for multi-family real estate loans to 100% of the sum of core capital plus our allowance for loan losses. While in the future we may consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or Northern Kentucky markets, we intend to continue our controlled growth strategy for the foreseeable future until the local economy materially improves and the level of our nonperforming assets in these segments of our loan portfolio materially declines. At June 30, 2013, $4.1 million, or 30.9%, of nonperforming assets were multi-family residential real estate loans. For additional information regarding our troubled debt restructurings, controlled growth strategy and our multi-family residential lending, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “--Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve” and “ – Risk Management – Analysis of Nonperforming Assets.”

These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate multi-family real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Our adjustable-rate multi-family loans generally do not provide for a decrease in the rate paid below the initial contract rate. Loans are secured by first mortgages that generally do not exceed 80% of the lesser of the property’s appraised value or the purchase price, the maximum amount of which is limited by our in-house loans to one borrower limit which currently is $4.6 million. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers on the loan, or, to a lesser extent, serve as a personal guarantor of the loan. Environmental walkover and/or inspections are generally required for loans over $500,000.

Loans secured by multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. A primary concern in multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we may require borrowers and co-borrowers of loan relationships totaling $1.0 million or more, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family real estate loan, we consider the net operating income of the property, the borrower’s character and expertise, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.

At June 30, 2013, we had $32.3 million in multi-family real estate loans outstanding, or 12.4% of total loans. The largest outstanding multi-family real estate loan at such date had an outstanding balance of $6.5 million and is secured by Apartments. This loan was performing in accordance with its original contractual terms at June 30, 2013.

Nonresidential Real Estate and Land Loans. We offer adjustable-rate mortgage loans secured by nonresidential real estate. Our nonresidential real estate loans are generally secured by commercial buildings. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate nonresidential real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value or the purchase price (75% for improved land only loans and 65% for unimproved land only loans), the maximum amount of which is limited by our in-house loans to one borrower limit which currently is $4.6 million. When the borrower is a corporation, partnership or other entity, we may require that significant equity holders serve as co-borrowers or as personal guarantors of the loan. As of June 30, 2013, approximately $3.6 million, or 27.0%, of our nonperforming assets were nonresidential real estate loans, comprised entirely of five nonresidential real estate loans which were classified as troubled debt restructurings. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consistent with the controlled growth strategy, since June 2010 our multi-family and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy we amended our loan policy to reduce our concentration limits for nonresidential real estate and land loans to 150% of the sum or core capital plus our allowance for loan losses. While in the future we may consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or northern Kentucky markets, we intend to continue our controlled growth strategy for the foreseeable future until the local economy materially improves and the level of our nonperforming assets in these segments of our loan portfolio materially declines. For additional information regarding our troubled debt restructurings, controlled growth strategy and our nonresidential real estate and land loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.”

Loans secured by nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Our primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships totaling $1.0 million or more, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise and character, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the leases and the credit quality of the tenants. We may require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys and/or inspections are generally required for loans over $500,000.

We also originate loans secured by unimproved property, including lots for single-family homes and for mobile homes, raw land, commercial property and agricultural property. The terms and rates of our land loans are longer and higher than our nonresidential and multi-family real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than one- to four-family residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% and 65% of the lesser of the appraised value or the purchase price for improved and unimproved land loans, respectively.

At June 30, 2013, we had $51.9 million in nonresidential real estate loans outstanding, or 19.9% of total loans, and $3.4 million in land loans outstanding, or 1.3% of total loans. At June 30, 2013, the largest outstanding nonresidential real estate loan had an outstanding balance of $2.8 million and was performing in accordance with its original contractual terms at that date. At June 30, 2013, our largest land loan, which was performing in accordance with its original terms at that date, had an outstanding balance of $890,000 and was secured by a commercial land development.

Construction Loans. We originate fixed-rate and adjustable-rate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers and owner-occupied properties used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months for residential properties and 12 months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 95% on residential construction and 80% on commercial construction at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At June 30, 2013, our largest outstanding residential construction loan was for $386,000, of which $386,000 was outstanding. At June 30, 2013, there were no outstanding commercial construction loans.

At June 30, 2013, we had $2.2 million of construction loans, or 0.8% of total loans.

Commercial Loans. We occasionally make commercial business loans to professionals, sole proprietorships and small businesses in our market area. We extend commercial business loans on an unsecured basis and secured basis, the maximum amount of which is limited by our in-house loans to one borrower limit.

We originate secured and unsecured commercial lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows. Commercial lines of credit secured by nonresidential real estate are adjustable-rate loans whose rates are based on the prime interest rate as published in The Wall Street Journal, plus a spread, and adjust monthly. Commercial lines of credit secured by nonresidential real estate have a maximum term of five years and a maximum loan-to-value ratio of 80% of the pledged collateral. We also originate commercial lines of credit secured by marketable securities and unsecured lines of credit. These lines of credit, as well as certain commercial lines of credit secured by nonresidential real estate, require that only interest be paid on a monthly or quarterly basis and have a maximum term of five years.

We also originate secured and unsecured commercial loans. Secured commercial loans are generally collateralized by nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment and furniture and fixtures. We originate both fixed-rate and adjustable-rate commercial loans with terms up to 20 years for secured loans and up to five years for unsecured loans. Adjustable-rate loans are based on the prime interest rate as published in The Wall Street Journal, plus a spread, and adjust either monthly or annually. Where the borrower is a corporation, partnership or other entity, we generally require significant equity holders to be co-borrowers, and in cases where they are not co-borrowers, we generally require personal guarantees from significant equity holders.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At June 30, 2013, our largest commercial loan was a $564,000 loan secured by accounts receivable, inventory, equipment and furniture and fixtures of the borrower. This loan was performing in accordance with its original contractual terms at June 30, 2013.

At June 30, 2013, we had $3.6 million of commercial loans outstanding, or 1.4% of total loans.

Consumer Loans. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by savings accounts or certificates of deposit (share loans), new farm and garden equipment, new and used automobiles, recreational vehicle loans and secured and unsecured personal loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans and lines of credit with a maximum combined loan to value ratio of 90%. Our lowest interest rates are generally offered to customers with a maximum combined loan to value ratio of 80% or less. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate as published in The Wall Street Journal, plus a spread. Home equity lines of credit generally require that only interest be paid on a monthly basis and have terms of up to 20 years. Interest rates on these loans typically adjust monthly. We offer fixed-rate and adjustable-rate home equity loans. Home equity loans with fixed-rates have terms that range from one to 15 years. Home equity loans with adjustable-rates have terms that range from one to 30 years. Interest rates on these loans are based on the prime interest rate as published in The Wall Street Journal, plus a spread. We hold a first mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

We offer loans secured by new and used vehicles. These loans have fixed interest rates and generally have terms up to five years.

We offer loans secured by new and used boats, motor homes, campers and motorcycles. We offer fixed and adjustable-rate loans for new motor homes and boats with terms up to 10 years for adjustable-rate loans and up to 10 years for fixed-rate loans. We offer fixed-rate loans for all other new and used recreational vehicles with terms up to 10 years for campers and five years for motorcycles.

We offer secured consumer loans with fixed interest rates and terms up to 10 years and secured lines of credit with adjustable-rates based on the prime interest rate as published in The Wall Street Journal with terms up to five years. We also offer fixed-rate unsecured consumer loans and lines of credit with terms up to five years. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Management–Liquidity Management.” At June 30, 2013, we had $35.7 million of consumer loans outstanding, or 13.7% of total loans.

Agricultural Loans. Our agricultural loans were acquired in connection with our acquisition of the Ripley County branch offices in 2010. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock, crops or equipment and are repaid from the operations of the farm. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. We have a loan officer who specializes in agricultural lending. At June 30, 2013, we had $3.6 million of agricultural loans outstanding, or 1.4% of total loans. At June 30, 2013, our largest outstanding agricultural loan balance was $489,000, and is secured by farm equipment and crops. This loan was performing in accordance with its original contractual terms at June 30, 2013.

Loan Underwriting Risks

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Nonresidential Real Estate and Land Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers, co-borrowers and loan guarantors of loan relationships totaling $1.0 million or more, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental surveys and inspections are generally required for loans over $500,000.

We underwrite all loan participations to our own underwriting standards and will not participate in a loan unless each participant has at least a 10% interest in the loan. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we require the lead lender to provide us with annual financial statements from the borrower. Generally, we also conduct an annual internal loan review for loan participations.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans. Unlike one- to four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do one- to four-family mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Agricultural Loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. For loan relationships greater than $250,000, crop insurance is required at a minimum of 70% of the loan amount when the crops are the Bank’s primary collateral.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise on television and on radio and in newspapers that are widely circulated in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Accordingly, when our rates are competitive, we attract loans from throughout Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. We occasionally purchase loans and participation interests in loans to supplement our origination efforts.

We generally originate loans for our portfolio, but our current practice is to sell to the secondary market almost all newly originated conforming fixed-rate, 15-, 20-, 25- and 30-year one- to four-family mortgage loans and to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management considerations. Loans are sold to Freddie Mac with servicing retained.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. The Board has granted the Management Mortgage Loan Committee (comprised of the President, Executive Vice President and the Senior Vice President, Lending) with loan approval authority for mortgage loans up to $200,000 and to the Board Loan Committee, consisting of the President, the Executive Vice President and three to four other members of the Board, up to $1.0 million.

The Board has granted authority to approve consumer loans to certain employees up to prescribed limits, depending on the officer’s experience and tenure. The Board also granted loan approval authority to the Management Consumer Loan Committee, consisting of the President and the Executive Vice President, the Senior Vice President, Lending and two other experienced lenders. Any two members of the Loan Committee may approve consumer loans secured by real estate up to $250,000, and consumer loans secured by assets other than real estate up to $100,000 and unsecured loans up to $15,000. The Board of Directors has also granted loan approval authority to the Management Commercial Loan Committee, consisting of the President, the Executive Vice President, and the Senior Vice President, Lending. Any two members of the Loan Committee may approve commercial loans secured by real estate up to $250,000, commercial loans secured by assets other than real estate up to $50,000 and unsecured commercial loans up to $25,000. The Management Commercial Loan Committee may approve commercial loans secured by real estate up to $500,000, commercial loans secured by assets other than real estate up to $100,000 and unsecured commercial loans up to $50,000 with unanimous approval by the Committee.

The Board Loan Committee may approve consumer and commercial loans secured by real estate up to $1,000,000, consumer and commercial loans secured by assets other than real estate up to $300,000 and unsecured commercial loans up to $100,000.

All loans in excess of these limits must be approved by the full Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our unimpaired capital and surplus. At June 30, 2013, our general regulatory limit on loans to one borrower was $9.1 million. On June 30, 2013, our largest lending relationship was a $6.5 million multi-family real estate loan relationship. The loans that comprise this relationship were performing according to their restructured terms at June 30, 2013. In 2007, to reduce the risk of loss to any one borrower, the Board established a loans to one borrower limit of 7.5% of unimpaired capital and surplus. At June 30, 2013, this limit was $4.6 million. Any relationship in excess of 7.5% at the time of implementation of our in-house limit was grandfathered.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and certificates of deposit of federally insured institutions. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit such investments. We had no investments in derivative securities at June 30, 2013.

At June 30, 2013, our investment portfolio totaled $202.5 million and consisted primarily of municipal bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

At June 30, 2013, $15.6 million of our investment portfolio consisted of callable securities. These securities were included in municipal bonds. These securities contain either a one-time call option or may be called any time after the first call date. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of income when demand for loans is weak and to generate a favorable return. The Investment Committee is responsible for the implementation of the investment policy. The Management Investment Committee, consisting of the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer, is responsible for monitoring our investment performance. Portfolio composition and performance are reviewed by our board of directors quarterly.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as interest-bearing checking and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2013, $90.1 million, or 21.4% of our total deposits, were municipal deposits compared to 47.9% of total deposits at June 30, 2006. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue to improve our funding mix by marketing lower cost core retail deposits, with the goal to reduce the portion of our deposit portfolio comprised of municipal deposits. Municipal deposits decreased $12.9 million from June 30, 2012 to June 30, 2013. During that same period core deposits increased $21.8 million. At June 30, 2013, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our current strategy is to offer competitive rates and to be in the middle of our market for rates on all types of deposit products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At June 30, 2013, $15.0 million was advanced from the Federal Home Loan Bank at an average interest rate of 1.61%, and we had the ability to draw up to an additional $117 million from the Federal Home Loan Bank.

Personnel

As of June 30, 2013, we had 98 full-time employees and 18 part-time employees, none of which are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

United Community Bank has two subsidiaries: United Community Bank Financial Services, Inc. and UCB Real Estate Management Holdings, LLC. United Community Bank Financial Services, Inc. receives commissions from the sale of non-deposit investment and insurance products. UCB Real Estate Management Holdings, LLC owns and operates real estate that has been acquired through, or in lieu of, foreclosure.

Regulation and Supervision

General

United Community Bancorp, as a savings and loan holding company, is subject to reporting to and regulation by the Federal Reserve Board. United Community Bank is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer. United Community Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. United Community Bank must file reports with the OCC and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OCC and/or the FDIC conduct periodic examinations to test United Community Bank’s safety and soundness and compliance with various regulatory requirements.

This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Federal Reserve Board, the OCC, the FDIC or Congress, could have a material adverse impact on United Community Bancorp and United Community Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as United Community Bank and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred on July 21, 2011 to the OCC, the agency that is also primarily responsible for the regulation and supervision of national banks. Additionally on that date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve Board, which also supervises bank holding companies. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as United Community Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulators.

United Community Bank completed its conversion from the mutual holding company form of organization to the stock holding company structure in January 2013. Applicable regulations provide, among other things, that for a period of three years following the date of the completion of the conversion, no person, acting singly or together with associates in a group of persons acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of a class of United Community Bancorp's equity securities without the prior written approval of the appropriate federal banking agency. Further, as part of the approval of the conversion, the OCC required United Community Bank to maintain a charter that subjects United Community Bank to the OCC’s jurisdiction for three years following the completion of the conversion.

Certain regulatory requirements currently applicable to United Community Bancorp and United Community Bank are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on United Community Bancorp and United Community Bank and is qualified in its entirety by reference to the actual statutes and regulations.

Holding Company Regulation

General. As a savings and loan holding company, United Community Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning its activities. In addition, the Federal Reserve Board has enforcement authority over United Community Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to United Community Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company, such as United Community Bancorp, may engage in activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider, among other things, factors such as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the OCC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations implementing the "source of strength" policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Acquisition of Control. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect "control" of a savings and loan holding company or savings association. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found the acquisition will not result in a change in control. Under the Change in Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Dividends. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Federal Savings Institution Regulation

Business Activities. The activities of federal savings banks, such as United Community Bank, are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings institutions, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The OCC capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OCC regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2013, United Community Bank met each of its capital requirements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the OCC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to United Community Bancorp and United Community Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Prompt Corrective Regulatory Action. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OCC is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OCC within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. United Community Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Delanco Federal. Management cannot predict what insurance assessment rates will be in the future.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education loans, credit card loans and small business loans) in at least 9 months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in possible enforcement action for violation of law and imposes dividend limitations.

As of June 30, 2013, United Community Bank met the qualified thrift lender test.

Limitation on Capital Distributions. Federal Reserve Board and OCC regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, a notice must be filed with the Federal Reserve Board 30 days prior to declaring a dividend, with a notice to the OCC. The Federal Reserve Board may disapprove a dividend notice if the proposed dividend raises safety and soundness concerns, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. In the event United Community Bank’s capital fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, United Community Bank’s ability to make capital distributions could be restricted. In addition, the Federal Reserve Board could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Federal Reserve Board determines that such distribution would constitute an unsafe or unsound practice. Federal law further provides that no insured depository institution may pay a dividend that causes it to fall below any applicable regulatory capital requirement or if it is in default of its FDIC deposit insurance assessment.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a savings institution fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Parties. United Community Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including United Community Bancorp and any non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by United Community Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, United Community Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans United Community Bank may make to insiders based, in part, on United Community Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The OCC has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions were previously required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OCC assessments paid by United Community Bancorp and United Community Bank for the fiscal year ended June 30, 2013 totaled $134,000.

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2013 of $6.6 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements, and general adverse operating results, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, United Community Bank’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. United Community Bank complies with the foregoing requirements.

Other Regulations

United Community Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Truth in Savings Act;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of United Community Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2009. For its tax year ended June 30, 2013, United Community Bank’s maximum federal income tax rate was 34%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $748,000 of United Community Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless United Community Bank makes a “non-dividend distribution” to United Community Bancorp as described below.

Distributions. If United Community Bank makes “non-dividend distributions” to United Community Bancorp, the distributions will be considered to have been made from United Community Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from United Community Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in United Community Bank’s taxable income. Non-dividend distributions include distributions in excess of United Community Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of United Community Bank’s current or accumulated earnings and profits will not be so included in United Community Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if United Community Bank makes a non-dividend distribution to United Community Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. United Community Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Indiana Taxation. Prior to the fiscal year ended June 30, 2013 for the Company, Indiana imposed an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. Starting in the fiscal year ended June 30, 2013, this tax rate will drop by 0.5% per year until reaching 6.5% in the fiscal year ending June 30, 2016. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. United Community Bank’s state franchise tax returns have not been audited for the past five tax years.

Item 1A. Risk Factors

An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this Annual Report on Form 10-K, including the items included as exhibits. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our nonperforming assets expose us to increased risk of loss.

Our nonperforming assets have increased from historical levels primarily as a result of the recent economic recession. At June 30, 2013, we had total nonperforming loans of $12.7 million, or 2.48% of total assets, a $3.4 million decrease from $16.1 million at June 30, 2012. The decrease in nonperforming loans in fiscal 2013 was primarily the result of $4.9 million in reductions due to loan payoffs, foreclosures, payments and movements of such loans to accruing status, partially offset by the addition of $1.5 million in new nonperforming loans in the current year. Troubled debt restructurings are considered to be impaired loans. The elevated level of troubled debt restructurings at June 30, 2013 and 2012 is related to continued weakness in the local economy.

Our nonperforming assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the value of the underlying collateral supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of United Community Bancorp. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At June 30, 2013, our allowance for loan losses amounted to $5.4 million, or 2.09% of total loans and 42.83% of nonperforming loans, compared to $5.6 million, or 1.95% of total loans and 34.8% of nonperforming loans at June 30, 2012.

A significant amount of our troubled debt restructurings are subject to balloon payments due in the next three years.

During the fiscal year ended June 30, 2013, we restructured seven Note A/B loan relationships (14 loans) totaling $5.0 million in nonresidential and multifamily loans under terms which required them to be reported as troubled debt restructurings. All of these loans were restructured based upon our standard underwriting guidelines and at market interest rates and terms. Six of the loan relationships were restructured with balloon payments due in three years from their restructure date and the other relationship was restructured with a balloon payment due in two years from its restructure date. If the financial position of the borrowers is not sufficient to enable the borrowers to satisfy their balloon payments, we may have to further restructure the loans or foreclose on the loans and liquidate the collateral, which could result in an increase in non-accrual loans and/or additional provisions for loan losses.

Our multi-family and nonresidential real estate loans expose us to increased credit risks.

At June 30, 2013, our nonresidential real estate and multi-family real estate loans totaled $51.9 million and $32.3 million, respectively, or 19.9% and 12.4%, respectively, of our total loans outstanding. Nonresidential and multi-family real estate loans represented 27.0% and 30.9%, respectively, of our total nonperforming assets of $13.3 million at June 30, 2013. Our current strategy is to control the growth of multi-family residential and nonresidential real estate loans, particularly those involving properties outside of our local market area until the local economy materially improves and the level of our nonperforming assets in these loan portfolios materially declines. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. Also, some of our multi-family and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan. During the two years ended June 30, 2013, we have experienced aggregate net charge-offs of $2.3 million of nonresidential real estate loans and $0.3 million of multi-family real estate loans, which is net of a $651,000 recovery on one previously charged off loan during the current year.

A return of recessionary conditions could further increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

According to the U.S. Department of Labor, at June 30, 2013, the unemployment rate for Dearborn County and Ripley County was 8.4% and 9.4%, respectively, compared to the national unemployment rate of 7.6%. Further declines in the values of real estate, or other events that affect household and/or corporate incomes, could impair the ability of our borrowers to repay their loans in accordance with their terms. Most of our nonresidential and commercial loans are secured by real estate or made to businesses in Dearborn and Ripley Counties, Indiana. As a result of this concentration, a return to recessionary conditions or negative developments in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic decline could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency referred to as the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 2.09% of total loans and 42.83% of nonperforming loans at June 30, 2013. Our allowance for loan losses at June 30, 2013 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

As a result of our de-emphasis on originating multi-family and nonresidential loans, we expect our weighted average yield on interest-earning assets will decrease in future periods.

Since June 2010, we have deemphasized the origination of nonresidential and multi-family real estate loans as a strategic focus, particularly outside of Dearborn and Ripley Counties in Indiana. From June 30, 2006 through June 30, 2010, we experienced asset growth in excess of 38% in large part due to a determination to increase the size of our nonresidential and multi-family real estate portfolios and expand our lending efforts to southwestern Ohio and northern Kentucky. While these lending areas are geographically proximate to the southeastern Indiana marketplace, the southwestern Ohio and northern Kentucky real estate markets were more negatively impacted by the economic downturn. As a result, our loan relationships in these markets exhibited disproportionate loan losses and required an extraordinary investment of managerial time to monitor and mitigate the losses on these credits. In response, management has elected to deemphasize multi-family and nonresidential lending in those markets until the local economy materially improves and the level of our nonperforming assets in these segments of our loan portfolio materially declines. As a result, our one- to four-family residential mortgage loan portfolio and our investment securities portfolio will likely comprise a greater percentage of our interest-earning assets. At June 30, 2013, our nonresidential real estate and multi-family real estate loan portfolios totaled $84.2 million, or 16.4% of total assets, compared to $124.3 million, or 25.3% of total assets at June 30, 2010.

We would expect that our weighted average yield on interest-earning assets will decrease in future periods because one- to four-family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans. We expect this strategy will make us more reliant on our non-interest income in order to generate net income. While we have identified various strategies that we are pursuing to improve earnings, including growing and diversifying our sources of non-interest income, these strategies may not succeed in generating and increasing income. If we are unable to generate or increase income, our stock price may be adversely affected. For more detail on our strategy to deemphasize the origination of multi-family and nonresidential real estate loans and our strategic initiatives to improve earnings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Strategy.”

Our emphasis on one- to four-family mortgage loans exposes us to credit risks.

At June 30, 2013, $128.1 million, or 49.1%, of our loan portfolio consisted of one- to four-family mortgage loans, and $31.4 million, or 12.0%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent economic conditions have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our primary market area depends substantially on the gaming industry and a decline in that industry could hurt our business and our prospects.

Our business is concentrated in the Lawrenceburg, Indiana area. Since the mid-1990s, the economy in Lawrenceburg has been strengthened by the riverboat casinos in Lawrenceburg and nearby Rising Sun whose presence has supported the development of retail centers and job growth as well as an increase in housing development. Any event that negatively and materially impacts the gaming and tourism industry will adversely impact the Lawrenceburg economy.

Gaming revenue is vulnerable to fluctuations in the national economy. There has been a prolonged decline in the national economy; however, its impact on Lawrenceburg and its gaming industry has not been as significant as in other parts of the country. Tax revenue from the gaming industry has decreased in recent years, but not to the extent that it has affected civil services or other areas.

A continued deterioration in economic conditions generally, and a slowdown in gaming and tourism activities in particular, could result in the following consequences, any of which could adversely affect our business, financial condition, results of operations and prospects and expose us to a greater risk of loss:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline; and

•	Collateral for loans made by us may decline in value, reducing the amount of money that our customers may borrow against the collateral, and reducing the value of assets and collateral associated with our loans.

The expansion of permissible gaming activities in other states, particularly in Ohio and/or Kentucky, may lead to a decline in gaming revenue in Lawrenceburg, Indiana, which could hurt our business and our prospects.

Lawrenceburg, Indiana competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, as a result of changes in laws or otherwise, could significantly reduce gaming revenue in the Lawrenceburg area. In 2009, a vote in the State of Ohio approved casino gaming in several cities in the state, including one in downtown Cincinnati, Ohio which opened in March 2013. The establishment of casino gaming in Ohio could have a substantial adverse effect on gaming revenue in Lawrenceburg which would adversely affect the Lawrenceburg economy and our business.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and, to a lesser extent, wholesale borrowings).

The level of net interest income is a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are affected by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board referred to as the FOMC and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields on our loans and securities are typically based on intermediate-term or long-term interest rates, which are set by the market and generally vary daily. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on its interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits, the fair value of our financial assets and liabilities, and the average life of our loan and securities portfolios.

Changes in interest rates could also have an effect on the slope of the yield curve. A flat to inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows and the value of our assets.

Changes in interest rates particularly affect the value of our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. In addition, we invest in callable securities that expose us to reinvestment risk, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates earned on the called securities.

A majority of our real estate loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, increasing the possibility of default. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. At June 30, 2013, approximately 24.8% of our loan portfolio had adjustable rates of interest.

Municipal deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits. Securities we pledge as collateral for our municipal deposits may be subject to risk of loss.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2013, $90.1 million, or 21.4% of our total deposits, consisted of municipal deposits. If our municipal deposits decrease to a level where we would need to resort to other sources of funds to support our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would adversely affect our income. Since October 2011, we are required to pledge collateral to the Indiana Board of Depositories equal to 50% of the municipal deposits maintained at United Community Bank. The percentage that we are required to pledge as collateral will periodically vary based on a number of financial factors. This collateral is used to insure the municipal deposits of all institutions who receive deposits from Indiana municipalities, and, therefore, is subject to risk of loss if other such institutions fail and there are insufficient Federal Deposit Insurance funds available to cover the liabilities of such institutions.

We are dependent upon the services of key executives.

We rely heavily on our President and Chief Executive Officer, William F. Ritzmann, and on our Executive Vice President and Chief Operating Officer, Elmer G. McLaughlin. The loss of Mr. Ritzmann or Mr. McLaughlin could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have employment agreements with Messrs. Ritzmann and McLaughlin.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2012, the most recent date for which information is available, we held 38.23% of the deposits in Dearborn County and 9.48% of the deposits in Ripley County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

Our asset valuations may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.

We must use estimates, assumptions, and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flows and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the then current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Regulatory reform legislation may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated United Community Bank, was merged into the OCC. Savings and loan holding companies, including United Community Bancorp, are now regulated by the Federal Reserve Board. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as United Community Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in United Community Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the OCC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, in early July 2013, the Federal Reserve Board approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards, Compliance with these rules will impose additional costs on the Company and the Bank. See “Regulation and Supervision – Federal Banking Regulation – Capital Requirements” for a discussion of regulatory capital requirements.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

We may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of United Community Bancorp’s business infrastructure such as internet connections, network access and fund distribution. While United Community Bancorp has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those which result from their failure to provide services for any reason or their poor performance of services, could adversely affect United Community Bancorp’s ability to deliver products and services to its customers and otherwise to conduct its business. Replacing these third party vendors could also entail significant delay and expense.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2013, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of June 30, 2013

Full-Service Branch and Main Office: 92 Walnut Street Lawrenceburg, Indiana 47025	2004	Owned	—	$1,235

Full-Service Branches: 215 W. Eads Parkway Lawrenceburg, Indiana 47025	1914	Owned	—	380

19710 Stateline Road Lawrenceburg, Indiana 47025	2000	Owned	—	737

500 Green Blvd Aurora, Indiana 47001	2006	Owned	—	1,235

7600 Frey Road St. Leon, Indiana 47012	2007	Owned	—	1,167

106 Mill Street Milan, Indiana 47031	1990(1)	Owned	—	379

420 South Buckeye Osgood, Indiana 47037	1977(1)	Owned	—	371

111 East U.S. 50 Versailles, Indiana 47042	1983(1)	Owned	—	363

Other Properties: Corner of State Route 350 & State Route 101 Milan, Indiana 47031	Lot	Owned(2)	—	77
Corner of 4th and Main Street Lawrenceburg, Indiana 47025	Lot	Owned(2)	—	135

(1)	Acquired from Integra Bank National Association on June 4, 2010. “Year Opened” for these branches reflects the date the branch was originally opened (prior to being acquired by United Community Bank).
(2)	Land only.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” On June 30, 2013, there were 591 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision—Limitation on Capital Distributions” for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock. The information below has not been adjusted to reflect the exchange ratio in the second step conversion.

Fiscal Year 2013:	High	Low	Dividends Declared
Fourth Quarter	$10.34	$9.41	$0.06
Third Quarter	10.49	6.00	0.24
Second Quarter	6.70	5.75	0.00
First Quarter	7.62	5.57	0.11

Fiscal Year 2012:	High	Low	Dividends Declared
Fourth Quarter	$6.10	$5.44	$0.11
Third Quarter	6.89	5.50	0.11
Second Quarter	6.45	5.30	0.11
First Quarter	6.73	5.29	0.11

Purchases of Equity Securities

The Company did not repurchase stock during the three months ended June 30, 2013.

Item 6. Selected Financial Data

	At June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Financial Condition Data:
Total assets	$512,631	$495,903	$472,531	$490,678	$401,579
Cash and cash equivalents	16,787	29,079	31,159	32,023	27,004
Securities held-to-maturity	417	493	564	631	175
Securities available-for-sale	32,013	21,275	49,230	62,089	46,769
Mortgage-backed securities available-for-sale	170,117	124,621	74,119	57,238	29,713
Loans receivable, net	254,578	283,154	285,877	307,237	272,270
Deposits	421,243	426,967	413,091	430,180	339,616
Advances from Federal Home Loan Bank	15,000	10,833	1,833	2,833	3,833
Stockholders’ equity	73,543	54,988	54,146	54,054	55,079

	For the Years Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Operating Data:
Interest income	$15,887	$18,186	$19,846	$18,936	$19,912
Interest expense	3,351	4,288	5,587	6,429	7,906
Net interest income	12,536	13,898	14,259	12,507	12,006
Provision for (recovery of) loan losses	(66)	3,662	4,140	4,847	2,447
Net interest income after provision for loan losses	12,602	10,236	10,119	7,660	9,559
Other income	4,489	4,977	4,038	3,557	2,787
Other expense	13,595	12,436	12,486	12,198	11,450
Income (loss) before income taxes (benefits)	3,496	2,777	1,671	(981)	896
Provision (benefit) for income taxes	929	788	501	(569)	177
Net income (loss)	$2,567	$1,989	$1,170	$(412)	$719

Per Share Data:
Earnings (loss) per share, basic and diluted(1)	$0.52	$0.40	$0.23	$(0.08)	$0.14

(1)	Earnings per share amounts for periods prior to January 9, 2013 have been restated retroactively to reflect the previously announced second step conversion at a conversion rate of 0.6573 to 1.

	At or for the Years Ended June 30,
	2013	2012	2011	2010	2009
Performance Ratios:
Return on average assets	0.50%	0.41%	0.24%	(0.10)%	0.18%
Return on average equity	4.04	3.62	2.17	(0.74)	1.31
Interest rate spread (1)	2.58	3.05	3.04	2.97	3.04
Net interest margin (2)	2.64	3.10	3.11	3.12	3.25
Noninterest expense to average assets	2.66	2.57	2.56	2.87	2.92
Efficiency ratio (3)	79.85	65.89	68.24	75.93	77.40
Average interest-earning assets to average interest-bearing liabilities	107.23	105.27	106.31	109.47	110.34
Average equity to average assets	12.41	11.35	11.04	13.03	14.02
Dividend payout ratio (4)	91.78	68.58	115.98	NM	152.43

United Community Bank Capital Ratios:
Tangible capital	12.07	9.24	9.80	9.12	12.08
Core capital	12.07	9.24	9.80	9.12	12.08
Total risk-based capital	26.72	19.05	17.47	14.30	18.40

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	4.87	5.60	7.08	5.47	2.15
Nonperforming loans as a percent of total assets	2.48	3.26	4.36	3.52	1.49
Nonperforming assets as a percent of total assets	2.60	3.30	4.39	3.58	1.97
Allowance for loan losses as a percent of total loans	2.09	1.95	1.83	2.54	1.52
Allowance for loan losses as a percent of nonperforming loans	42.83	34.79	25.90	46.47	70.51
Net charge-offs to average outstanding loans during the period	0.04	1.19	2.30	0.38	1.00

Other Data:
Number of:
Real estate loans outstanding	2,491	1,806	1,787	1,685	1,463
Deposit accounts	32,526	33,248	32,544	27,595	24,572
Full-service Offices	8	8	9	9	6

NM	Not meaningful.
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expense divided by the sum of net interest income and other income.
(4)	Represents dividends declared (excluding waived dividends) divided by net income. A summary of the dividends declared and waived (and thus not paid) dividends is set forth below:

	For the Year Ended June 30,
	2013(1)	2012	2011	2010	2009
	(In thousands)
Dividends:
Paid to minority stockholders	$1,844	$1,364	$1,357	$1,170	$1,096
Waived by United Community MHC	-	2,048	1,955	1,909	1,722
Paid to United Community MHC	512	-	-	-	-
Total dividend	$2,356	$3,412	$3,312	$3,079	$2,818

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and Federal Home Loan Bank of Indianapolis (“FHLB”) borrowings. Other significant sources of pre-tax income are service charges on deposit accounts and other loan fees. We also recognize income or losses from the sale of loans and investments in years that we have such sales.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses inherent in the loan portfolio. The allowance is established through the provision for loan losses, which is charged to income. Management estimates the allowance balance required using past loan loss experience, the nature and value of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy and equipment expenses, advertising and public relations expenses, regulatory fees and deposit insurance premiums and various other miscellaneous expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes and expenses for health insurance and other employee benefits, and stock-based compensation.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes, insurance and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years.

Advertising and public relations expenses include expenses for print, radio and television advertisements, promotions, third-party marketing services and premium items.

Regulatory fees and deposit insurance premiums are primarily payments we make to the FDIC for insurance of our deposit accounts.

Other expenses include expenses for supplies, telephone and postage, data processing, expenses related to other real estate owned by the Bank, director and committee fees, professional fees, insurance and surety bond premiums and other fees and expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes and fair value measurements.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; and the value of collateral. Inherent loss factors based upon environmental and other economic factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of June 30, 2013 and 2012. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2013 and 2012, and had no accrued interest and penalties on the balance sheet as of June 30, 2013 and 2012. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2009.

Fair Value Measurements. ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated balance sheet for which it is practicable to estimate the value. For financial instruments where quoted market prices are not available, fair values are estimated using present value or other valuation methods.

The following methods and assumptions are used in estimating the fair values of financial instruments:

Cash and Cash Equivalents. The carrying values presented in the Consolidated Statements of Financial Position approximate fair value.

Investments and Mortgage-Backed Securities. For investment securities (debt instruments) and mortgage-backed securities, fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.

Loans receivable. The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial characteristics. Loans are segregated by types, such as residential mortgage, nonresidential real estate, and consumer. Each loan category is further segmented into fixed and adjustable-rate interest, terms, and by performing and non-performing categories. The fair value of performing loans, except residential mortgage loans, is calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value for significant non-performing loans is based on recent internal or external appraisals. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined by using available market information.

Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank system and is required to maintain an investment based upon a pre-determined formula. The carrying values presented in the consolidated statements of financial condition approximate fair value.

Deposits. The fair values of passbook accounts, interest bearing checking accounts, and money market savings and demand deposits approximate their carrying values. The fair values of fixed maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar maturities.

Advances from Federal Home Loan Bank. The fair value is calculated using rates available to the Company on advances with similar terms and remaining maturities.

Off-Balance Sheet Items. Carrying value is a reasonable estimate of fair value. These instruments are generally variable rate or short-term in nature, with minimal fees charged.

Operating Strategy

Our mission is to operate a profitable, independent community-oriented financial institution serving retail customers and small businesses in our market areas. We are focused on prudently increasing profitability and enhancing stockholder value. The following are key elements of our current business strategy:

Improving our asset quality

We recognize that high asset quality is a key to long-term financial success. We have sought to grow and diversify our loan portfolio, while maintaining a high level of asset quality and moderate credit risk, using underwriting standards that we believe are prudent. We also believe that we have implemented diligent monitoring and collection efforts. Historically we have not had significant losses in our lending operations. Beginning in the year ended June 30, 2008, we began to experience the adverse effects of the national recession and declining real estate values, negatively impacting both the ability of some of our borrowers to repay their loans and the value of the collateral securing those loans. The impact was particularly pronounced in our multi-family and nonresidential real estate loan portfolios, as multi-family and commercial properties suffered increases in vacancies and slowdowns in revenues, resulting in reduced cash flows as well as decreases in the market values of the underlying properties. Our nonperforming assets increased from $3.3 million, or 0.9% of total assets at June 30, 2007 to a recent high of $20.7 million, or 4.4% of total assets at June 30, 2011, of which $16.8 million were multi-family or nonresidential real estate loans.

Our initial approach to resolving nonperforming loans focused on foreclosure and liquidations. This manner of troubled asset resolution proved lengthy and costly as a result of legal and other operating costs, as well as the depressed values of the collateral securing the loan. As a result, beginning in the latter part of the fiscal year ended June 30, 2009, we placed more attention and resources on loan workouts and implemented a troubled debt restructuring initiative that provided for either restructuring the loan to the existing borrower in recognition of the lower available cash flows from the collateral properties or identification of stronger borrowers to purchase the property and refinance the loan. Under either resolution alternative, we believe we have provided the necessary valuation allowances or charge-offs to reduce the loans’ carrying amounts to fair value at the time of restructuring.

During the quarter ended March 31, 2011, management undertook a “split note” strategy for certain loans, restructuring them into a Note A/B format. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off at the time of issuance. Note A is treated as any other troubled debt restructuring, and generally may return to accrual status after performing in accordance with the restructured terms for at least six consecutive months. The intended benefit of this strategy is that the restructuring and subsequent charge-off reduces the carrying value of the loan to an “as is” fair value, which enables the Company to liquidate delinquent loan balances without recording significant additional losses if the restructured loans experience further delinquency. Management believes that the loans that needed to be restructured in this manner represented a distinct identifiable pool of loans.

As a result of these efforts, total nonperforming loans have declined from $16.1 million at June 30, 2012 to $12.7 million at June 30, 2013, reflecting a $2.3 million decrease in troubled debt restructurings on nonaccrual status from $9.8 million at June 30, 2012 to $7.5 million at June 30, 2013. The decrease in nonperforming restructured loans was the result of certain restructured loans being returned to performing status after performing in accordance with their restructured terms for more than six continuous months. Total accruing restructured loans decreased from $13.2 million at June 30, 2012 to $11.5 million at June 30, 2013. At June 30, 2013, nonresidential and multi-family loans 60-89 days delinquent totaled $18,000 compared to $306,000 at June 30, 2012.

We have also implemented more stringent underwriting standards for our lending programs. We have enhanced our document requirements and document review process. Residential real estate mortgage applicants are required to have a higher credit score than previously required. We have reduced the maximum loan-to-value ratio for real estate secured consumer loans from 100% to 90%. Commercial and nonresidential real estate loan customers are required to provide us with rent rolls and financial statements for evaluation on a more frequent basis, and members of our loan department are in more frequent contact with these customers. In addition, our credit analyst continues to perform an annual review of all commercial loans having an outstanding balance of at least $1.0 million and every such loan is also reviewed annually by an independent third party loan reviewer. As discussed below, we have implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios. For additional information on this strategy, see “—Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve.”

Improving our funding mix by attracting lower cost core retail deposits

Core deposits include all deposit account types except certificates of deposit and municipal deposits. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross sell our full complement of products and services. Core deposits also contribute noninterest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2013, core deposits represented 42.2% of our total deposits compared to 36.7% at June 30, 2012 and 32.9% at June 30, 2011. Municipal deposits represent tax and other revenues from the local gaming industry. We have steadily reduced our reliance on municipal deposits as a percentage of total deposits. At June 30, 2013, municipal deposits represented 21.4% of total deposits, compared to 47.9% of total deposits at June 30, 2006. While municipal deposits decreased $12.9 million from June 30, 2012 to June 30, 2013, we continue to replace municipal deposits with core retail deposits, which increased $21.8 million during the same period. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue our efforts to improve our funding mix by marketing lower cost core retail deposits.

We aggressively market core deposits through concentrated advertising and public relations. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for critical electronic banking services, including online banking, bill pay, eStatements, merchant capture, and business online cash management tools that include ACH origination, direct deposit, payroll, federal tax payment, wire transfer capabilities. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure.

Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve

Our primary lending activity is the origination of one- to four-family mortgage loans secured by homes in our local market area of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Between 2006 and 2010, we expanded and diversified our lending activities by originating multi-family and nonresidential real estate loans secured by properties in the metropolitan Cincinnati market area and, to a lesser extent, in northern Kentucky and the Indiana counties outside of our local market area. From June 30, 2006 until June 30, 2010, our multi-family real estate loans grew from $20.3 million, or 8.2% of the total loan portfolio, to $46.8 million, or 14.8% of our total loans outstanding. During the same period, our nonresidential real estate loans grew from $65.6 million, or 26.5% of total loans outstanding, to $77.6 million, or 24.6% of total loans outstanding. In the Cincinnati and northern Kentucky markets, our multi-family loans grew from $15.5 million to $32.8 million and our nonresidential real estate loans increased from $21.7 million to $35.8 million. At June 30, 2013, our multi-family loans were $32.3 million, or 12.4% of our total loans outstanding and our nonresidential real estate loans totaled $51.9 million, or 19.9% of our total loans outstanding. At June 30, 2012, our multi-family loans were $42.3 million, or 14.7% of our total loans outstanding and our nonresidential real estate loans totaled $59.1 million, or 20.5% of our total loans outstanding.

As a result of the credit quality issues arising in our multi-family and nonresidential real estate loan portfolios as discussed under “Improving Our Asset Quality” above, in June 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of five-county local market area. As part of this strategy, beginning in June 2010, we restricted the origination of new multi-family and nonresidential real estate loans to our local market area, and limited our multi-family and nonresidential real estate lending origination activity outside of our local market area to the renewal, refinancing and restructuring of existing loans. We also amended our loan policy to reduce our concentration limits for nonresidential real estate, multi-family real estate, construction and land loans, which limits were further reduced in August, 2011. At June 30, 2013, we met each of these concentration limits.

Since we implemented our strategy to deemphasize the origination of multi-family and nonresidential real estate loans, our multi-family and nonresidential loan portfolios have declined. While we may generally consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or northern Kentucky markets, we intend to continue our strategy to deemphasize the origination of multi-family and nonresidential real estate loans until the local economy materially improves and the level of our nonperforming assets consisting of these types of loans materially declines. We believe our existing infrastructure will enable us to replace existing loans as they are repaid and prudently grow our loan portfolio in accordance with this strategy and as economic conditions permit.

Continuing to increase noninterest income

Our earnings rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and other borrowings. Because of our strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, we expect that our weighted average yield on interest-earning assets will decrease in future periods because one- to four-family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase noninterest income. Our primary recurring source of non-interest income has been service charges on deposit products and other services. We have also implemented, and realize fee income from, an overdraft protection program and from customer use of debit cards. We also have a significant secondary mortgage operation, including loan servicing, and we continue to invest in personnel and systems in order to increase our ability to sell one- to four-family mortgages in the secondary market to increase fee income and reduce interest rate risk through the sale of conforming fixed-rate one- to four-family residential mortgage loans. To date, all loans have been sold without recourse but with servicing retained. The volume of loans sold totaled $25.9 million and $15.4 million for the years ended June 30, 2013 and 2012, respectively. For the years ended June 30, 2013 and 2012, we recognized gains of $830,000 and $505,000, respectively, on the sale of loans. We intend to continue to originate loans for sale in the secondary market to grow our servicing portfolio and generate additional noninterest income. We have also enhanced our ability to increase our income from the sale of non-deposit investment and insurance products in selected branch offices through Lincoln Financial Advisors, a third party registered broker-dealer, by adding two investment advisors in 2010 to serve our branch offices. We continue to review programs to further enhance our service fee structure within the new regulatory environment.

Expanding our geographic footprint

We consider our primary deposit and lending market area to be Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Since 2005, we have grown our community banking franchise organically through the addition of de novo branches in St. Leon and Aurora, Indiana, and through the strategic acquisition of three branch offices in Ripley County, Indiana. As a result, we have increased our branch network from four to eight offices. We plan to continue to seek opportunities to grow our business through a combination of de novo branching and complementary acquisitions in our existing market and contiguous markets. We will consider acquisition opportunities that expand our geographic reach in banking, insurance or other complementary financial service businesses, although we do not currently have any agreements or understandings regarding any specific acquisition.

Continuing our community-oriented focus

As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. Our ability to succeed in our communities is enhanced by the stability of our senior management, who have an average tenure with the Bank of over 33 years. We believe that our community orientation is attractive to our customers and distinguishes us from the large banks that operate in our market area. At June 30, 2012, which is the most recent date for which data is available from the FDIC, we held 38.23% of the total deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County, and 9.48% of the deposits in Ripley County, which was the fifth largest market share out of the [nine] financial institutions with offices in Ripley County.

Balance Sheet Analysis

Total assets were $512.6 million at June 30, 2013, compared to $495.9 million at June 30, 2012. Total liabilities were $439.1 million at June 30, 2013, compared to $440.9 million at June 30, 2012. Total stockholders’ equity was $73.5 million at June 30, 2013, compared to $55.0 million at June 30, 2012. Total assets increased $16.7 million, or 3.4%, primarily as a result of a $56.2 million increase in investment securities, partially offset by a $28.6 million decrease in loans. The increase in investment securities was the result of purchases of mortgage-backed securities and available for sale securities with the funds received in connection with the conversion from a mutual holding company form of organization to the stock holding company form on January 9, 2013. The decrease in loans was primarily the result of net payoffs totaling $9.3 million reduction in one- to four-family real estate loans, payoffs aggregating $8.0 million for performing commercial real estate loans, payoff of a multi-family loan totaling $896,000 and transfers to OREO totaling $3.2 million during the year ended June 30, 2013. At June 30, 2013, the Bank’s regulatory capital exceeded the levels required to be categorized as “well capitalized” under applicable regulatory capital guidelines.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, multi-family and nonresidential real estate loans and construction loans. To a lesser extent, we originate commercial and consumer loans. From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. In determining whether a borrower is experiencing financial difficulty, we may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors. We do not offer, and have not previously offered, subprime, Alt-A, low-doc, no-doc loans or loans with negative amortization and generally do not offer interest-only loans.

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2013, these loans totaled $128.1 million, or 49.1% of total gross loans, compared to $139.5 million, or 48.4% of total gross loans, at June 30, 2012.

Multi-family and nonresidential real estate loans totaled $84.2 million and represented 32.3% of total loans at June 30, 2013, compared to $101.4 million, or 35.2% of total loans, at June 30, 2012. While repayments and charge-offs have recently reduced these portfolios, they remain a substantial segment of our loan portfolio. However, as further discussed in “Operating Strategy – Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve,” we have restricted the origination of new multi-family and nonresidential real estate loans to our local market area, and limited our multifamily and nonresidential real estate lending origination activity outside of our local market area to the renewal, refinancing and restructuring of existing loans. We intend to continue this strategy to deemphasize the origination of multi-family and nonresidential real estate loans until the local economy materially improves and the level of our nonperforming assets in these segments of our loan portfolio materially declines.

Construction loans totaled $2.2 million, or 0.8% of total loans, at June 30, 2013, compared to $1.2 million, or 0.4% of total loans, at June 30, 2012.

Commercial business loans totaled $3.6 million, or 1.4% of total loans, at June 30, 2013, compared to $3.9 million, or 1.3% of total loans, at June 30, 2012.

Consumer loans totaled $35.7 million, or 13.7% of total loans, at June 30, 2013, compared to $35.6 million, or 12.4% of total loans, at June 30, 2012.

Agricultural loans totaled $3.6 million, or 1.4% of total loans, at June 30, 2013, compared to $3.2 million or 1.1% of total loans, at June 30, 2012.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$128,059	49.1%	$139,522	48.4%	$131,153	45.1%	$137,473	43.6%	$124,391	44.9%
Multi-family	32,306	12.4	42,325	14.7	46,296	15.9	46,777	14.8	47,060	17.0
Construction	2,200	0.8	1,189	0.4	1,084	0.4	1,566	0.5	1,609	0.6
Nonresidential real estate	51,902	19.9	59,123	20.5	65,156	22.4	77,568	24.6	66,970	24.2
Land	3,435	1.3	3,441	1.2	3,985	1.4	5,401	1.7	5,059	1.7
Commercial business	3,556	1.4	3,854	1.3	4,860	1.7	5,513	1.8	4,439	1.6
Agricultural	3,559	1.4	3,150	1.1	1,661	0.5	1,831	0.6	—	—
Consumer:
Home equity	31,411	12.0	31,242	10.9	32,048	11.0	29,301	9.3	21,591	7.8
Auto	1,468	0.6	1,820	0.6	2,275	0.8	1,617	0.5	1,761	0.6
Share loans	1,625	0.6	1,200	0.4	1,354	0.5	1,369	0.4	1,272	0.5
Other	1,195	0.5	1,333	0.5	962	0.3	6,838	2.2	3,150	1.1

Total consumer loans	35,699	13.7	35,595	12.4	36,639	12.6	39,125	12.4	27,774	10.0

Total loans	260,716	100.0%	$288,199	100.0%	$290,834	100.0%	$315,254	100.0%	$277,302	100.0%

Less (plus):
Deferred loan costs, net	(1,025)		(924)		(711)		(496)		(412)
Undisbursed portion of loans in process	1,720		355		333		494		1,231
Allowance for loan losses	5,443		5,614		5,335		8,019		4,213
Loans, net	$254,578		$283,154		$285,877		$307,237		$272,270

Loan Maturity

The following table sets forth certain information at June 30, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(In thousands)

One- to four-family residential real estate	$7,750	$31,121	$89,188	$128,059
Multi-family real estate	1,577	5,859	24,870	32,306
Construction	890	-	1,310	2,200
Nonresidential real estate	3,318	19,454	29,130	51,902
Land	1,074	1,385	976	3,435
Commercial	1,050	1,499	1,007	3,556
Agricultural	754	2,110	695	3,559
Consumer	1,569	3,228	30,902	35,699
Total	$17,982	$64,656	$178,078	$260,716

The following table sets forth the dollar amount of all loans at June 30, 2013 due after June 30, 2014 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One- to four-family residential real estate	$38,955	$81,354	$120,309
Multi-family real estate	9,323	21,406	30,729
Construction	924	386	1,310
Nonresidential real estate	10,279	38,305	48,584
Land	277	2,084	2,361
Commercial	664	1,842	2,506
Agricultural	1,101	1,704	2,805
Consumer	1,928	32,202	34,130
Total	$63,451	$179,283	$242,734

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2013	2012
	(In thousands)

Total loans at beginning of period	$288,199	$290,834
Loans originated (1):
One- to four-family residential real estate	33,961	51,501
Multi-family residential real estate	1,168	3,236
Construction	2,671	985
Nonresidential real estate	5,019	3,585
Land	640	243
Commercial business	952	2,163
Consumer	5,023	9,690
Total loans originated	49,434	71,403
Deduct:
Loan principal repayments	51,049	58,678
Loans disbursed for sale	25,868	15,360
Net loan activity	(27,483)	(2,635)
Total loans at end of period	$260,716	$288,199

(1)  Includes loan renewals, loan refinancings and restructured loans.

During the years ended June 30, 2013 and June 30, 2012, consistent with the strategy to deemphasize the origination of multi-family and nonresidential real estate loans, our multi-family and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans.

Securities. Our securities portfolio consists primarily of U.S. government agency mortgage-backed securities and municipal bonds. As of June 30, 2013, our investment securities totaled $202.5 million, an increase of $56.1 million from $146.4 million at June 30, 2012. The increase in investment securities was the result of purchases of mortgage-backed securities and available for sale securities with the funds received in connection with the conversion from a mutual holding company form of organization to the stock holding company form on January 9, 2013.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Municipal bonds	$32,894	$31,851	$20,548	$21,148
Other equity securities	210	162	210	127
Mortgage-backed securities	172,478	170,117	124,354	124,621
Total	$205,582	$202,130	$145,112	$145,896

Securities held-to-maturity:
Municipal bonds	$417	$417	$493	$493

At June 30, 2013 and 2012, we had no investments in a single company or entity (other than U.S. Government-sponsored agency securities) that had an aggregate book value in excess of 10% of our stockholders’ equity.

 The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2013. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the difference would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Our callable securities consist of U.S. government agency bonds and municipal bonds which contain either a one-time call option or may be callable any time after the first call date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Municipal bonds	$-	-	$652	2.67%	$21,665	2.93%	$9,534	3.76%	$31,851	3.17%
Mortgage-backed securities	-	-	129,938	1.53%	40,179	1.67%	-	-	170,117	1.56%
Total	$-	-	$130,590	1.53%	$61,844	2.11%	$9,534	3.76%	$201,968	1.81%

Securities held-to-maturity:
Municipal bonds	$49	4.53%	$299	6.13%	$69	6.42%	$-	-	$417	6.00%

Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family real estate mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pools of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

Our mortgage-backed securities consist of Ginnie Mae securities, Freddie Mac securities and Fannie Mae securities. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Department of Veterans Affairs. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets. Neither United Community Bancorp nor United Community Bank has invested in subprime mortgage-backed securities.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations. Mortgage-backed securities generally increase the quality of our assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of ours. At June 30, 2013, approximately $143.9 million of our mortgage-backed and investment securities were pledged to secure various obligations of United Community Bank.

The actual maturity of a mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and increase or decrease its yield to maturity if the security was purchased at a discount or premium, respectively. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with accounting principles generally accepted in the United States of America, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, United Community Bank may be subject to reinvestment risk because to the extent that the mortgage-backed securities amortize or prepay faster than anticipated, United Community Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable yield. During periods of rising interest rates, prepayment rates of the underlying mortgages generally slow down when the coupon rate of such mortgages is less than the prevailing market rate.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost and near-term prospects of the issuers.

Marketable equity securities are evaluated for other-than-temporary impairments based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, other-than-temporary impairment is required to be recognized (1) if we intend to sell the security; (2) if it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing checking accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. During the year ended June 30, 2013, our deposits decreased $5.7 million primarily due to a $12.9 million decrease in municipal deposits partially offset by an increase in retail customer deposits of $7.2 million from June 30, 2012. During the year ended June 30, 2012, our deposits increased $13.9 million despite an $8.1 million decrease in municipal deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2013		2012
	(In thousands)
Noninterest-bearing checking accounts	$30,820		$57,660
Interest-bearing checking accounts	96,130		61,723
Passbook accounts	95,713		80,023
Money market deposit accounts	22,799		36,212
Certificates of deposit	175,781		191,349
Total	$421,243	(1)	$426,967	(2)

(1)	Includes $90.1 million in municipal deposits at June 30, 2013.
(2)	Includes $103.1 million in municipal deposits at June 30, 2012.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2013. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2013 and 2012.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$6,505
Over three through six months	7,889
Over six through twelve months	14,130
Over twelve months	36,562
Total	$65,086

The following table sets forth time deposits classified by rate at the dates indicated.

	At June 30,
	2013	2012
	(In thousands)
0.00 - 1.00%	$100,629	$71,657
1.01 - 2.00	37,880	68,507
2.01 - 3.00	30,150	40,508
3.01 - 4.00	6,775	8,211
4.01 - 5.00	347	2,109
5.01 - 6.00	-	357
Total	$175,781	$191,349

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2013.

	Amount Due					Total	Percent of Total Certificate of Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)

0.00 – 1.00%	$62,640	$35,265	$2,634	$1	$89	$100,629	57.2%
1.01 – 2.00	12,613	9,329	7,623	3,461	4,854	37,880	21.5
2.01 – 3.00	10,715	8,874	2,253	7,524	784	30,150	17.2
3.01 – 4.00	1,078	4,222	1,128	197	150	6,775	3.9
4.01 – 5.00	303	-	36	-	8	347	0.2

Total	$87,349	$57,690	$13,674	$11,183	$5,885	$175,781	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2013	2012
	(In thousands)

Beginning balance	$426,967	$413,091
Increase (decrease) before interest credited	(8,900)	9,700
Interest credited	3,176	4,176
Net increase (decrease) in deposits	(5,724)	13,876
Ending balance	$421,243	$426,967

Borrowings. We utilize borrowings from the FHLB to supplement our supply of funds for loans and investments. Borrowings increased from $10.8 million at June 30, 2012 to $15.0 million at June 30, 2013, primarily due to borrowings under a line of credit agreement with the FHLB totaling $5.0 million at June 30, 2013. The additional borrowings under the line of credit agreement were fully repaid in July 2013.

	Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$15,000	$11,250
Average advances outstanding during the period:
FHLB advances	$10,737	$5,949
Weighted average interest rate during the period:
FHLB advances	1.63%	1.88%
Balance outstanding at end of period:
FHLB advances	$15,000	$10,833
Weighted average interest rate at end of period:
FHLB advances	1.61%	1.74%

Results of Operations for the Years Ended June 30, 2013 and 2012

Overview.

	2013	2012	% Change 2013/2012
Net income	$2,567	$1,989	29.1%
Return on average assets	0.50%	0.41%	22.0
Return on average equity	4.04%	3.62%	11.6
Average equity to average assets	12.41%	11.35%	9.3

Net income for the year ended June 30, 2013 was $2.6 million, compared to net income of $2.0 million for the year ended June 30, 2012. The increase was primarily the result of a net recovery of loan losses of $66,000 for the year ended June 30, 2013 compared to a provision for loan losses of $3.7 million for the year ended June 30, 2012, partially offset by decreases of $1.4 million in net interest income and $488,000 in other income and increases of $1.2 million in noninterest expense and $141,000 in income tax provision.

Net Interest Income.

Net interest income decreased $1.4 million, or 9.8%, to $12.5 million for the year ended June 30, 2013 as compared to $13.9 million for the year ended June 30, 2012. A decrease of $2.3 million in interest income was partially offset by a $937,000 decrease in interest expense. The decrease in interest income was the result of a decrease in the average interest rate earned on loans from 5.33% at June 30, 2012 to 4.88% at June 30, 2013, an $18.2 million decrease in the average balance of loans and a decrease in the average rate earned on investments from 2.21% at June 30, 2012 to 1.59% at June 30, 2013, partially offset by a $44.3 million increase in the average balance of investments. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 1.00% at June 30, 2012 to 0.73% at June 30, 2013. Changes in interest rates are reflective of decreases in overall market rates during the year ended June 30, 2013.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Year Ended June 30,
	2013			2012
	(Dollars in thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$266,425	$12,995	4.88%	$284,634	$15,159	5.33%
Investment securities	180,923	2,869	1.59	136,645	3,014	2.21
Other interest-earning assets	27,863	23	0.08	26,612	13	0.05
Total interest-earning assets	475,211	15,887	3.34	447,891	18,186	4.06
Noninterest-earning assets	36,585			36,270
Total assets	$511,796			$484,161

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$161,734	329	0.20	$150,228	596	0.40
Passbook accounts	86,210	316	0.37	74,074	275	0.37
Certificates of deposit	184,507	2,531	1.37	195,207	3,305	1.69
Total interest-bearing deposits	432,451	3,176	0.73	419,509	4,176	1.00
FHLB advances	10,737	175	1.63	5,949	112	1.88
Total interest-bearing liabilities	443,188	3,351	0.76	425,458	4,288	1.01
Noninterest-bearing liabilities	5,085			3,744
Total liabilities	448,273			429,202
Total stockholders’ equity	$63,523			$54,959
Total liabilities and stockholders’ equity	$511,796			$484,161
Net interest income		$12,536			$13,898
Interest rate spread			2.58%			3.05%
Net interest margin			2.64%			3.10%
Average interest-earning assets to average interest-bearing liabilities			107.23%			105.27%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Year Ended June 30, 2013 Compared to 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$(971)	$(1,193)	$(2,164)
Investment securities	979	(1,124)	(145)
Other interest-earning assets	-	10	10
Total interest-earning assets	8	(2,307)	(2,299)

Interest expense:
Deposits	129	(1,129)	(1,000)
FHLB advances	90	(27)	63
Total interest-bearing liabilities	219	(1,156)	(937)
Net change in net interest income	$(211)	$(1,151)	$(1,362)

Provision for Loan Losses.

The recovery of loan losses was $66,000 for the year ended June 30, 2013, compared to a provision for loan losses of $3.7 million for the prior year, a decrease of $3.7 million. The decrease in the provision for loan losses was primarily due to a $651,000 recovery in the current year on a multi-family loan which had previously been charged off and which was paid off during the current year, as well as the overall improvement in asset quality.

All of the troubled debt restructurings in fiscal 2013 and 2012 represented loan relationships with long-time borrowers of the Company. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. A detailed discussion of our most significant nonaccrual loans at June 30, 2013 and June 30, 2012 is set forth in the section below entitled “—Analysis of Nonperforming and Classified Assets.”

Other Income. The following table shows the components of other income for the years ended June 30, 2013 and 2012.

	2013	2012	% Change 2013/2012
	(Dollars in thousands)
Service charges	$2,416	$2,423	(0.3)%
Gain on sale of loans	830	505	64.4
Gain on sale of investments	634	1,464	(56.7)
Loss on sale of other real estate owned	(3)	(9)	66.7
Income from bank-owned life insurance	400	321	24.6
Other	212	273	(22.3)
Total	$4,489	$4,977	(9.8)

Other income decreased $488,000, or 9.8%, to $4.5 million for the year ended June 30, 2013 from $5.0 million for the year ended June 30, 2012. The decrease in other income was primarily due to an $830,000 decrease in gain on sale of investments, partially offset by a $325,000 increase in gain on sale of loans. The decrease in gain on sale of investments was primarily due to a decreased level of sales of mortgage-backed securities and other available for sale investment securities during the current year as compared to the prior year. The increase in loan sales to Freddie Mac in the current year compared to the prior year was primarily due to an increase in refinancing activity as a result of the continued low interest rate environment.

Other Expense. The following table shows the components of noninterest expense for the years ended June 30, 2013 and 2012.

	2013	2012	% Change 2013/2012
	(Dollars in thousands)

Compensation and employee benefits	$7,403	$6,826	8.5%
Premises and occupancy expense	1,358	1,317	3.1
Deposit insurance premium	516	281	83.6
Advertising expense	316	379	(16.6)
Data processing expense	1,491	1,356	10.0
Provision for loss on sale of other real estate owned	105	47	123.4
Intangible amortization	180	158	13.9
Professional fees	720	767	(6.1)
Other operating expenses	1,506	1,305	15.4
Total	$13,595	$12,436	9.3

Noninterest expense increased $1.2 million, or 9.3%, from $12.4 million for the year ended June 30, 2012 to $13.6 million for the year ended June 30, 2013. The increase was primarily due to increases of $577,000 in compensation and employee benefits, $235,000 in deposit insurance premium, $135,000 in data processing expense and $201,000 in other operating expenses in the year ended June 30, 2013 compared to the prior year. The increase in compensation and employee benefits expense was primarily due to the recognition of an IRS assessment in the current year for prior years’ payroll tax expense of $199,000, the addition of employees in the accounting department, additional payroll expense associated with the implementation of a new core processing system, and annual wage increases. The increase in deposit insurance premium is reflective of an overall increase in average deposits in the current year compared to the prior year. The increase in data processing expense was primarily due to the implementation of a new core processing system.

Income Taxes.

Income tax expense increased to $929,000 for the year ended June 30, 2013, compared to $788,000 for the year ended June 30, 2012. The increase in expense was primarily due to an increase of $719,000 in income before taxes. The effective tax rates for 2013 and 2012 were beneficially affected by tax exempt municipal bond income and income on bank-owned life insurance.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We have also implemented a strategy to deemphasize the origination of multi-family and nonresidential real estate loans, starting in June 2010, restricting the new origination of nonresidential and multi-family residential loans to the southeastern Indiana Counties of Dearborn, Ripley, Franklin, Ohio and Switzerland. The intent of this strategy is to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly with respect to loans located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. This strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that, until recently, had generally tended to appreciate in value. In August 2011, we amended our loan policies to reduce our concentration limits for multi-family and nonresidential real estate loans to 100% and 150%, respectively, and for construction and land loans to 10%, of the sum of core capital plus our allowance for loan losses. The limits were reduced because United Community Bank identified multi-family and nonresidential real estate loans, especially those located outside our normal southeastern Indiana market area, as the loan types that had experienced the most financial difficulties, which resulted in United Community Bank incurring losses and management being required to devote an extraordinary amount of time to overseeing these relationships. As of June 30, 2013, these loans represented 45.9%, 73.7%, 3.1% and 4.9%, respectively, of the sum of core capital plus our allowance for loan losses.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower and phone calls are made. Delinquent or otherwise nonperforming mortgage loan and home equity loan customers are required to provide updated financial information and the reasons for their inability to pay or comply with the contractual terms of their loans. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no successful workout can be achieved, after a loan becomes 90 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances in the form of a troubled debt restructuring.

Management reports to the Board of Directors monthly regarding the amount of loans delinquent more than 30 days and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider foreclosed real estate, repossessed assets, nonaccrual loans, and troubled debt restructurings that are delinquent or have not been performing in accordance with their restructured terms for a reasonable amount of time to be nonperforming assets. Loans are generally placed on nonaccrual status when the collection of principal or interest is in doubt, or at the latest when a loan becomes 90 days delinquent. When a loan is placed on nonaccrual status, the accrual of interest ceases and an allowance for any uncollectible accrued interest is established and charged against operations. All commercial loans that are placed on nonaccrual status are evaluated for impairment at the time the loans are placed on nonaccrual status. Payments received on a nonaccrual loan are applied to the outstanding principal and interest on a cash basis only when United Community Bank has determined that all principal and interest will be collected. If there is doubt about future collection, United Community Bank records the entire payment against principal pursuant to the OCC regulations.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as a nonperforming asset until it is sold. When property is acquired, it is initially recorded at the lower of its cost or market, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Prior to the recession, we had not incurred significant losses in our lending operations. Beginning in the year ended June 30, 2008, we began to experience the adverse effects of a significant national decline in real estate values. The consequences of this decline were generally evident in all portfolio types, but were more pronounced in multi-family and nonresidential real estate loans, particularly in markets outside of Dearborn and Ripley Counties. Our approach to resolving nonperforming loans focused on foreclosure and liquidations in the year ended June 30, 2008 and the greater part of the year ended June 30, 2009. This manner of troubled asset resolution proved lengthy and costly as a result of legal and other operating costs, as well as the depressed values of the collateral securing the loan.

As a result, beginning in the latter part of the year ended June 30, 2009, management initiated a restructuring process with respect to certain nonperforming loans that provided for either restructuring the loan to the borrower in recognition of the lower available cash flows from the collateral properties or identification of stronger borrowers to purchase the property and refinance the loan. In evaluating whether to restructure a loan, we consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage as supported by a current cash flow analysis, size of the payment increase upon a rate reset, period of time remaining before the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. Through these troubled debt restructurings, management believes they have provided the necessary valuation allowances or charge-offs to reflect the loans’ carrying amounts at fair value.

Loan workouts and modifications are handled by the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, and the Senior Vice President, Lending, and are subject to approval by the Board of Directors. Management ascertains the value of the underlying collateral, depending on whether the loan is “collateral dependent” or “cash-flow” dependent. If a loan is determined to be “collateral dependent,” the value of the underlying collateral is determined through an independent appraisal. If the loan is determined to be “cash-flow dependent,” the value of the underlying collateral is determined through an in-house cash flow analysis of the property with the cash flows discounted at the loan’s original effective interest rate. Once the value of collateral is established, management will either establish a specific allocation to reduce the loan’s carrying value to its fair value measured using the present value of cash flows or a charge-off for collateral dependent loans in an amount equal to the shortfall between the collateral value and the outstanding principal loan balance. Management will then develop and pursue a workout plan. Once a workout plan is established and implemented, management will, at a minimum, monitor the monthly performance of the loan until it is removed from nonaccrual status. On an annual basis, management will conduct property inspections and review financial information of the borrowers and any guarantors. In situations where a collateral shortfall (i.e. the value of the underlying collateral of the loan is less than the outstanding principal balance of the loan) is discovered, typically through an updated independent appraisal or collateral inspection, management will seek to obtain additional collateral and/or a personal guaranty at that time. If no additional collateral is available, management will work with the borrower on a suitable workout arrangement that may include a troubled debt restructuring, or management may determine to foreclose on the property. To determine the best outcome for United Community Bank, management reviews the financial condition of the borrower, the cash flow of the property and the value of the loan’s collateral.

If United Community Bank obtains a guaranty, the strength and value of the guaranty is measured by the Bank at the time the loan is closed and is re-evaluated at least annually. The strength of each guaranty is determined by evaluating the guarantor’s net worth, liquid net worth, debt-to-income ratio and credit score. In certain circumstances, the Bank may deem it appropriate not to enforce a guaranty, such as when we determine enforcing a guaranty could be detrimental to the overall banking relationship. Since December, 2008, the Bank has successfully collected $174,000 from five personal guarantors and, as of June 30, 2012, has forbearance agreements to collect an additional $1.2 million. Of the forbearance agreements two, totaling $1.1 million, are in the form of liens on excess collateral on existing loans. The remaining agreements are for smaller individual balances, and the Bank is receiving regular payments on these amounts. The entire balance of each forbearance is considered impaired and payments are treated as recoveries when received. The Company still uses guarantors and co-borrowers; however, there is no reliance on required cash infusions when guarantors and co-borrowers are experiencing financial difficulties.

After the restructuring is completed, if the borrower continues to experience payment difficulties, or if there is an additional decline in the collateral value identified in the annual property inspection or updated appraisal, management may impair the loan further, restructure the loan again, or foreclose on the collateral property. At this point, management considers all of the same factors it did when the initial restructuring occurred, and attempts to resolve the situation so as to achieve the best outcome for the Bank.

Troubled debt restructurings are considered to be impaired and are initially treated as nonperforming. Troubled debt restructurings that are originally restructured at a market rate of interest and have a history of performance (generally a minimum of 12 consecutive months of performance under the restructured terms) may be excluded from being reported as TDRs in periods subsequent to meeting this requirement. At June 30, 2013, 52 loans were considered to be troubled debt restructurings (with an aggregate balance of $19.1 million) of which 21 loans (with an aggregate balance of $7.5 million) were included in nonperforming assets. At June 30, 2012, 48 loans were considered to be troubled debt restructurings (with an aggregate balance of $23.1 million) of which 34 loans (with an aggregate balance of $9.8 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$1,876	$2,412	$1,652	$1,533	$1,943
Multi-family real estate	1,861	2,034	1,742	4,506	1,065
Nonresidential real estate and land	918	1,106	566	1,455	386
Commercial	—	240	240	—	—
Consumer	535	508	240	155	84
Total nonaccrual loans	5,190	6,300	4,440	7,649	3,478

Nonaccrual restructured loans:
One- to four-family residential real estate	2,554	2,601	1,653	903	—
Multi-family real estate	2,263	4,251	10,358	3,739	1,427
Nonresidential real estate and land	2,701	2,987	4,146	4,966	1,069
Total nonaccrual restructured loans	7,518	9,839	16,157	9,608	2,496
Total nonperforming loans	12,708	16,139	20,597	$17,257	$5,974
Real estate owned	618	197	139	297	1,940
Total nonperforming assets	$13,326	$16,336	$20,736	$17,554	$7,914
Accruing restructured loans	11,543	13,211	8,768	5,003	2,646
Accruing restructured loans and nonperforming assets	$24,869	$29,547	$29,504	$22,557	$10,560
Total nonperforming loans to total loans	4.87%	5.60%	7.08%	5.47%	2.15%
Total nonperforming loans to total assets	2.48	3.26	4.36	3.52	1.49
Total nonperforming assets to total assets	2.60	3.30	4.39	3.58	1.97

Interest income that would have been recorded for the years ended June 30, 2013 and 2012 had nonaccruing loans been current according to their original terms was $197,000 and $377,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $164,000 and $113,000 for the years ended June 30, 2013 and 2012, respectively.

During the year ended June 30, 2013, nonperforming loans decreased from $16.1 million to $12.7 million. The decrease in nonperforming loans in the current year was primarily the result of troubled debt restructurings that were placed on accrual (performing) status after performing in accordance with their restructured terms for at least six consecutive months, partially offset by additional nonperforming loans in the current year.

A discussion of United Community Bank’s largest loans that were reported as nonperforming at either June 30, 2013 or June 30, 2012 follows. The most significant nonaccrual loan relationships, including the five largest nonaccrual loans at June 30, 2013 were comprised of Loan A-1 of Loan Relationship A, and the loans in Loan Relationships B, G, I and J. Loan A-3 of Loan Relationship A, which was reported as nonaccrual loans at June 30, 2012, was paid in full as of June 30, 2013 and the loan in Relationship H, which was reported as nonaccrual loans at June 30, 2012, has been performing in accordance with its restructured terms and is reported as “accruing restructured loans” at June 30, 2013. The five largest charge-offs recognized during the year ended June 30, 2013 were comprised of: loans in Loan Relationships B, E, F, H and K. Loan A-3 of Loan Relationship A, which was reported as a charge off at June 30, 2012, was paid in full as of June 30, 2013 and the properties securing the loan in Loan Relationship C, which was reported as a charge off at June 30, 2012, were repossessed and sold during the year ended June 30, 2013 except for two properties with an aggregate carrying value of $6,750. Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship A. At June 30, 2013, this Loan Relationship consisted of two loans (loan A-1 and A-2) that had an aggregate carrying value of $3.89 million. At June 30, 2012, this Loan Relationship was comprised of four loans which had an aggregate carrying value of $5.28 million. Loan A-1 is secured by a first mortgage on an apartment complex near a college campus. Loan A-2 is secured by a first mortgage on two mobile home parks. Loan A-3, which had previously been restructured in the Note A/B split note strategy, was paid off and with the full carrying value of each of the Note A ($994,000) and Note B loans ($651,000) being recovered in the quarter ended June 30, 2013. At June 30, 2013, Loan A-1 is included in the above table in “Nonaccrual restructured loans, Multi-family real estate” and Loan A-2 is included in “Accruing restructured loans.” At June 30, 2012, Loan A-1 and Loan A-3 are included in the above table in “Nonaccrual restructured loans, Multi- family real estate.” Loan A-2 is included in “Accruing restructured loans.” At June 30, 2013 and 2012, Loans A-1 and A-2 were classified as Multi-Family Residential Real Estate, Substandard in the “Credit Risk Profile by Internally Assigned Grade” table on page 66.

The loans comprising Loan Relationship A were originally restructured in October and November, 2010. At the time of the first restructuring in 2010, Loan A-1, had a carrying value of $3.0 million, was 180 days delinquent, and Loans A-2 and A-3 were performing in accordance with their original terms. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on the two performing loans that were restructured. The borrowers paid a loan modification fee of $3,000 for this restructuring. After the effect of restating the June 30, 2010 financial statements, management established a specific allocation on these three loans through a charge-off to the general allowance for loan losses of $1.1 million at June 30, 2010. On each of the three loans, one of the borrowers is a corporate entity. Also, on the three loans, each of the principals of the corporate borrowers individually signed as co-borrowers. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of the potential future losses. In March 2011, Loan A-3 was again restructured through a troubled debt restructuring as a result of the borrower experiencing cash flow problems during the quarter ended March 31, 2011. The cash flow problems experienced were the combined effect of decreased rental income and the failure to pay real estate property taxes. However, due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Based upon a cash flow analysis of the properties performed by management, $651,000 of the $6.4 million in loans was charged-off during the restructuring using the split note strategy. This split was done for one loan that had a balance of $1.6 million before the split. After the split, Note A had a balance of $994,000 and Note B had a balance of $651,000. Prior to the loan being restructured in March 2011, the restructured loan carried a $650,000 specific reserve as restated on the Company’s Form 10-K, as amended, for the year ended June 30, 2011 filed with the Securities and Exchange Commission on March 28, 2012 that was included in Note B and charged-off. During the year ended June 30, 2013, Loans A-1 and A-2 reverted to their original interest rates. At June, 30, 2013, Loan A-1 was 148 days delinquent, while Loan A-2 was performing in accordance with its terms. In July 2013, Loan A-1 (with a carrying value of $2.3 million) was also paid off, and the Bank recovered the full principal amount of the loan, including the amount that had been charged off, plus $38,000 interest.

•	Loan Relationship B. At June 30, 2013, this Loan Relationship consisted of four loans having an aggregate carrying value of $1.43 million compared to a carrying value of $1.56 million at June 30, 2012. As described below, these loans were previously restructuring using the Note A/B split note strategy. The two Note A Loans in this Loan Relationship are included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at June 30, 2013, June 30, 2012, and June 30, 2011. Also, at June 30, 2010, the aggregate carrying value of the original restructured loans are included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” In the “Credit Risk Profile by Internally Assigned Grade” table on page 66, these loans are classified as “Nonresidential real estate, Substandard” at June 30, 2013 and June 30, 2012. The loans comprising Loan Relationship B were originally restructured in June 2010, with an aggregate carrying value of $4.1 million until their restructuring in the quarter ended March 31, 2011. These loans are secured by a first mortgage on two separate retail strip shopping centers and a single purpose commercial use property. At the time of the original restructuring, the property value was based primarily on the collateral’s cash flow, including required personal cash infusions from the co-borrowers. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. One of the borrowers is a corporate entity. The principals of the corporate borrower are also co-borrowers on the note. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co- borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of potential future losses. The restructured loans were considered impaired at June 30, 2010 with an allowance for loan loss of $600,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrowers from the calculation of the carrying value. In March 2011, the loans comprising Loan Relationship B again were experiencing cash flow problems. The cash flow problems experienced were the combined effect of the level of the required monthly loan payments, decreases in rental revenue from the properties, and the failure to pay real estate property taxes. Due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Therefore, in March 2011, the two loans secured by the two separate retail strip shopping centers were combined and refinanced into two loans, using the Note A/B split note strategy. The first loan (Note A) had a balance of $2.4 million and was classified as substandard, reported as a troubled debt restructuring because of its below market interest rate, and placed on nonaccrual. The second loan (Note B) had a balance of $1.3 million and was charged-off (inclusive of the $600,000 specific allowance recorded for this Loan Relationship in the quarter ended June 30, 2010).

In March 2011, the loan secured by the single purpose commercial use property was also refinanced into two loans, using the Note A/B split note strategy. The first loan (Note A) was for $238,000 and was classified as substandard and was a troubled debt restructuring because of a below market interest rate. The second loan (Note B) was for $169,000 and was charged-off. The restructured loans had interest rates 275 basis points lower than their 2010 restructured rates for a period of two years, and 500 basis points below their original rates. At the end of the two year period (March 2013), balloon payments would be due, unless the borrower refinanced the Note A and Note B loans into a market rate loans at that time.

In May 2012, the loan secured by the two retail strip shopping centers experienced the loss of a major tenant. As a result of the decrease in cash flow, the Bank had the two retail strip shopping centers appraised in June 2012. The appraisal reflected that the value of the properties had declined to $1.45 million from the previous appraisal of $2.95 million in February 2011. Management determined that this loan will ultimately be settled through the sale of the property. A charge-off of $956,000 was established in the quarter ended June 30, 2012 based on the then most recent appraisal indicating a known loss. An additional impairment of $189,000 was established based on the Bank’s experience in settling foreclosed property. The carrying value of this loan is classified as substandard, and this loan is a troubled debt restructuring. The Bank also appraised the single purpose commercial use property in June 2012. The value of this property declined to $225,000 from $325,000 in February 2011 due to decreased cash flow from the then current tenant. Management determined that this loan would also be settled from the sale of the property. A charge-off in the amount of $22,000 was established based on the then most recent appraisal indicating a known loss, and an additional impairment of $29,000 was established based on the Bank’s experience in settling foreclosed property. The carrying value of this loan is classified as substandard, and this loan is a troubled debt restructuring. During the quarter ended March 31, 2013, the balloon payment for the two loans secured by the two separate retail strip shopping centers became due. An independent appraisal was performed in March 2013 on the properties reflecting that the appraised value of the properties had increased to $1.8 million from $1.45 million in June 2012. The loan was restructured using the Note A/B split note strategy in the March 2013 quarter. The Note A portion of the loan was refinanced for $1.3 million, with a market interest rate of 5.50% based on a 30 year loan term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring. The second loan (Note B) was for $2.3 million was charged off. This charged off amount equaled the amount of the Note B loan balance in March 2011($1.3 million) plus that portion Note A balance in March 2011 that was charged off during the period ended June 30, 2012 ($1.0 million).

During the quarter ended March 31, 2013, the balloon payments for the two loans secured by the single purpose commercial use property became due. The two loans secured by the single purpose commercial use property were modified again using the Note A/B split note strategy. The first loan (Note A) was modified to a balance of $185,000, with a market interest rate of 5.50%, for a 30-year term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring. The second loan (Note B) was modified at its then current balance of $191,000 was charged off. This charged off amount equaled the amount of the Note B loan balance in March 2011 ($169,000) plus that portion Note A having a balance in March 2011 that was charged off during the period ended June 30, 2012 ($22,000). The two Note A loans in Loan Relationship B were performing in accordance with their restructured terms at June 30, 2013.

•	Loan Relationship C. At June 30, 2013, there were no loans in Loan Relationship C. However, there were properties that previously secured the loans in this prior relationship in OREO having with an aggregate carrying value of $6,750, compared to two loans outstanding having an aggregate carrying value of $1.5 million at June 30, 2012. The two original loans included in this relationship had an aggregate value of $2.1 million prior to being restructured in the quarter ended March 31, 2011. One loan was secured by a first mortgage on a single-family home. The other loan was secured by a 24-unit apartment complex, six one- to four-family residential properties and ten residential building lots. In March 2011, these two loans were combined and restructured into two loans, using the Note A/B split note strategy. The two loans using the split note strategy had an aggregate carrying value of $1.5 million at June 30, 2012. The first loan (Note A) is included in the above table in “Accruing restructured loans” at June 30, 2012, and in “Nonaccrual restructured loans, Multi-family real estate” at June 30, 2011 and June 30, 2010. In the “Credit Risk Profile by Internally Assigned Grade” table on page 66, the Note A loan is classified as “Multi-family real estate, Substandard” at June 30, 2012 and June 30, 2011. The loans comprising Loan Relationship C were originally restructured in August 2009. At the time of the first restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $29,000. In August 2009, the loans were originally restructured by reducing the interest rates on the loans by a range of 400 to 600 basis points to a rate that was 300 basis points below market rate. These loans were performing at the initial time of the restructuring in August 2009, but the borrowers were beginning to experience cash flow difficulties. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. At the time the loans were initially restructured, independent appraisals were performed on each piece of underlying collateral. These appraisals supported the aggregate $2.1 million carrying value of the two loans. One of the borrowers was a corporate entity with one principal who has personally signed on the loan. At the time of the initial restructuring, we analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrower and determined that the co-borrower was not expected to cover a total loss, but would mitigate the amount of potential future losses. Based on the restatement of the June 30, 2010 audited consolidated financial statements, these loans were considered impaired at June 30, 2010, with an allowance for loan losses of $675,000 established to reflect the reduction in the carrying value resulting from the exclusion of the required personal cash infusions from the calculation of the carrying value. During the quarter ended March 2011, the borrower again began to experience cash flow difficulties and these loans were refinanced, reported as a troubled debt restructuring and placed on nonaccrual. The cash flow problems experienced by the borrower resulted in the failure to pay required monthly loan payments, association dues, and real estate property taxes. Due to certain financial difficulties experienced by the co-borrower, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrower was unable to mitigate the losses on the loan. As stated above, based upon a cash flow analysis of the properties performed by management, the loans were restructured during the quarter ended March 31, 2011, utilizing the Note A/B split note strategy. After the restructuring, the previous aggregate balance of $2.1 million was split into two notes with Note A having a balance of $1.5 million which was classified as substandard, and Note B having a balance of $626,000 which was charged-off. A restructuring fee of $14,000 was charged and included in Note B at March 31, 2011. The restructured loans had an interest rate that was 275 basis points lower than the 2010 restructured rate for a period of two years, and 675 to 875 basis points below the original rates. At the end of the two year period, balloon payments were due, unless the borrower refinanced into a market rate loan at that time. At June 30, 2012, the carrying value of Note A was $1.5 million. This relationship was performing in accordance with its restructured terms at June 30, 2012.

56

•

During the quarter ended September 30, 2012, the Bank commenced negotiations with the borrower to repossess these properties. These negotiations were completed in the quarter ended December 31, 2012. The borrower agreed to deed back to the Bank the 24-unit apartment complex, five of the seven one- to four-family residential properties, and the ten residential building lots. The other two one- to four-family residential properties were retained by the borrower with the agreement that the borrower would either sell, refinance with another financial institution, or deed back to the Bank these two properties during the quarter ended March 31, 2013. The properties deeded back to the Bank were put in OREO during the quarter ended December 31, 2012 and had an aggregate carrying value of $1.2 million at December 31, 2012. The two properties retained by the borrower had a net carrying value of $280,000 at December 31, 2012 as supported by independent appraisals performed on those properties in the quarter ended December 31, 2012. During the quarter ended December 31, 2012, the Bank began to sell the properties it had repossessed. During that quarter, it sold the 24-unit apartment complex, three of the one- to four-family residential properties and four residential building lots, generating total proceeds of $1.0 million. During the quarter ended March 31, 2013, one of the two remaining one- to four-family residential properties that secured the loan having a net carrying value of $280,000 was refinanced by the borrower with another financial institution, and the borrower paid down the remaining loan to $140,000. The other property that secured this loan was deeded back to the Bank and put in OREO in the amount of $140,000. As a result, there was no balance remaining on this Loan Relationship at March 31, 2013. Additionally, during the quarter ended March 31, 2013, the Bank sold two repossessed residential building lots generating total proceeds of $5,000. The OREO balance as of March 31, 2013 was $262,675. During the quarter ended June 30, 2013, the Bank sold the remaining three repossessed one-to four- family residential properties, and two more of the repossessed residential building lots, generating total proceeds of $439,000. The OREO balance as of June 30, 2013, as stated above, was $6,750. Based on the appraisals of the remaining repossessed properties in OREO, the Bank does not expect any additional losses to result from this Loan Relationship.

•	Loan Relationship D. At June 30, 2013 and June 30, 2012, Loan Relationship D was comprised of two loans which had an aggregate carrying value of $1.3 million. The loans are secured by a first mortgage on a 62-unit apartment complex near a college campus. There are no personal guarantees or co-borrowers on these loans. Originally, there was only one loan in Loan Relationship D. Loan Relationship D was originally comprised of one loan that was restructured in December 2008. The loan was made in 2008 to a seasoned property manager who made major improvements to the property. The property was purchased in December 2008 from a Bank borrower who was delinquent at the time of acquisition. At the time the loan was acquired from the delinquent borrower in 2008, it was restructured with a new borrower, in lieu of foreclosure, pursuant to which the Bank loaned the borrower funds to purchase and renovate the property. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $113,000. There was no personal guarantee or co-borrower on this loan. The loan required interest only payments through December 2011. At the time of the acquisition, management believed that the new borrower would be able to renovate the property with a view toward improving the property’s cash flow, and in turn, the performance of the loan. After the closing of the loan, the borrower completed renovations to the property and the cash flow of the property improved. At the time the loan was made, an independent appraisal was performed on the collateral underlying the loan. This appraisal supported the $1.6 million carrying value of the loan. In January 2012, the interest rate on the loan was to be adjusted to the prime interest rate as published by The Wall Street Journal, plus a spread, and converted to principal and interest payments. In November 2011, the borrower approached the Bank and expressed concern about being able to pay the principal and interest payment that would go into effect in January 2012. The internal cash flow analysis completed by the Bank indicated that the payment could be made based on the higher monthly occupancy rates after the renovations were completed. An appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in December 2011, and the appraised value of the property had decreased to $1.4 million. Therefore, this loan was restructured into two loans using the Note A/B split note strategy. Based on the cash flows supported by the property, the first loan (Note A) had a balance of $1.3 million at a market interest rate with a two year balloon payment. This loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring. The second loan (Note B) had a balance of $393,000 and was charged-off in December 2011. During the quarter ended June 30, 2013, in anticipation of the balloon payment becoming due in the December 31, 2013 quarter, the borrower approached the Bank about refinancing the property based on improved cash flows. The Bank had been reviewing the cash flow of the property on a monthly basis and agreed with the borrower that its cash flows had improved. An appraisal was ordered to provide the “as is” value of the property. The independent appraisal obtained in June 2013 reflected that the value of the property had increased to $1.7 million from $1.4 million in December 2011, and the two loans were refinanced again using the Note A/B split note strategy. Because of the increased cash flow from the property underlying the loan, the first loan (Note A) had a net carrying value of $1.3 million, with a market interest rate of 5.50%, for a 20 year loan term and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a troubled debt restructuring. As of June 30, 2013 and June 30, 2012, this loan is included in “Accruing restructured loans” in the above table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 66, this loan is classified as “Multi-family residential real estate, Substandard,” at June 30, 2013 and June 30, 2012. The second loan (Note B) balance was $310,000 and was charged off. This charged off amount included the $393,000 in the Note B Loan from December 2011, less $83,000 resultant of the improved cash flow of the property. The Note A loan was performing in accordance with its restructured terms as June 30, 2013.

•	Loan Relationship E. At June 30, 2013, this Loan Relationship was comprised of two loans having an aggregate carrying value of $516,000 compared to $538,000 at June 30, 2012. The loans are secured by nonresidential properties (warehouses). There are no personal guarantees or co-borrowers on these loans. The first loan (Note A) is included in the above table in “Accruing restructured loans” at June 30, 2013 and June 30, 2012, and in “Nonaccrual restructured loans, Nonresidential real estate” at June 30, 2011. The original loan at June 30, 2010 and June 30, 2009 is included Nonaccrual restructured loans, Nonresidential real estate.” In the “Credit Risk Profile by Internally Assigned Grade” table on page 66, these loans were classified in “Nonresidential real estate, Substandard” at June 30, 2013 and June 30, 2012, respectively. Originally, Loan Relationship E was comprised of one loan. The loan was restructured in April 2010. At June 30, 2010, the charge-off to the general allowance for loan losses, based upon a then current independent appraisal, was $308,000. The restructured loan had payments deferred for one year, while accruing interest at a market rate. This loan was scheduled to undergo an interest rate and payment reset in February 2011, pursuant to the terms of the note. There were no personal guarantees or co-borrowers on this loan. At the time of the loan adjustment period, it became apparent that the borrower would have difficulty making the required monthly payments beginning in February 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the Note A/B split note strategy in March 2011. The terms of Note A were calculated using the borrower’s then current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s normal underwriting standards. A restructuring fee of $9,000 was charged and included in Note B at March 31, 2011. After the restructuring in March 2011, the Note A loan had a balance of $569,000. The Note B loan had a balance of $508,000. The full amount of the Note B loan was charged-off in the quarter ended March 31, 2011, inclusive of the previous specific reserve of $308,000 recorded during the period ended June 30, 2010. This loan was put on nonaccrual, classified as substandard and was reported as a troubled debt restructuring. During the quarter ended March 31, 2013, the balloon payments for these loans became due. At that time, the Bank had been reviewing the cash flow of the property on a monthly basis and knew that the cash flows had not changed. An independent appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in February 2013, and the appraised value of the property had decreased to $910,000 from 997,000 in February 2011. The loans were refinanced into two loans, again using the Note A/B split note strategy. The first loan (Note A) had a balance of $519,000 with a market interest rate of 5.50%, for a 30- year term and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a troubled debt restructuring. The second loan (Note B) had a balance of $507,000 and was charged off. This charged off amount equaled the amount of the Note B loan originated in March 2011. The Note A loan of this relationship was performing in accordance with its restructured terms at June 30, 2013.

•	Loan Relationship F. At June 30, 2013, Loan Relationship F was comprised of two loans having an aggregate carrying value of $405,000 compared to $456,000 at June 30, 2012. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The first loan (Note A) is included in the above table as “Accruing restructured loans” at June 30, 2013 and June 30, 2012, and as “Nonaccrual restructured loans, Multi-family real estate” at June 30, 2011. The original Note A loan in this relationship is included in “Nonaccrual restructured loans, Multi-family real estate” at June 30, 2010. In the “Credit Risk Profile by Internally Assigned Grade” table on page 66, the first loan (Note A) is classified as “Multi-family real estate, Substandard” at June 30, 2013 and June 30, 2012. The borrower is a corporate entity, with two principals, who also individually signed the loan as co-borrowers. The original loan was initially restructured using the Note A/B split note strategy in June 2010 based on an 80% loan-to-value ratio derived from an April 2010 independent appraisal. The first loan (Note A) had a balance of $631,000 with a market interest rate of 5.50%, for a 25-year term, based on a 3/1 ARM. This loan was put on nonaccrual and classified as substandard. The second loan (Note B) had a balance of $216,800 and there was a specific reserve established for the entire amount of the loan. At December 31, 2010, the first loan (Note A) was 160 days delinquent. The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multi-family residential real estate and the single-family real estate. The personal problems between the borrowers also resulted in the borrowers’ inability to make the required personal cash infusions. In the latter part of 2010 and into early 2011, one of the borrowers effectively took control of the multi-family residential real estate and the single-family real estate, and brought the business current with respect to property taxes, refunds to former tenants, and made required monthly loan payments in January and February 2011. Other than the January and February 2011 loan payments, the borrowers were unable to make payments to bring the loan current. Based upon those developments, management completed a detailed analysis of the total lending relationship with the borrowers. As a result of this analysis, these loans were again restructured, using the Note A/B split note strategy in March 2011. The terms of first loan (Note A) were calculated using current financial information to determine the amount of the payment at which the borrowers would have a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s underwriting standards. A restructuring fee of $7,000 was charged and included in second loan (Note B) at March 31, 2011. After the restructuring in March 2011, Note A had a balance of $475,000, was put on nonaccrual, classified as substandard and reported as a troubled debt restructuring. Note B had balance of $405,000. The full amount of the Note B loan was charged-off in the quarter ended March 31, 2011, inclusive of the previous specific reserve of $216,800 from December 31, 2010. A two year balloon payment was due in March 31, 2013 on the loans unless the borrower refinanced into a market rate loan at that time. During the quarter ended December 31, 2012, as a result of the continued personal problems of the co-borrowers, the two loans were modified and only the borrower that had taken control of the two properties in early 2011 was left on the loan. The other borrower relinquished all of its interest in the two properties. However, in addition to the one borrower retained on the loan, two other borrowers were added to the loans to provide managerial strength to the relationship and in turn increase the income potential of the property. The Bank was reviewing the cash flow of the property on a monthly basis and determined that the cash flows had improved because of the improved managerial ability of the original borrower that was retained on the loan. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in December 2012, and the appraised value of the properties had decreased to $730,000 from $774,000 in February 2011. During the quarter ended December 31, 2012, the two loans were modified, again restructured using the Note A/B split note strategy, with both loans having three year balloon payments. Note A was modified to a market rate of interest of 5.50%, with no increase in the principal balance ($453,000). The term of the loan was also reduced to 324 months from the remaining term of 339 months. Even with the higher market rate of interest and the shorter term of the loan, the debt service coverage ratio is above 1.20x, which is in compliance with the Bank’s current loan underwriting standards. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a troubled debt restructuring. There was no increase in the principal balance ($405,000) of the Note B from that loan’s prior restructuring March 2011, and therefore, the charge off amount ($405,000) remained the same as in March, 2011. However, the interest rate was reduced to 0%. The Note A loan from this relationship was performing in accordance with its restructured terms at June 30, 2013.

•	Loan Relationship G. At June 30, 2013, the loan in Loan Relationship G had a carrying value of $1.9 million compared to $2.0 million at June 30, 2012. This loan is secured by a 93-pad mobile home park, and an 87-pad mobile home park. This loan is included in the above table in “Nonaccrual Loans, Multi-family real estate” as of June 30, 2013, June 30, 2012 and June 30, 2011. In the “Credit Risk Profile by Internally Assigned Grade” table on page 66, this loan is classified as “Multi-family residential real estate, Substandard,” at June 30, 2013 and June 30, 2012. The borrowers are two limited liability corporations and the two co-borrowers are the principals of the corporations. This loan is a participation loan with another financial institution. The Bank is the lead lender and has a 79% interest in the loan. The borrowers approached the Bank in May 2011 and stated they were having cash flow problems even though the loan was current. The Bank received updated financial information from the borrowers after being advised of these cash flow problems. The financial information showed there were cash flow problems, but that the co-borrowers had been infusing their personal funds. Based on the cash flow of the properties, the Bank established impairment in the amount of $400,000, effective June 30, 2011, based on the information available when the June 30, 2011 financial statements were issued. At June 30, 2011, the Bank’s portion of the loan balance was $2.1 million, and the carrying value of the Bank’s portion of the loan was $1.7 million. At January 31, 2012, the loan was 39 days delinquent and the Bank was not receiving current financial information. Accordingly, new appraisals were and received in March 2012, reflecting an aggregate appraised value of $2.8 million. The borrower brought the loan current by June 30, 2012 and, at June 30, 2013, the loan remained current. The borrower has recently hired a management company which is expected to assist providing the Bank with the borrower’s financial statements on a timely basis. At June 30, 2013, the loan was performing in accordance with its original terms.

•	Loan Relationship H. At June 30, 2013, Loan Relationship H was comprised of two loans having an aggregate carrying value $734,000 and was secured by a first lien on an 18-unit apartment complex, a single-family dwelling and a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. At June 30, 2012, this relationship consisted of one loan having an aggregate carrying value of $744,000 and was secured by a first lien on an 18-unit apartment complex, a single-family dwelling and a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. Note A is included in the above table as “Accruing restructured loans,” at June 30, 2013. At June 30, 2012, June 30, 2011 and June 30, 2010, the Loan Relationship’s one loan is included in the above table as “Nonaccrual loans, multi-family real estate”. In the “Credit Risk Profile by Internally Assigned Grade” table on page 66, Note A is classified as “Multi-family residential real estate, Substandard” at June 30, 2013, and, at June 30, 2012, in the “Credit Risk Profile by Internally Assigned Grade” table on page 66 the one loan is classified as “Multi-family residential real estate, Substandard”. The borrower is a limited liability corporation and the two co-borrowers are principals of the limited liability corporation. The interest rate was to reset to 5.75% on June 1, 2012. The borrowers indicated the cash flow of the property could not sustain the increase in interest rate. Based on these facts, the Bank determined to restructure the loan using the Note A/B split note strategy. Independent appraisals were ordered in the June 30, 2012 quarter and received in June 2012, and indicated a collateral value of $978,000 on properties for which UCB has a first lien. The Bank recorded a charge-off, as of June 30, 2012, of $481,000, to reflect the carrying value of the loan at $744,000. The one loan was performing in accordance with its restructured terms at June 30, 2012. In the September 30, 2012 quarter, the one loan was restructured, using the Note A/B split note strategy. The first loan (Note A) was for $748,000, with a market rate of interest of 5.00%, for a 30-year term and a three year balloon payment. The carrying value of this loan was placed on nonaccrual, classified as substandard, and considered troubled debt restructuring. The second loan (Note B) was for $515,000 (inclusive of the $481,000 that was charged off in the June 30, 2012 quarter) and was charged off. The Note A loan is performing in accordance with its restructured terms at June 30, 2013.

During the quarter ended June 30, 2013 the Bank also refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). The loan was had a balance of $280,000 at a market rate of interest for a term of ten years. This loan is performing in accordance with its terms at June 30, 2013.

•	Loan Relationship I. At June 30, 2013, Loan Relationship I is comprised of one loan which is secured by an industrial/office nonresidential property having a carrying value of $719,200 compared to $837,000 at June 30, 2012. This loan is included in the above table, in “Nonaccrual loans nonresidential real estate” as of June 30, 2013 and June 30, 2012. In the “Credit Risk Profile by Internally Assigned Grade” table on page 66, this loan is classified as “Nonresidential real estate, Substandard” at June 30, 2013 and June 30, 2012. The borrower is a limited liability corporation and the two co-borrowers are principals of the limited liability corporation. The borrower approached the Bank in March 2012 to advise that a major tenant was not going to renew its lease in November 2012. However, the tenant agreed to remain in the property until its lease expired. The Bank ordered an independent appraisal based on this information. The appraisal was received in March 2012 and reflected a value of $900,000. At March 31, 2012, the carrying value of the loan was reduced by $177,000 to $819,000. After the 2011 tax returns were received late in the second quarter of 2012, the Bank conducted further cash flow analyses and determined that the only way the loan would be paid off would be to sell the property. The Bank recorded a charge-off of $146,000 based on the most recent appraisal, and impairment in the amount of $120,000 was established as an estimate to impair the loan further based on the Bank’s experience in settling foreclosed properties. The carrying value of the loan was $717,000 at June 30, 2012. The borrower continued to make the required monthly principal and interest payments through June 30, 2012. However, as of March 31, 2013, this loan was 88 days delinquent, as the borrower stopped making principal and interest payments. The borrower did pay the real estate taxes in advance for the next year. The borrower continued to cooperate with the Bank and during the quarter ended March 31, 2013, the Bank and the borrower signed an agreement under which the borrower will continue to manage the property, with the Bank controlling the property’s cash flow, including the lease payments collected and the expenses paid. As part of the agreement, the borrower was required to, and did turn over, to the Bank the net lease payments collected by the borrower for January and February 2013. The borrower is not required to make any further principal and interest payments and the title to the property will remain in the name of the borrower. However, the Bank will control the listing agreement with the realtor who currently has the property listed for $899,000 and the Bank will receive the net proceeds from the sale of the property when it is sold. The Bank received an updated appraisal in the amount of $930,000 as of April 2013. If the borrower continues to manage the property and cooperate with the Bank, the borrower will be released from any further obligation following the property’s sale. The most recent financial information of the borrower and co-borrowers show very little net worth. At this time, the Bank does not expect any additional losses once the property is sold.

•	Loan Relationship J. At June 30, 2013, there were four loans comprising this relationship with an aggregate carrying value of $1.9 million. At June 30, 2012, there were four loans comprising this relationship with an aggregate carrying value of $2.1 million. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that could be used for commercial development that is contiguous to the nonresidential real estate. Loan J-2 is secured by a first mortgage on six one-to four-family non owner-occupied residential properties and an 80 acre tract of land. Loan J-3 is secured by a first mortgage on the principal residence of the co-borrower who is signed on each of the loans in loan relationship J. Loan J-4 is a home equity line of credit secured by a second mortgage on the principal residence of the co-borrower who is signed on each of the loans in loan relationship J. On Loan J-1, two of the borrowers are corporate entities and each of the principals of the corporate borrowers individually signed as co-borrowers. On Loan J-2, one of the borrowers is a corporate entity and the principal of the corporate borrower individually signed as a co-borrower. On Loan J-3 and Loan J-4, the borrower, who is signed on each of the loans of loan relationship J, is the individual signed. At June 30, 2013, Loan J-1 is included in the above table in “Nonaccrual, Nonresidential Real Estate”. As of June 30, 2012, Loan J-1 is not included in the above Nonaccrual table. At June 30, 2013 and June 30, 2012, Loan J-2, J-3, and J-4, are not included in the Nonaccrual table. At June 30, 2013, Loan J-1 was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66, and at June 30, 2012, Loan J-1 was classified as “Nonresidential Real Estate, Special Mention” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66. At June 30, 2013, Loan J-2 was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66, and at June 30, 2012, Loan J-2 was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Special Mention” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66. At June 30, 2013 and June 30, 2012, Loans J-3 and J-4 were classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66. During the quarter ended June 30, 2013, the co-borrowers of relationship Loan J-1 approached the Bank and stated the entity that had been buying the nonresidential real estate portion of this property on land contract, was vacating the premises. The contract buyers also stated they would not be able to make the contract loan payments. The co-borrowers had been using the payment from this land contract to make the payments to the Bank. The Bank ordered an independent appraisal of the nonresidential real estate and the contiguous 1.753 acre tract of land. The appraisals were received in June 2013. The value of the nonresidential real estate property was $720,000 and the value of the 1.753 acres tract of land was $390,000, for a total value of $1.1 million. This was a decrease from the total appraisal of $1.6 million, completed in April, 2007. (The April, 2007, appraisal was completed as nonresidential real estate located on a 3.923 acre tract of land. The co-borrowers are able to pay $5,000 per month. Half of the $5,000 pays for the monthly real estate taxes and the other half is paid on Loan J-1. Therefore, in the June 30, 2013, quarter, Loan J-1, with a carrying value of $869,000 net of the charge off amount of $161,000, was put on nonaccrual and classified as substandard. The carrying value and the charge off amount were determined by an impairment analysis using 80% of the appraised value of the nonresidential real estate plus 75% of the appraised value of the 1.753 acre tract of land. This loan was current at June 30, 2013. Subsequent to June 30, 2013, the borrowers signed a purchase agreement with an unrelated third party for the nonresidential real estate property at a sales price that would enable any unpaid principal balance to be fully collateralized by the remaining collateral. At June 30, 2013, Loans J-2, J-3, and J-4, were performing in accordance with their terms.

•	Loan Relationship K. At June 30, 2013, there were eight loans comprising this relationship with an aggregate carrying value of $1.62 million. At June 30, 2012, there were eight loans comprising this relationship with an aggregate carrying value of $1.98 million. Loan K-1, which had previously been restructured in the Note A/B split note strategy, is secured by 12 one-to four-family non-owner occupied properties and one multi-family property, for a total of thirteen rental properties. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-4 is secured by a vehicle title for an automobile of two of the individual co-borrowers. Loan K-5 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence of two of the individual co-borrowers. One of the Loan K-1 borrowers is a corporate entity and each of the principals, along with their spouses, individually signed as co-borrowers. Two of the Loan K-2, K-3, and K-4 co-borrowers are individually signed. Two of the Loan K-5 co-borrowers are individually signed. One of the Loan K-6 and K-7 borrowers is a corporate entity and the principal, along with their spouse, individually signed as co-borrowers. At June 30, 2013 and June 30, 2012, Loan K-1 is included in the above table in “Accruing Restructured Loans”. At June 30, 2013 and June 30, 2012, Loans K-2, K-3, K-4, K-5, K-6, and K-7, are not included in the above nonaccrual table because these loans were performing in accordance with their terms. At June 30, 2013 and June 30, 2012, Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66. At June 30, 2013, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch”, and at June 30, 2012, classified as “One-to Four-Family Owner-Occupied Mortgage, Pass”, in the “Credit Risk Profile by Internally Assigned Grade” table on page 66. At June 30, 2013, Loan K-3 was classified as “Consumer, Pass” and at June 30, 2012, classified as “Consumer, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66. At June 30, 2013 and June 30, 2012, Loan K-4 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66. At June 30, 2013 and June 30, 2012, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66. At June 30, 2013 and June 30, 2012, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66. At June 30, 2013 and June 30, 2012, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 66. During the fiscal year ended June 30, 2013, the Note B loan of Loan K-1 became one of the five largest charge-off loans because Loan A-3 and Loan Relationship C, which had previously been included in the five largest charge-off loans, were paid in full and repossessed and sold, respectively. In November 2011, a charge-off in the amount of $406,000 was established for Loan K-1 because of cash flow issues of the rental properties securing this relationship. At that time independent appraisals were ordered. The new appraisals, received in December 2011, reflected that the values of the properties had decreased to $1,262,000 from $1,998,500 as of May 2007. The Bank determined to restructure the loan utilizing the Note A/B split note strategy. The first loan (Note A) was for $1,128,000 with the market rate of interest of 5.50% and a two year balloon payment. This loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring. The second loan (Note B) had a balance of $415,000 and was charged-off. This charge-off amount was $9,000 more than the charge-off amount established in November 2011. In July 2012, the borrowers sold four of the rental properties and the net proceeds of $301,000 were applied to Note A, reducing the principal to $823,000 from $1,125,000. Also, a fifth rental property was released because of the condition of the property. Therefore, in July 2012, there were a total of 13 rental properties remaining. At June 30, 2013 and June 30 2012, Note A of Loan K-1 was performing in accordance to its restructured terms. Also, at June 30, 2013 and June 30, 2012, Loan K-2, K-3, K-4, K-5, K-6, and K-7, were performing in accordance with their terms.

The following table summarizes all Note A / B format loans at June 30, 2013 and 2012:

At June 30, 2013	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)

Nonresidential real estate	$3,091	$3,476	$6,567	5	5
Multi-family residential real estate	3,352	1,645	4,997	4	4
One- to four-family residential real estate	512	61	573	1	1
Total (1)	$6,955	$5,182	$12,137	10	10

At June 30, 2012	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)

Nonresidential real estate	$3,859	$2,382	$6,241	4	4
Multi-family residential real estate	5,843	2,816	8,659	6	6
One- to four-family residential real estate	137	60	197	1	1
Total (2)	$9,839	$5,258	$15,097	11	11

___________________

(1)	Included in this total are an aggregate of $3.8 million comprised of Note As and $3.7 million comprised of Note Bs that are included in the discussion of Loan Relationships A, B, C, D, E and F.
(2)	Included in this total are an aggregate of $7.4 million comprised of Note As and $4.1 million comprised of Note Bs that are included in the discussion of Loan Relationships A, B, C, E and F.

There was one loan utilizing the Note A/B strategy at June 30, 2010. Note A, totaling $631,000 and Note B, totaling $217,000 were included in “Nonaccrual restructured loans, Multi-family residential real estate” at June 30, 2010. Also at June 30, 2010, a specific allowance (as part of the allowance for loan losses) had been established for the $217,000 included in Note B as well as a $117,000 specific allowance with respect to Note A. There were no loans utilizing the split note strategy prior to 2010. See the discussion of Loan Relationship F above for additional information.

Primarily based on an assessment of our loans receivable greater than 30 days past due and accruing in the multi-family residential real estate and nonresidential real estate portfolios of $688,000 at June 30, 2012, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. Troubled debt restructurings are considered to be impaired, except for those that have established a sufficient performance history under the terms for the restructured loan. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At June 30, 2013
			Total Unpaid
	Loan Status		Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$2,061	$2,554	$4,615	$7	$4,608
Multi-family residential real estate	5,827	2,263	8,090	20	8,070
Nonresidential real estate	3,656	2,701	6,357	120	6,237
Total	$11,544	$7,518	$19,062	$147	$18,915
Number of loans	21	31

	At June 30, 2012
			Total Unpaid
	Loan Status		Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$2,374	$2,601	$4,975	$26	$4,949
Multi-family residential real estate	7,715	4,251	11,966	165	11,801
Nonresidential real estate	3,122	2,987	6,109	465	5,644
Total	$13,211	$9,839	$23,050	$656	$22,394
Number of loans	14	34

	At June 30, 2011
			Total Unpaid
	Loan Status		Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$4,128	$1,653	$5,781	$—	$5,781
Multi-family residential real estate	2,041	10,358	12,399	1,173	11,226
Nonresidential real estate	2,599	4,146	6,745	—	6,745
Total	$8,768	$16,157	$24,925	$1,173	$23,752
Number of loans	28	24

	At June 30, 2010
			Total Unpaid
	Loan Status		Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$422	$903	$1,325	$159	$1,166
Multi-family residential real estate	1,981	3,739	5,720	1,804	3,916
Nonresidential real estate	2,600	4,966	7,566	1,276	6,290
Total	$5,003	$9,608	$14,611	$3,239	$11,372
Number of loans	5	14

Loans that were included in troubled debt restructurings at June 30, 2013 and 2012 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2013, there were 37 loans that required payments of principal and interest, and five loans that required interest payments only. At June 30, 2012, there were 39 loans that required payments of principal and interest, and nine loans that required interest payments only. The economic trends during the year ended June 30, 2013 were generally stable in our primary market area, Dearborn and Ripley Counties in Indiana, the overall increases in troubled debt restructurings from June 30, 2010 to June 30, 2013 are related to financial difficulties encountered by borrowers during the years ended June 30, 2010 to June 30, 2012.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, we account for those classifications when establishing a general allowance for loan losses. If we classify an asset as substandard, doubtful or loss, we establish a specific allocation for the asset at that time.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2013	2012
	(In thousands)
Special mention assets	$5,043	$11,715
Substandard assets	24,364	32,074
Total classified assets	$29,407	$43,789

At June 30, 2013:                Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Nonrsidential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$99,494	$34,506	$10,909	$16,900	$26,340	$2,200	$2,364	$5,691	$198,404
Watch	6,033	641	3,988	5,102	14,866	-	861	1,414	32,905
Special mention	756	17	388	353	3,343	-	186	-	5,043
Substandard	5,121	535	1,370	9,951	7,353	-	24	10	24,364

Total	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

At June 30, 2012:                Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(in thousands)
Grade:
Pass	$108,642	$34,380	$11,836	$15,423	$30,379	$510	$2,577	$6,015	$209,762
Watch	6,503	683	4,059	10,223	11,250	479	836	615	34,648
Special mention	268	24	827	347	10,249	—	—	—	11,715
Substandard	6,288	508	1,099	16,332	7,245	200	28	374	32,074

Total	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2013		2012		2011
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Residential real estate:
One- to four-family	$1,802	$1,094	$2,711	$355	$1,155	$1,093
Multi-family	110	-	489	—	—	—
Nonresidential real estate and land	286	18	207	306	732	307
Consumer and other loans	209	68	441	15	665	187
Total	$2,407	$1,180	$3,848	$676	$2,552	$1,587

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans no less than quarterly. When additional allowances are necessary, a provision for loan losses is charged to earnings. The recommendations for increases or decreases to the allowance are presented by management to the Board of Directors. Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allocation on identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.

Allowance Required for Identified Impaired Loans. We establish a specific allocation of the general allowance or a charge off on certain identified impaired loans based on such factors as: (1) the strength of the property’s or the business’ cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for homogenous loans and loans that are not 90 days delinquent to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning historical loss percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

As a result of our systematic analysis of the adequacy of the allowance for loan losses, the loss factors we presently use to determine the reserve level are based on various risk factors such as trends in underperforming loans, trends and concentrations in loans and loan volume, economic trends in our market area, particularly the impact of the gaming and tourism industry on the economy of our market area, the effect of which has become significant in recent periods.

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. On a monthly basis, management reviews all substandard commercial loans and all loans that are more than 30 days delinquent. On a quarterly basis, management reviews all classified assets and on an annual basis, management reviews all major lending relationships (relationships greater than $1.0 million). The review of major lending relationships includes completing an updated property inspection report, and obtaining current tax returns and financial information about the borrower and the property. When collateral dependent impaired loans are identified, management will reduce the loan to fair value and charge-off the difference between the outstanding balance and fair value to the allowance for loan losses. Impaired loans measuring fair value under the present value of cash flows are allocated a portion of the general allowance using a specific allocation to reduce the loans’ carrying value to the present value of estimated cash flows. No less than quarterly, management will review the allowance for loan losses based upon the criteria discussed above and make adjustments to the allowance accordingly.

Any commercial loan that is included in delinquent loans, classified loans, or other loans about which management may have concerns is individually reviewed for impairment on a monthly basis. For individually reviewed loans, the borrowers’ inability to make payments under the terms of these loans, or the existence of a shortfall in the collateral value relating to these loans, could result in our allocating a portion of the allowance to the loans that were impaired.

At June 30, 2013, our allowance for loan losses represented 2.09% of total loans and 42.83% of nonperforming loans and amounted to $5.4 million. At June 30, 2012, our allowance for loan losses represented 1.95% of total loans and 34.8% of nonperforming loans and amounted to $5.6 million. At June 30, 2011, our allowance for loan losses represented 1.83% of total loans and 25.9% of nonperforming loans and amounted to $5.3 million at such date compared to $8.0 million at June 30, 2010.

From June 30, 2012 to June 30, 2013, the loan portfolio experienced decreases of $3.4 million in nonperforming loans, $3.0 million in nonperforming assets, and $4.0 million in troubled debt restructurings. Classified assets decreased $14.4 million. A review of these factors, offset by a $651,000 recovery on a multi-family loan which had previously been charged off and which was paid off during the current year, resulted in the net recovery of loan losses of $66,000 for the year ended June 30, 2013. The fiscal 2013 decreases in nonperforming loans, nonperforming assets, and troubled debt restructurings were the result of troubled debt restructuring loans making payments in accordance with their restructured terms for sufficient periods of time to allow the loans to be placed on accruing status. For more information on the Note A/B split note strategy and the related charge-offs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Strategy – Improving our asset quality.” When a loan first becomes a troubled debt restructuring, it is included in nonaccrual loans until a history of at least six consecutive monthly payments can be established. Troubled debt restructurings are also classified as substandard assets for the life of the restructured terms. Because nonaccrual loans are included in nonperforming loans and nonperforming assets and are also considered classified assets, the payment in accordance with restructured terms of the troubled debt restructurings by certain of the restructured loans permit them to be re-classified as performing was the primary reason for the decrease in nonperforming loans and nonperforming assets.

Additionally, from June 30, 2012 to June 30, 2013 the loan portfolio experienced an aggregate decrease of $937,000 in loans 30-89 days delinquent. This change is attributable to the improved payment history of loan customers.

The recovery of loan losses was $66,000 for the year ended June 30, 2013, compared to a provision for loan losses of $3.7 million for the prior year, a decrease of $3.7 million. The decrease in the provision for loan losses was primarily due to a $651,000 recovery in the current year on a multi-family loan which had previously been charged off and which was paid off during the current year, as well as the overall improvement in asset quality. The amount of the provision in the year ended June 30, 2012 was the result of continued weakness in nonresidential and multi-family markets, primarily reflecting charge-offs on two loans that were restructured using the Note A/B split note strategy during the fiscal year ended June 30, 2012 and the one previously restructured relationship that experienced further weaknesses due to the loss of tenants during 2012.

The ratio of the allowance for loan losses to nonperforming loans (coverage ratio) increased from 34.8% to 42.8% from June 30, 2012 to June 30, 2013. This increase was a result of restructured loans performing in accordance with their restructured terms. At June 30, 2013 and 2012, troubled debt restructurings were 59.2% and 61.0% of nonperforming loans, respectively. Troubled debt restructurings have generally been charged off or written down to their fair value at the time of the restructuring. The fair value at the time of restructuring is determined by a recent independent appraisal or cash flow analysis of the underlying collateral. As a result of the recent fair value determinations of a majority of the loans that are included in nonperforming loans, the allowance for loan losses as a percentage of nonperforming loans increased from June 30, 2012 to June 30, 2013.

The following table illustrates the changes to the allowance for loan losses for the year ended June 30, 2013:

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Non-Owner- Occupied	Multi- Family	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Charge offs	(254)	(165)	(68)	-	(457)	-	-	-	(944)
Recoveries	34	75	63	660	4	-	-	3	839
Provision	496	166	(16)	(1,289)	557	7	6	7	(66)
Ending Balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Balance, Individually Evaluated	$-	$-	$7	$205	$120	$-	$-	$-	$332
Balance, Collectively Evaluated	$942	$553	$208	$1,081	$2,266	$10	$17	$34	$5,111
Financing receivables: Ending Balance	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716
Ending Balance: individually evaluated for impairment	$5,121	$535	$1,370	$9,951	$7,251	$-	$24	$-	$24,252
Ending Balance: collectively evaluated for impairment	$95,779	$30,406	$14,628	$22,355	$41,265	$2,200	$3,304	$5,816	$215,753
Ending Balance: loans acquired at fair value	$10,504	$4,758	$657	$-	$3,386	$-	$107	$1,299	$20,711

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2013			2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,157	21.3%	49.1%	$902	16.1%	48.4%	$912	17.1%	45.1%
Multi-family real estate	1,286	23.6	12.4	1,915	34.1	14.7	2,610	48.9	15.9
Nonresidential real estate	2,386	43.8	19.9	2,282	40.6	20.5	1,462	27.4	22.4
Land	17	0.3	1.3	11	0.2	1.2	12	0.2	1.4
Agricultural	-	-	1.4	-	-	1.1	6	0.1	0.5
Commercial	34	0.6	1.4	24	0.4	1.3	20	0.4	1.7
Consumer	553	10.2	13.7	477	8.5	12.4	310	5.8	12.6
Construction	10	0.2	0.8	3	0.1	0.4	3	0.1	0.4

Total allowance for loan losses	$5,443	100.0%	100.0%	$5,614	100.0%	100.0%	$5,335	100.0%	100.0%

Total loans	$260,716			$288,199			$290,834

	At June 30,
	2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential real estate	$419	5.2%	43.6%	$215	5.1%	44.9%
Multi-family real estate	3,159	39.4	14.8	322	7.6	17.0
Nonresidential real estate and land	3,298	41.1	24.6	3,207	76.1	24.2
Land	10	0.2	1.7	90	2.1	1.7
Agricultural	18	0.2	0.6	—	—	—
Commercial	203	2.5	1.8	54	1.3	1.6
Consumer	908	11.3	12.4	325	7.8	10.0
Construction	4	0.1	0.5	—	—	0.6
Total allowance for loan losses	$8,019	100.0%	100.0%	$4,213	100.0%	100.0%
Total loans	$315,254			$277,302

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that the OCC, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. The OCC may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Allowance at beginning of period	$5,614	$5,335	$8,019	$4,213	$4,619
Provision for (recovery of) loan losses	(66)	3,662	4,140	4,847	2,447
Charge-offs:
One- to four-family residential real estate	322	529	803	124	101
Land	-	8	—	—	2,537
Nonresidential real estate	457	1,804	3,065	33	—
Multi-family real estate	-	1,233	2,008	834	51
Consumer and other loans	165	325	997	96	182
Total charge-offs	944	3,899	6,873	1,087	2,871

Recoveries:
One- to four-family residential real estate	97	135	26	2	5
Nonresidential real estate and land	4	4	7	19	—
Multi-family real estate	660	256	—	5	—
Consumer and other loans	78	121	16	20	13
Total recoveries	839	516	49	46	18
Net charge-offs	(105)	(3,383)	(6,824)	(1,041)	(2,853)
Loss on restructuring of loans	—	—	—	3	51
Allowance at end of period	$5,443	$5,614	$5,335	$8,019	$4,213
Allowance to nonperforming loans	42.83%	34.79%	25.90%	46.47%	70.51%
Allowance to total loans outstanding at the end of the period	2.09%	1.95%	1.83%	2.54%	1.52%
Net charge-offs to average loans outstanding during the period	0.04%	1.19%	2.30%	0.38%	1.00%

The charge-offs in the year ended June 30, 2013 reflect overall improvement in asset quality and were also reduced as a result of a $651,000 recovery of a multi-family loan which had previously been charged off and which was paid off during the year ended June 30, 2013.

The charge-offs in the year ended June 30, 2012 were primarily the result of reductions in the appraised values of collateral related to nonperforming loans.

The charge-offs in the year ended June 30, 2011 were primarily the result of the previously mentioned restructurings of 13 loans having an aggregate outstanding principal balance of $18.0 million.

Charge-offs in the year ended June 30, 2010 were primarily the result of one loan secured by a mobile home park. The loan was charged-off in September, 2009 and taken into other real estate owned at that time. The property was sold in February, 2010 and we restructured the loan to the new borrower as a troubled debt restructuring. The loan is included in “Accruing restructured loans” and was performing in accordance with its restructured terms at June 30, 2012.

Charge-offs in the year ended June 30, 2009 primarily resulted from four loans comprising two lending relationships. Three of the loans, included in one relationship for a landscape nursery, were charged-off in August, 2008, the inventory and assets from the business were liquidated, and the real estate was taken into other real estate owned. The real property was sold in June, 2009 and we financed the sale as a troubled debt restructuring. Due to its performance history, it was classified as an accruing troubled debt restructuring and was performing according to its restructured terms at June 30, 2012. The fourth loan was related to Loan Relationship D included in “—Analysis of Nonperforming and Classified Assets.” In December 2011, this loan was restructured into two loans using the Note A/B split note strategy. The A loan has performed in accordance with its restructured terms for six months. At June 30, 2012, this loan was classified as nonaccrual troubled debt restructuring. The B loan was charged off in December, 2011.

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally selling in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Committee, which includes members of management and Board members, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Economic Value of Equity Analysis. We use an economic value of equity analysis prepared by a consulting firm to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 200 basis points.

The following table presents the change in our net economic value of equity at June 30, 2013 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
300	$55,017	$(20,133)	(26.79)%	11.47%
200	61,199	(13,951)	(18.56)	12.46
100	70,046	(5,104)	(6.79)	13.81
0	75,150	-	-	14.38
(100)	82,072	6,922	9.21	15.31
(200)	74,726	(424)	(0.56)	14.12

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $16.8 million at June 30, 2013. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $27.6 million at June 30, 2013. Total securities classified as available-for-sale were $202.1 million at June 30, 2013.

In addition, we had the ability to borrow a total of approximately $117 million from the Federal Home Loan Bank of Indianapolis at June 30, 2013.

At June 30, 2013, United Community Bank’s total commitment to extend credit at variable rates was $24.3 million. The amount of fixed-rate commitments was approximately $6.2 million at June 30, 2013. The fixed-rate loan commitments at June 30, 2013 have interest rates ranging from 2.75% to 9.25%. In addition, the Bank had $112,000 of letters of credit outstanding at June 30, 2013. Certificates of deposit due within one year of June 30, 2013 totaled $87.4 million. This represented 49.7% of certificates of deposit at June 30, 2013. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2013.

		Payments Due By Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in Thousands)

Long-term debt obligations	$15,000	$5,000	$3,000	$3,500	$3,500
Operating lease obligations	10,000	10,000	-	-	-
Total	$25,000	$15,000	$3,000	$3,500	$3,500

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2013	2012
	(Dollars in thousands)
Investing activities:
Loans disbursed or closed	$(49,434)	$(71,403)
Loan principal repayments	51,049	58,678
Proceeds from maturities and principal repayments of securities	34,547	39,325
Proceeds from sales of securities available-for-sale	39,725	85,494
Purchases of securities	(137,405)	(152,404)
Proceeds from sale of other real estate owned	2,623	480
Increases in bank owned life insurance policies	(2,818)	(1,807)
Capital expenditures	(100)	(235)
Financing activities:
(Decrease) increase in deposits	(5,711)	13,902
Borrowings from Federal Home Loan Bank	5,000	10,000
Repayments of Federal Home Loan Bank advances	(833)	(1,000)
Proceeds from stock coversion	22,910	-
Dividends paid to stockholders	(2,356)	(1,364)
Cash contributed by United Community MHC	612	-
Common stock acquired by ESOP	(1,551)	-
Repurchases of common stock	-	(31)

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Institution Regulation—Capital Requirements,” and Note 16 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 10 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K. We currently have no plans to engage in hedging activities in the future.

For the year ended June 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Risk Management” in Item 7 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, utilizing the framework established in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting as of June 30, 2013 was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

September 27, 2013

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp and Subsidiaries:

We have audited the consolidated statements of financial condition of United Community Bancorp and Subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Community Bancorp and Subsidiaries as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 27, 2013

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	June 30, 2013	June 30, 2012
Assets

Cash and due from banks	$2,716	$1,872
Interest-earning deposits in other financial institutions	14,071	27,207
Cash and cash equivalents	16,787	29,079

Investment securities:
Securities available for sale - at estimated market value	32,013	21,275
Securities held to maturity - at amortized cost	417	493
Mortgage-backed securities available for sale - at estimated market value	170,117	124,621

Loans receivable, net	254,578	283,154
Loans available for sale	417	393

Property and equipment, net	6,674	7,062
Federal Home Loan Bank stock, at cost	6,588	6,588
Accrued interest receivable:
Loans	906	1,137
Investments and mortgage-backed securities	730	585
Other real estate owned, net	618	197
Cash surrender value of life insurance policies	13,228	10,010
Deferred income taxes	4,504	3,004
Prepaid expenses and other assets	1,842	4,913
Goodwill	2,522	2,522
Intangible asset	690	870
Total assets	512,631	$495,903

Liabilities and Stockholders' Equity

Deposits	$421,243	426,967
Advances from FHLB	15,000	10,833
Accrued interest on deposits	22	33
Accrued interest on FHLB advance	7	8
Advances from borrowers for payment of insurance and taxes	223	325
Accrued expenses and other liabilities	2,593	2,749
Total liabilities	439,088	440,915

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 and 5,563,387 shares issued at June 30, 2013 and 2012, respectively; 5,149,564 and 5,149,802 shares outstanding at June 30, 2013 and 2012, respectively	51	36
Additional paid-in capital	51,882	36,958
Retained earnings	27,371	27,060
Less shares purchased for stock plans	(3,648)	(2,416)
Treasury Stock, at cost - 413,585 shares at June 30, 2012	-	(7,122)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	(2,113)	472

Total stockholders' equity	73,543	54,988

Total liabilities and stockholders' equity	$512,631	$495,903

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the year ended June 30,
(In thousands, except per share data)	2013	2012

Interest income:
Loans	$12,995	$15,159
Investments and mortgage-backed securities	2,892	3,027
Total interest income	15,887	18,186
Interest expense:
Deposits	3,176	4,176
Borrowed funds	175	112
Total interest expense	3,351	4,288

Net interest income	12,536	13,898

Provision for (recovery of) loan losses	(66)	3,662

Net interest income after provision for (recovery of) loan losses	12,602	10,236

Other income:
Service charges	2,416	2,423
Gain on sale of loans	830	505
Gain on sale of investments	634	1,464
Loss on sale of other real estate owned	(3)	(9)
Income from bank owned life insurance	400	321
Other	212	273
Total other income	4,489	4,977

Other expense:
Compensation and employee benefits	7,403	6,826
Premises and occupancy expense	1,358	1,317
Deposit insurance premium	516	281
Advertising expense	316	379
Data processing expense	1,491	1,356
Provision for loss on real estate owned	105	47
Intangible amortization	180	158
Professional fees	720	767
Other operating expenses	1,506	1,305
Total other expense	13,595	12,436

Income before income taxes	3,496	2,777

Income tax provision	929	788

Net income	$2,567	$1,989

Basic and diluted earnings per share	$0.52	$0.40

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the year
	ended June 30,
	2013	2012

Net income	$2,567	$1,989

Other comprehensive income (loss), net of tax

Unrealized gain (loss) on securities available for sale	(2,198)	913

Reclassification adjustment for gains on securities available for sale included in income	(387)	(893)

Total comprehensive income (loss)	$(18)	$2,009

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

						Unrealized
		Additional		Shares		Gain (Loss)
	Common	Paid-In	Retained	Purchased for	Treasury	on Securities
(In thousands, except per share data)	Stock	Capital	Earnings	Stock plans	Stock	Available for Sale	Total

Balance at June 30, 2011	$36	$37,089	$26,435	$(2,775)	$(7,091)	$452	$54,146

Net income	-	-	1,989	-	-	-	1,989

Cash dividends of $0.67 per share*	-	-	(1,364)	-	-	-	(1,364)

Stock-based compensation expense	-	48	-	-	-	-	48

Amortization of ESOP shares	-	(179)	-	359	-	-	180

Shares repurchased	-	-	-	-	(31)	-	(31)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $14	-	-	-	-	-	20	20

Balance at June 30, 2012	$36	$36,958	$27,060	$(2,416)	$(7,122)	$472	$54,988

Net income	-	-	2,567	-	-	-	2,567

Cash dividends of $0.47 per share	-	-	(2,356)	-	-	-	(2,356)

Proceeds from second step conversion, net of costs	15	21,626	-	-	-	-	21,641

Cash contributed by United Community MHC	-	512	100	-	-	-	612

Cancellation of treasury stock	-	(7,122)	-	-	7,122	-	-

Common stock acquired by ESOP	-	-	-	(1,551)	-	-	(1,551)

Amortization of ESOP shares	-	(92)	-	319	-	-	227

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $1,652	-	-	-	-	-	(2,585)	(2,585)

Balance at June 30, 2013	$51	$51,882	$27,371	$(3,648)	$-	$(2,113)	$73,543

* Paid on all shares other than those held by United Community MHC during the year ended June 30, 2012. Per share information prior to the second step conversion date of January 9, 2013 has been restated to give retroactive recognition to the conversion ratio of 0.6573.

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the year ended
	June 30,
(In thousands)	2013	2012

Operating activities:
Net income	$2,567	$1,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	488	569
Provision for (recovery of) loan losses	(66)	3,662
Deferred loan origination costs	(101)	(212)
Amortization of premium on investments	3,373	2,524
Proceeds from sale of loans	26,674	15,668
Loans disbursed for sale in the secondary market	(25,868)	(15,360)
Gain on sale of loans	(830)	(505)
Amortization of intangible asset	180	158
Amortization of acquisition-related loan yield adjustment	(225)	(182)
Amortization of acquisition-related CD yield adjustment	(13)	(26)
Gain on sale of investment securities	(634)	(1,464)
Provision for loss on real estate owned	105	47
Loss on sale of other real estate owned	3	9
Increase in cash surrender value of life insurance	(400)	(321)
ESOP shares committed to be released	227	180
Stock-based compensation expense	-	48
Deferred income taxes	153	(139)
Effects of change in operating assets and liabilities:
Accrued interest receivable	86	250
Prepaid expenses and other assets	1,802	147
Accrued interest	(12)	(6)
Accrued expenses and other	(158)	(432)

Net cash provided by operating activities	7,351	6,604

Investing activities:
Proceeds from maturity of available for sale investment securities	-	14,000
Proceeds from sale of available for sale investment securities	4,785	29,216
Proceeds from maturity of held to maturity securities	76	71
Proceeds from repayment of mortgage-backed securities available for sale	34,471	25,254
Proceeds from sale of mortgage-backed securities available for sale	34,940	56,278
Proceeds from sale of other real estate owned	2,623	480
Purchases of available for sale investment securities	(17,047)	(14,170)
Purchases of mortgage-backed securities available for sale	(120,358)	(134,153)
Purchases of Federal Home Loan Bank stock	-	(4,081)
Net decrease (increase) in loans	25,816	(1,139)
Purchase of bank owned life insurance	(2,818)	(1,807)
Capital expenditures	(100)	(235)

Net cash used in investing activities	(37,612)	(30,286)

Financing activities:
Net increase (decrease) in deposits	(5,711)	13,902
Borrowings from Federal Home Loan Bank	5,000	10,000
Repayments of Federal Home Loan Bank advances	(833)	(1,000)
Proceeds from stock conversion	22,910	-
Dividends paid to stockholders	(2,356)	(1,364)
Cash contributed by United Community MHC	612	-
Common stock acquired by ESOP	(1,551)	-
Repurchases of common stock	-	(31)
Net increase (decreases) in advances from borrowers for payment of insurance and taxes	(102)	95

Net cash provided by financing activities	17,969	21,602

Net decrease in cash and cash equivalents	(12,292)	(2,080)

Cash and cash equivalents at beginning of period	29,079	31,159

Cash and cash equivalents at end of period	$16,787	$29,079

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

United Community Bancorp, a federal corporation (“old United Community Bancorp”) completed its conversion from the mutual holding company form of organization to the stock holding company form on January 9, 2013. As a result of the conversion, United Community Bancorp, an Indiana corporation (“United Community Bancorp” or “Company”), became the holding company for United Community Bank (“Bank”), and United Community MHC and old United Community Bancorp, ceased to exist. As part of the conversion, all outstanding shares of old United Community Bancorp common stock (other than those owned by United Community MHC) were converted into the right to receive 0.6573 of a share of United Community Bancorp common stock resulting in 2,089,939 shares issued in the exchange without giving effect to cash distributed for fractional shares. In addition, a total of 3,060,058 shares of common stock were sold in the subscription and community offerings at the price of $8.00 per share, including 194,007 shares of common stock purchased by the ESOP. The completion of new United Community Bancorp’s public offering raised $24.4 million in gross proceeds, which after payment of $2.8 million in offering expenses, resulted in net proceeds of $21.6 million.

The information in this report as of or for periods prior to the conversion date of January 9, 2013 refers to old United Community Bancorp, except share and per share information which have been restated to give retroactive recognition to the conversion ratio of 0.6573.

The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in Southeastern Indiana. UCB Real Estate Management Holdings, LLC, a wholly-owned subsidiary of the Bank, was formed for the purpose of holding and operating real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc., a wholly-owned subsidiary of the Bank, was formed for the purpose of collecting commissions on investments referred to Lincoln Financial Group.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS – Certain year-to-date and prior year amounts presented have been reclassified in order to conform to the current year presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowances for loan and other real estate losses and deferred income taxes. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS – For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits in other financial institutions with original maturities of less than ninety days.

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with FASB Accounting Standards Codification (ASC) Topic 320, Investments. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2013 or 2012. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

Securities are recorded net of applicable premium or discount with the premium or discount being amortized on the interest method over the estimated average life of the investment.

The Bank designates its investment in the U. S. League Intermediate-Term Portfolio, certain municipal bonds, and mortgage-backed securities as available for sale.

Gains and losses realized on the sale of investment securities are accounted for on the trade date using the specific identification method.

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation allocations and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market, determined in the aggregate. Loans are designated for sale as a part of the Bank’s asset/liability management strategy. Market value is determined based on expected volatility in interest rates and the anticipated holding period before the loan is sold. Due to the holding period being short term, the market value and cost of the loan are approximately the same. The Bank had $417,000 and $393,000 in loans held for sale at June 30, 2013 and 2012, respectively.

The Bank defers all loan origination fees, net of certain direct loan origination costs, and amortizes them over the contractual life of the loan as an adjustment of yield in accordance with ASC 310-20, Receivables – Nonrefundable Fees and Other Costs.

The Bank retains the servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. These rates can differ from the loan’s contractual interest rate resulting in a “yield differential.” In addition to previously deferred loan origination fees and cash gains, gains on the sale of loans can represent the present value of the future yield differential less normal servicing fees, capitalized over the estimated life of the loans sold. Normal servicing fees are determined by reference to the stipulated minimum servicing fee set forth by the government agencies to which the loans are sold. Such servicing fees are amortized to operations over the life of the loans using the interest method. If prepayments are higher than expected, an immediate charge to operations is made. If prepayments are lower than original estimates, then the related adjustments are made prospectively.

The mortgage servicing rights recorded by the Bank are segregated into pools for valuation purposes using as pooling criteria the loan term and coupon rate in accordance with ASC 860-50-30. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of the future earnings that a purchaser could expect to realize from each portfolio. Earnings are projected from a variety of sources including loan-servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income and costs to service the loans. The present value of future earnings is the “economic” value for the pool. The Company has selected the amortized cost method for valuation under guidance of ASC 860-50, Transfers and Servicing – Servicing Assets and Liabilities.

The allowance for loan and lease losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s evaluation, which occurs no less than quarterly, of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent losses such as amount of loan, type of loan, concentrations, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, present value of expected future cash flows to support the loan, and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

Although Management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank’s control.

The Bank’s internal asset review committee reviews each loan with three or more delinquent payments, and each loan ninety days or more past due as to principal or interest, and decides whether the circumstances involved give reason to place the loan on nonaccrual status. The Board of Directors reviews this information as determined by the internal asset review committee each month. While a loan is classified as nonaccrual, cash receipts are applied to principal and interest in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction in the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when principal and interest payments are current, full collectibility of principal and interest is reasonably assured and a consistent record of performance has been demonstrated. Interest income is generally recognized on a cash basis.

A loan is defined as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Bank’s investment in multi-family and nonresidential loans, such loans are determined to be cash flow dependent or collateral dependent. Collateral dependent loans, as a practical expedient, are carried at the lower of cost or fair value based upon the most recent real estate appraisals. Cash flow dependent loans are carried at lower of cost or fair value based on the present value of expected future cash flows. Loans which are more than ninety days delinquent and are considered to constitute more than a minimum delay in repayment are evaluated for impairment at that time. It is the Bank’s policy to charge off unsecured credits that are one hundred and twenty days or more delinquent.

From time to time, as part of our loss mitigation strategy, loans may be renegotiated in a troubled debt restructuring (“TDR”) when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are accounted for as set forth in ASC 310, Receivables. A TDR may be on nonaccrual or it may accrue interest. A TDR is typically on nonaccrual until the borrower successfully performs under the new terms for six consecutive months. However, a TDR may be placed on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.

Existing performing loan customers who request a loan modification (“non-TDR”) and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

CONCENTRATION OF CREDIT RISK - The Bank has residential and commercial loans to customers in local counties in Southeastern Indiana, Northern Kentucky, and Southwestern Ohio. Although the Bank has a diversified loan portfolio, the ability of a substantial portion of its debtors to honor their contracts is dependent upon the local economy. Management maintains deposit accounts with financial institutions in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

OTHER REAL ESTATE OWNED - Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at lower of cost or market, with fair value based on the value of the underlying collateral at the date of foreclosure, and are transferred to the Bank’s wholly-owned subsidiary, UCB Real Estate Management Holdings, LLC. Holding costs, including losses from operations, are expensed when incurred. Valuations are periodically performed, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

PROPERTY AND EQUIPMENT - Property and equipment is carried at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Land improvements	7 - 15 years
Buildings	15 - 39 years
Furniture and equipment	3 - 10 years

Significant renewals and betterments are charged to the property and equipment account. Maintenance and repairs are charged to operations in the period incurred.

INCOME TAXES – The Company accounts for income taxes in accordance with ASC 740-10-50. Pursuant to the provisions of ASC 740-10-50, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible or taxable temporary differences or carry forward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carry forward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future. The Company applies a more likely than not recognition threshold for all tax uncertainties.

The Company’s principal temporary differences between pretax financial income and taxable income result primarily from timing differences for certain components of compensation and post-retirement expense, book and tax bad debt deductions, depreciation and amortization of goodwill and other intangible assets.

The determination of current and deferred income taxes is an accounting estimate which is based on the analyses of many factors including interpretation of federal and state income tax laws, the evaluation of uncertain tax positions, differences between the tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts due or owed such as the timing of reversal of temporary differences and current financial accounting standards. Actual results could differ from the estimates and tax law interpretations used in determining the current and deferred income tax liabilities.

EMPLOYEE STOCK OWNERSHIP PLAN - The Company accounts for the United Community Bank Employee Stock Ownership Plan (“ESOP”) in accordance with ASC 718-40, Compensation – Stock Compensation – Employee Stock Ownership Plans. ESOP shares pledged as collateral are reported as unearned ESOP shares in stockholders’ equity. As shares are committed to be released from collateral, the Bank will record compensation expense equal to the current market price of the shares. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the difference is recorded to stockholders’ equity as an adjustment to capital. Additionally, the shares become outstanding for basic net income per share computations.

STOCK-BASED COMPENSATION - The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.

EARNINGS PER SHARE – Non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted earnings per share. The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

Basic earnings per share (“EPS”) is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method.

For each of the years ended June 30, 2013 and 2012, outstanding options to purchase 227,626 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	June 30,
	2013	2012

Basic weighted average outstanding shares	4,967,672	5,025,108
Effect of dilutive stock options	—	—
Diluted weighted average outstanding shares	4,967,672	5,025,108

COMPREHENSIVE INCOME – The Company presents in the consolidated statement of comprehensive income (loss) those amounts from transactions and other events which currently are excluded from the consolidated statement of income and are recorded directly to stockholders’ equity.

GOODWILL – In June 2010, the Company acquired three branches from Integra Bank National Association (“Integra”), which was accounted for under the purchase method of accounting. Under the purchase method, the Company is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the value of net assets acquired represents goodwill, which is not subject to amortization.

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

Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually, to determine the reasonableness of the recorded amount. During the year ended June 30, 2013, the Company adopted the provisions of FASB ASC 2011-08, Intangibles – Goodwill and Other (Topic 350), which provides the option to first qualitatively assess whether current events or changes in circumstances lead to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount. Absent such determination, the Company does not need to apply the traditional two-step goodwill impairment test. If the Company does need to proceed to the two-step goodwill impairment test, an impairment loss is recognized in earnings only when the carrying amount of goodwill is less than its implied fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS – ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate the value. For financial instruments where quoted market prices are not available, fair values are estimated using present value or other valuation methods.

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

Loans receivable

The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial characteristics. Loans are segregated by types, such as residential mortgage, commercial real estate, and consumer. Each loan category is further segmented into fixed and adjustable-rate interest, terms, and by performing and non-performing categories. The fair value of performing loans, except residential mortgage loans, is calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value for significant non-performing loans is based on recent internal or external appraisals. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined by using available market information.

Federal Home Loan Bank stock

The Bank is a member of the Federal Home Loan Bank system and is required to maintain an investment based upon a pre-determined formula. The carrying values presented in the consolidated statements of position approximate fair value.

Deposits

The fair values of passbook accounts, interest-bearing checking accounts, noninterest-bearing accounts, and money market savings and demand deposits approximate their carrying values. The fair values of fixed maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar maturities.

Advance from Federal Home Loan Bank

The fair value is calculated using rates available to the Company on advances with similar terms and remaining maturities.

Off-balance sheet items

Carrying value is a reasonable estimate of fair value. These instruments are generally variable rate or short-term in nature, with minimal fees charged.

ADVERTISING - The Company expenses advertising costs as incurred. Advertising costs consist primarily of television, radio, newspaper and billboard advertising.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, Intangibles - goodwill and other (Topic 350). The amendments in this Update allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted, and is not expected to have a material effect, if any, on our consolidated financial position or results of operations.

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

NOTE 2 – PLAN OF CONVERSION AND REORGANIZATION

United Community Bancorp, a federal corporation (“old United Community Bancorp”) completed its conversion from the mutual holding company form of organization to the stock holding company form on January 9, 2013. As a result of the conversion, United Community Bancorp, an Indiana corporation (“United Community Bancorp” or “Company”), became the holding company for United Community Bank (“Bank”), and United Community MHC (“MHC”) and old United Community Bancorp, ceased to exist. As part of the conversion, all outstanding shares of old United Community Bancorp common stock (other than those owned by United Community MHC) were converted into the right to receive 0.6573 of a share of United Community Bancorp common stock resulting in 2,089,939 shares issued in the exchange without giving effect to cash distributed for fractional shares. In addition, a total of 3,060,058 shares of common stock were sold in the subscription and community offerings at the price of $8.00 per share, including 194,007 shares of common stock purchased by the ESOP. The completion of new United Community Bancorp’s public offering raised $24.4 million in gross proceeds, which after payment of $2.8 million in offering expenses, resulted in net proceeds of $21.6 million

The Boards of Directors of the MHC, old United Community Bancorp and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) on March 10, 2011 as amended on September 6, 2012. Pursuant to the Plan, the MHC converted from the mutual holding company form of organization to the stock holding company form on January 9, 2013. The MHC merged into the Company and no longer exists. Old United Community Bancorp merged into a new Indiana corporation named United Community Bancorp. As part of the conversion, the MHC’s ownership interest of the Company was offered for sale in a public offering. The existing publicly held shares of old United Community Bancorp, which represented the remaining ownership interest in old United Community Bancorp, were exchanged for new shares of common stock of the Company. The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of old United Community Bancorp owned the same aggregate percentage of United Community Bancorp common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). With the conversion and public offering now completed, all of the capital stock of the Bank is owned by United Community Bancorp, the Indiana corporation.

The Plan provided for the establishment of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the greater of the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of the Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, the Bank is not be permitted to pay dividends on its capital stock to United Community Bancorp, its sole shareholder, if the Bank’s shareholder’s equity will be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or a supplemental eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering were deferred and recorded as a reduction of the proceeds from the shares sold in the public offering. Such costs totaled $2.8 million, of which $1.5 million was incurred during the year ended June 30, 2013 and $1.3 million was incurred during the years ended June 30, 2012 and 2011. The costs capitalized as of June 30, 2012 were recorded as Prepaid Expenses and Other Assets in the accompanying consolidated statement of position.

NOTE 3 – INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale at June 30, 2013 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$172,478	$181	$2,542	$170,117
Municipal bonds	32,894	239	1,282	31,851
Other equity securities	210	—	48	162
Total	$205,582	$420	$3,872	$202,130

Investment securities held to maturity at June 30, 2013 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$417	$—	$—	$417

Investment securities available for sale at June 30, 2012 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$124,354	$566	$299	$124,621
Municipal bonds	20,548	693	93	21,148
Other equity securities	210	—	83	127
Total	$145,112	$1,259	$475	$145,896

Investment securities held to maturity at June 30, 2012 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$493	$—	$—	$493

Gross proceeds on the sale of investment and mortgage-backed securities were $39,725,000 and $85,494,000 for the years ended June 30, 2013 and 2012, respectively. Gross realized gains for the years ended June 30, 2013 and 2012 were $642,000 and $1,525,000, respectively. Gross realized losses for the years ended June 30, 2013 and 2012 were $8,000 and $61,000, respectively.

The amount of investment securities pledged as security for municipal deposits and advances from the FHLB totaled $57.0 million and $86.9 million, respectively, as of June 30, 2013.

The mortgage-backed securities and municipal bonds available for sale have the following maturities at June 30, 2013:

	Amortized cost	Estimated market value
	(In thousands)
Due or callable in one year or less	$-	$-
Due or callable in 1 - 5 years	132,097	130,590
Due or callable in 5 - 10 years	63,194	61,844
Due or callable in greater than 10 years	10,081	9,534
Total debt securities	$205,372	$201,968

All other securities available for sale at June 30, 2013 are saleable within one year. The Company held $417,000 and $493,000 in investment securities that are being held to maturity at June 30, 2013 and 2012, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of June 30, 2013 (in thousands):

2014	49
2015	117
2016	56
2017	61
2018	65
2019 and thereafter	69
$417

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2013 and 2012:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2013
Municipal bonds	$23,813	$1,280	$238	$2	$24,051	$1,282
Mortgage-backed securities	140,590	2,441	9,706	101	150,296	2,542
Other equity securities	—	—	162	48	162	48
	$164,403	$3,721	$10,106	$151	$174,509	$3,872
Number of investments	88		5		93

June 30, 2012
Municipal bonds	$7,334	$93	$-	$-	$7,334	$93
Mortgage-backed securities	48,166	299	-	-	48,166	299
Other equity securities	—	—	127	83	127	83
	$55,500	$392	$127	$83	$55,627	$475
Number of investments	24		1		25

Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. Management also assesses the nature of the unrealized losses, taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers, and the quality of the underlying collateral. Management does not intend to sell these securities in the foreseeable future, and does not believe that it is more likely than not that the Bank will be required to sell a security in an unrealized loss position prior to a recovery in its value. The decline in market value is due to changes in market interest rates. The fair values are expected to recover as the securities approach maturity dates.

The detail of interest and dividends on investment securities is as follows:

	For the year ended June 30,
	2013	2012
	(In thousands)
Taxable interest income	$1,944	$2,081
Nontaxable interest income	711	753
Dividends	237	193
Total	$2,892	$3,027

Mortgage-backed securities available for sale at June 30, 2013 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$78,182	$95	$1,063	$77,214
FHLMC	18,253	82	187	18,148
GNMA	76,043	4	1,292	74,755

	$172,478	$181	$2,542	$170,117

Mortgage-backed securities available for sale at June 30, 2012 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$67,299	$259	$132	$67,426
FHLMC	22,845	240	—	23,085
GNMA	34,210	67	167	34,110

	$124,354	$566	$299	$124,621

NOTE 4 – FINANCING RECEIVABLES
Financing receivables consist of the following:

	At June 30,
	2013	2012
	(In thousands)
Residential real estate
One- to four-family	$128,059	$139,522
Multi-family	32,306	42,325
Construction	2,200	1,189
Nonresidential real estate – commercial and office buildings	51,902	59,123
Agricultural	3,559	3,150
Land	3,435	3,441
Commercial	3,556	3,854
Consumer	35,699	35,595
	260,716	288,199
Less:
Allowance for losses	5,443	5,614
Undisbursed portion of loans in process	1,720	355
Deferred loan costs, net	(1,025)	(924)
	$254,578	$283,154

As of June 30, 2013 and 2012, the Company was servicing loans for the benefit of others in the amount of $67,497,000 and $59,630,000, respectively. The Company recognized $830,000 and $505,000 of pre-tax gains on sale of loans during the years ended June 30, 2013 and 2012, respectively. The carrying value of mortgage servicing rights approximated $574,000 and $537,000 as of June 30, 2013 and 2012, respectively. No impairment has been identified on the mortgage servicing assets and correspondingly, no valuation allowance has been recognized as of June 30, 2013 and 2012. Amortization expense associated with mortgage servicing assets totaled $191,000 and $151,000 for the years ended June 30, 2013 and 2012, respectively.

The Company sells loans in the secondary market. Proceeds from the sales of mortgage loans totaled $26,674,000 and $15,668,000 during the years ended June 30, 2013 and 2012, respectively. The Company had $417,000 and $393,000 in one- to four-family fixed rate loans designated as held for sale at June 30, 2013 and 2012, respectively. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment.

The following table provides information with respect to nonaccrual loans.

	At June 30,
	2013	2012
	(In thousands)
Nonaccrual loans:
One- to four-family – owner occupied	$1,876	$2,322
One- to four-family – non-owner occupied	-	90
Multi-family residential real estate	1,861	2,034

Nonresidential real estate – commercial and office buildings	894	1,077
Land	24	29
Consumer	535	508
Commercial	-	240
Restructured nonaccrual loans:
One- to four-family – owner occupied	$2,361	$2,404
One- to four-family – non-owner occupied	193	197
Multi-family residential real estate	2,263	4,251

Nonresidential real estate – commercial and office buildings	2,701	2,987
Total nonperforming loans	$12,708	$16,139
Number of nonaccrual loans	79	74

From time to time, as part of the loss mitigation process, loans may be renegotiated in a TDR when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. Management may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are considered to be nonperforming until they have been performing under the new terms for at least six consecutive months. TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”). A TDR may be on non-accrual or it may accrue interest. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for six consecutive months.

Existing performing loan customers who request a loan modification (non-TDR) and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

During the third quarter of the fiscal year ended June 30, 2011, Management began restructuring loans into a Note A/Note B format. Upon performing a global analysis of the relationship with the borrower, the terms of Note A are calculated using current financial information to determine the amount of payment at which the borrower would have a debt service coverage ratio of 1.5x or better. That payment is calculated based upon a 20 to 30 year amortization period, then fixed for two years, with the loan maturing at the end of the two years. The amount for Note B is the difference of Note A and the original amount to be refinanced, plus reasonable closing costs. It is given the same interest rate and balloon term as Note A, but no principal or interest payments are due until maturity. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off. Note A is treated as any other TDR and, generally, may return to accrual status after a history of performance in accordance with the restructured terms of at least six consecutive months is established.

The following tables summarize TDRs by loan type and accrual status.

At June 30, 2013
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$2,061	$2,554	$4,615	$7	$4,608	27	$4,779
Multi-family residential real estate	5,827	2,263	8,090	20	8,070	12	9,935
Nonresidential real estate	3,656	2,701	6,357	120	6,237	13	5,941

Total	$11,544	$7,518	$19,062	$147	$18,915	52	$20,655

At June 30, 2012
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$2,374	$2,601	$4,975	$26	$4,949	28	$5,365
Multi-family residential real estate	7,715	4,251	11,966	165	11,801	12	11,514
Nonresidential real estate	3,122	2,987	6,109	465	5,644	8	6,194

Total	$13,211	$9,839	$23,050	$656	$22,394	48	$23,073

Interest income recognized on TDRs is as follows:

	For the year	For the year
	ended June 30, 2013	ended June 30, 2012

One- to four-family residential real estate	$73	$81
Multi-family residential real estate	306	314
Nonresidential real estate	97	119
Construction	-	-
Commercial	-	-
Consumer	-	-
Total	$476	$514

At June 30, 2013, the Bank had 52 loans totaling $19.1 million that qualified as TDRs, and has established an allowance for losses on these loans of $147,000. With respect to the $19.1 million in TDRs, the Bank charged off $5.1 million with respect to these loans at the time of the restructuring into the Note A/B format. At June 30, 2012, the Bank had 48 loans totaling $23.1 million that qualified as TDRs, and has established an allowance for losses on these loans of $656,000. With respect to the $23.1 million in TDRs, the Bank charged off $5.3 million with respect to these loans at the time of the restructuring into the Note A/B format. At June 30, 2013, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans classified as TDRs on a monthly basis.

The following table is a rollforward of activity in our TDRs for the fiscal years ended June 30, 2013 and 2012.

	2013		2012
(Dollar amounts in thousands)	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
Beginning balance	$22,394	48	$23,752	52
Additions to TDRs	937	1	2,924	6
Removals	(3,234)	(7)	(1,880)	(10)
Charge offs	(4)	-	(1,386)	-
Payments	(1,178)	-	(1,016)	-
	$18,915	42	$22,394	48

The following table provides a summary of the loans that were restructured as TDRs during the year ended June 30, 2013:

				Allocation of allowance for loan loss
	Number of Modifications	Recorded investment prior to restructuring	Recorded investment after restructuring	Prior to restructuring	After restructuring
(Dollars in thousands)
Nonresidential Real Estate	1	$481	$375	$-	$106
Totals	1	$481	$375	$-	$106

The Company considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. During the year ended June 30, 2013 the Company had one nonresidential real estate loan for $988,000 subsequently default after modification. The recorded investment in the loan at the time of default was approximately $719,000. During the year ended June 30, 2013, the Company had a one-to-four family residential loan for $105,000 subsequently default after modification. The recorded investment in the loan at the time of default was approximately $101,000. The Company does not anticipate any further loss on these loans and the default of these loans had no material impact on the allowance for loan losses for the year.

Loans that were included in TDRs at June 30, 2013 and 2012 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2013, there were 37 loans with required principal and interest payments and 5 loans with required interest only payments. At June 30, 2012, there were 39 loans with required principal and interest payments and 9 loans with required interest only payments.

No loans over ninety days past due accrued interest for the years ended June 30, 2013 and 2012. Interest income that would have been recorded for the years ended June 30, 2013 and 2012 had nonaccruing loans been current according to their original terms was $371,000 and $377,000, respectively. Interest related to nonaccrual loans included in interest income totaled $247,000 and $113,000 for the years ended June 30, 2013 and 2012, respectively.

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2013

	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
					(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Charge offs	(254)	(165)	(68)	—	(457)	—	—	—	$(944)
Recoveries	34	75	63	660	4	—	—	3	$839
Provision (credit)	496	166	(16)	(1,289)	557	7	6	7	$(66)

Ending Balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443

Balance, Individually Evaluated	$-	$-	$7	$205	$120	$-	$-	$-	$332

Balance, Collectively Evaluated	$942	$553	$208	$1,081	$2,266	$10	$17	$34	$5,111

Financing receivables:
Ending Balance	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

Ending Balance: individually evaluated for impairment	$5,121	$535	$1,370	$9,951	$7,251	$—	$24	$—	$24,252

Ending Balance: collectively evaluated for impairment	$95,779	$30,406	$14,628	$22,355	$41,265	$2,200	$3,304	$5,816	$215,753

Ending Balance: loans acquired at fair value	$10,504	$4,758	$657	$—	$3,386	$—	$107	$1,299	$20,711

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2012

	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
					(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$800	$310	$112	$2,610	$1,462	$3	$12	$26	$5,335
Charge offs	(529)	(302)	—	(1,233)	(1,804)	—	(8)	(23)	$(3,899)
Recoveries	135	105	—	256	4	—	—	16	$516
Provision	260	364	124	282	2,620	—	7	5	$3,662

Ending Balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614

Balance, Individually Evaluated	$17	$—	$9	$487	$562	$—	$—	$—	$1,075

Balance, Collectively Evaluated	$649	$477	$227	$1,428	$1,720	$3	$11	$24	$4,539

Financing receivables:
Ending Balance	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

Ending Balance: individually evaluated for impairment	$5,992	$1,652	$1,051	$14,000	$7,177	$—	$28	$240	$30,140

Ending Balance: collectively evaluated for impairment	$102,175	$28,561	$16,019	$27,914	$47,307	$1,189	$3,330	$5,616	$232,111

Ending Balance: loans acquired at fair value	$13,534	$5,382	$751	$411	$4,639	$—	$83	$1,148	$25,948

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency (“OCC”) has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, we account for those classifications when establishing a general allowance for loan losses. If we classify an asset as substandard, doubtful or loss, we evaluate the need to establish a specific allocation for the asset at that time or charge off a portion of the loan if there is a known loss.

The following table illustrates certain disclosures required by ASC 310-10-50-29(b) at June 30, 2013 and 2012.

At June 30, 2013:

Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
					(In thousands)
Grade:

Pass	$99,494	$34,506	$10,909	$16,900	$26,340	$2,200	$2,364	$5,691	$198,404

Watch	6,033	641	3,988	5,102	14,866	—	861	1,414	32,905

Special mention	756	17	388	353	3,343	—	186	—	5,043

Substandard	5,121	535	1,370	9,951	7,353	—	24	10	24,364

Total:	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

At June 30, 2012:

Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
					(In thousands)
Grade:

Pass	$108,642	$34,380	$11,836	$15,423	$30,379	$510	$2,577	$6,015	$209,762

Watch	6,503	683	4,059	10,223	11,250	479	836	615	34,648

Special mention	268	24	827	347	10,249	—	—	—	11,715

Substandard	6,288	508	1,099	16,332	7,245	200	28	374	32,074

Total:	$121,701	$35,595	$17,821	$42,325	$59,123	$1,189	$3,441	$7,004	$288,199

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

At June 30, 2013:

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
		(In thousands)
One- to four-family mortgage – owner occupied	$1,748	$706	$889	$3,343	$108,061	$111,404
Consumer	202	68	8	278	35,421	35,699
One- to four-family mortgage - nonowner- occupied	54	388	—	442	16,213	16,655
Multi-family mortgage	110	—	2,263	2,373	29,933	32,306
Nonresidential real estate mortgage – commercial and office buildings	286	18	719	1,023	50,879	51,902
Construction	—	—	—	—	2,200	2,200
Land	—	—	—	—	3,435	3,435
Commercial and agricultural	7	—	—	7	7,108	7,115

Total	$2,407	$1,180	$3,879	$7,466	$253,250	$260,716

At June 30, 2012:

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
		(In thousands)
One- to four-family mortgage – owner occupied	$1,764	$355	$993	$3,112	$118,589	$121,701
Consumer	195	15	274	484	35,111	35,595
One- to four-family mortgage - nonowner- occupied	947	—	53	1,000	16,821	17,821
Multi-family mortgage	489	—	—	489	41,836	42,325
Nonresidential real estate mortgage – commercial and office buildings	207	306	698	1,211	57,912	59,123
Construction	—	—	—	—	1,189	1,189
Land	—	—	—	—	3,441	3,441
Commercial and agricultural	246	—	—	246	6,758	7,004

Total	$3,848	$676	$2,018	$6,542	$281,657	$288,199

The following table illustrates certain disclosures required by ASC 310-10-50-15.

	Impaired Loans For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$—	$—	$—	$—	$20
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	334	341	(7)	21	405
Multi-family mortgage	3,283	3,488	(205)	103	3,775
Nonresidential real estate mortgage – commercial and office buildings	1,880	2,000	(120)	71	3,397

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—

Total	$5,497	$5,829	$(332)	$195	$7,597

	Impaired Loans For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$5,121	$5,876	$—	$65	$5,799
Consumer	535	1,116	—	26	521
One- to four-family mortgage - nonowner-occupied	1,029	1,114	—	26	657
Multi-family mortgage	6,463	8,570	—	219	7,855
Nonresidential real estate mortgage – commercial and office buildings	5,251	9,239	—	2,118	3,480

Construction	—	—	—	—	—

Land	24	45	—	27	26

Commercial and agricultural	—	7	—	195	120

Total	$18,423	$25,967	$—	$2,676	$18,458

	Impaired Loans For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Total:
One- to four-family mortgage – owner occupied	$5,121	$5,876	$—	$65	$5,819
Consumer	535	1,116	—	26	521
One- to four-family mortgage - nonowner-occupied	1,363	1,455	(7)	47	1,062
Multi-family mortgage	9,746	12,058	(205)	322	11,630
Nonresidential real estate mortgage – commercial and office buildings	7,131	11,239	(120)	2,189	6,877

Construction	—	—	—	—	—

Land	24	45	—	27	26

Commercial and agricultural	—	7	—	195	120

Total	$23,920	$31,796	$(332)	$2,871	$26,055

	Impaired Loans For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$40	$70	$(17)	$—	$33
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	476	485	(9)	14	238
Multi-family mortgage	4,266	4,754	(487)	119	5,375
Nonresidential real estate mortgage – commercial and office buildings	4,915	6,661	(562)	61	2,457

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—

Total	$9,697	$11,970	$(1,075)	$194	$8,103

	Impaired Loans For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$6,476	$7,353	$—	$96	$6,293
Consumer	508	1,168	—	40	254
One- to four-family mortgage - nonowner-occupied	285	403	—	2	260
Multi-family mortgage	9,247	12,923	—	230	7,865
Nonresidential real estate mortgage – commercial and office buildings	1,709	4,216	—	39	4,510

Construction	—	—	—	—	—

Land	28	49	—	—	14

Commercial and agricultural	240	249	—	13	120

Total	$18,493	$26,361	$—	$420	$19,316

	Impaired Loans For the year ended June 30, 2012
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)

Total:
One- to four-family mortgage – owner occupied	$6,516	$7,423	$(17)	$96	$6,326
Consumer	508	1,168	—	40	254
One- to four-family mortgage - nonowner-occupied	761	888	(9)	16	498
Multi-family mortgage	13,513	17,677	(487)	349	13,240
Nonresidential real estate mortgage – commercial and office buildings	6,624	10,877	(562)	100	6,967

Construction	—	—	—	—	—

Land	28	49	—	—	14

Commercial and agricultural	240	249	—	13	120

Total	$28,190	$38,331	$(1,075)	$614	$27,419

Impaired loans at June 30, 2013 include TDRs with a principal balance of $19.1 million and a recorded investment of $18.9 million. The Bank did not have any investments in subprime loans at June 30, 2013 or 2012. Impaired loans at June 30, 2012 include TDRs with a principal balance of $23.1 million and a recorded investment of $22.4 million.

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances when initially accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of this pronouncement. It limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

The Company acquired loans pursuant to the acquisition of the Integra branches in June 2010. The Company reviewed the loan portfolio at acquisition to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it will be unable to collect all amounts due according to the loan’s contractual terms. When both conditions existed, the Company accounted for each loan individually, considered expected prepayments, and estimated the amount and timing of discounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

Over the life of the loan, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased, and if so, the Company establishes a valuation allowance for the loan. Valuation allowances for acquired loans reflect only those losses incurred after acquisition; that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to our acquisition of the loans. For loans that are not accounted for as debt securities, the present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.

The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Balance, June 30, 2011	$1,276
Accretion	182
Balance, June 30, 2012	$1,094
Accretion	225
Balance, June 30, 2013	$869

NOTE 5 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at:

	June 30,
	2013	2012
	(In thousands)
One- to four-family residential	$71	$95
Multi-family	401	-
Land	347	340
Allowance for losses on real estate owned	(201)	(238)
	$618	$197

Activity in the allowance for losses on real estate owned is as follows:

	For the year ended June 30,
	(In thousands)
	2013	2012
Balance, beginning of period	$238	$201
Allowance for losses on real estate owned	105	47
Charged off upon sale of property	(142)	(10)
Balance, end of period	$201	$238

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30,
	(In thousands)
	2013	2012
Land and land improvements	$2,080	$2,080
Building and building improvements	5,774	5,721
Furniture and equipment	4,014	3,966
	11,868	11,767
Less: accumulated depreciation	5,194	4,705
	$6,674	$7,062

NOTE 7 – DEPOSITS

Deposits at June 30, 2013 and 2012 consist of the following:

	June 30, 2013		June 30, 2012
	(Dollars in thousands)
	Weighted Average Rate	Balance	Weighted Average Rate	Balance

Demand deposit accounts	0.09%	$126,950	0.25%	$119,383
Savings	0.21%	95,713	0.33%	80,023
Money market deposit accounts	0.17%	22,799	0.49%	36,212
Total demand and passbook deposits		245,462		235,618

Certificates of deposit:
Less than 12 months	0.41%	23,040	0.67%	28,568
12 months to 24 months	0.74%	78,422	1.19%	90,561
24 months to 36 months	1.45%	5,478	1.87%	5,990
More than 36 months	2.40%	26,638	2.77%	23,497
Individual retirement accounts	1.74%	42,203	2.23%	42,733

Total certificates of deposit		175,781		191,349

Total deposit accounts		$421,243		$426,967

Interest expense on deposits is as follows:

	For the years ended June 30
	2013	2012
	(Dollars in thousands)
NOW and money market accounts	$329	$596
Savings	316	275
Certificates of deposit	2,531	3,305
	$3,176	$4,176

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $65,086,000 and $90,004,000 at June 30, 2013 and 2012, respectively. Individual deposits with denominations of more than $250,000 are not federally insured.

Total non-interest bearing deposits were $62,592,000 and $57,771,000 at June 30, 2013 and 2012, respectively. Municipal deposits totaled $90,141,000 and $103,086,000 at June 30, 2013 and 2012, respectively.

Maturities of certificate accounts are as follows:

	June 30, 2013	June 30, 2012
	(In thousands)
One year or less	$87,349	$117,645
1 – 2 years	57,690	37,951
2 – 3 years	13,674	22,398
3 – 4 years	11,183	3,824
4 – 5 years	5,598	9,207
Over 5 years	287	324
Totals	$175,781	$191,349

NOTE 8 – GOODWILL AND ACQUISITION INTANGIBLES

On June 4, 2010 the Company completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A., located in Milan, Versailles, and Osgood, Indiana and a portfolio of selected loans originated by other offices of Integra Bank. This acquisition was consistent with the Bank’s strategy to strengthen and expand its Southeast Indiana market share. This transaction added $53.0 million in deposits and $45.9 million in loans. The deposits were purchased at a premium of 4.50%. As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,400,000 and goodwill of $2,522,000.

Goodwill

As permitted by current accounting rules, the Company completed its qualitative assessment to determine whether current events or changes in circumstances lead to a determination that it is more likely than not, as defined, that the fair value of the reporting unit is less than its carrying amount. Based upon the Company’s assessment, there was no such determination that the fair value of the reporting unit is less than its carrying amount. Accordingly, the Company did not apply the traditional two-step goodwill impairment test.

Intangible Assets

The Integra acquisition included a core deposit intangible asset of $1,400,000. Amortization expense for the years ended June 30, 2013 and 2012 totaled $180,000 and $158,000, respectively. Amortization of the core deposit intangible for future years is as follows (in thousands):

2014	$143
2015	118
2016	117
2017	117
2018	117
2019 and thereafter	78
$690

NOTE 9 – FAIR VALUES OF ASSETS AND LIABILITIES

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2013		2012
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$16,787	$16,787	$29,079	$29,079
Investment securities available for sale	32,013	32,013	21,275	21,275
Investment securities held to maturity	417	417	493	493
Mortgage-backed securities	170,117	170,117	124,621	124,621
Loans receivable and loans held for sale	254,995	253,472	283,547	280,244
Accrued interest receivable	1,636	1,636	1,722	1,722
Investment in FHLB stock	6,588	6,588	6,588	6,588

Financial liabilities:
Deposits	$421,243	$422,987	$426,967	$429,208
Accrued interest payable	29	29	41	41
FHLB advances	15,000	14,850	10,833	10,911
Off-balance sheet items	—	—	—	—

As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Pronouncements, ASC 820-10-50-2 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value methods and assumptions are set forth below for each type of financial instrument. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 2 securities include U.S. Government and agency mortgage-backed securities, U.S. Government agency bonds, municipal securities, and other real estate owned. If quoted market prices are not available, the Bank utilizes a third party vendor to calculate the fair value of its available for sale securities. The third party vendor uses quoted prices of securities with similar characteristics when available. If such quotes are not available, the third party vendor uses pricing models or discounted cash flow models with observable inputs to determine the fair value of these securities. For other real estate owned, the Bank utilizes appraisals obtained from independent third parties to determine fair value.

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2013:
Mortgage-backed securities	$170,117	$—	$170,117	$—
Municipal bonds	31,851	—	31,851	—
Other equity securities	162	162	—	—
June 30, 2012:
Mortgage-backed securities	$124,621	$—	$124,621	$—
Municipal bonds	21,148	—	21,148	—
Other equity securities	127	127	—	—

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2013:
Other real estate owned	$618	$—	$618	$—
Loans available for sale	417	—	417	—
Impaired loans	23,920	—	23,920	—
June 30, 2012:
Other real estate owned	$197	$—	$197	$—
Loans held for sale	393	—	393	—
Impaired loans	28,190	—	28,190	—

The adjustments to other real estate owned and impaired loans are based primarily on current appraisals of the real estate cash flow analysis or other observable market prices.

The following table presents fair value measurements for the Company’s financial instruments which are not recognized at fair value in the accompanying statements of financial position on a recurring or nonrecurring basis.

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2013:
Financial assets:
Cash and interest bearing deposits	$16,787	$16,787	$—	$—
Investment securities held to maturity	417	—	417	—
Loans receivable and loans held for sale	253,472	—	254,995	—
Accrued interest receivable	1,636	—	1,636	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	422,987	—	422,987	—
Accrued interest payable	29	—	29	—
FHLB advances	14,850	—	14,850	—

June 30, 2012:
Financial assets:
Cash and interest bearing deposits	$29,079	$29,079	$—	$—
Investment securities held to maturity	493	—	493	—
Loans receivable and loans held for sale	280,244	—	280,244	—
Accrued interest receivable	1,722	—	1,722	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	429,208	—	429,208	—
Accrued interest payable	41	—	41	—
FHLB advances	10,911	—	10,911	—

NOTE 10 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB held by the Bank and a blanket pledge agreement for qualifying first mortgage loans. The Bank had $15,000,000 and $10,833,000 in outstanding FHLB advances at June 30, 2013 and 2012, respectively. At June 30, 2013, the Bank had six outstanding advances from the FHLB totaling $10,000,000 at interest rates ranging from 0.63% to 2.63% and had outstanding borrowings under a line of credit agreement with the FHLB totaling $5,000,000. At June 30, 2012, the Bank had seven outstanding advances from the FHLB at interest rates ranging from 0.63% to 2.63%. The outstanding FHLB advances require monthly interest payments and mature at dates ranging from January 2015 through January 2022. The outstanding borrowings under the line of credit agreement were due in January 2014 but were fully repaid in July 2013. The weighted average interest rate on outstanding FHLB advances as of June 30, 2013 is 1.61%. Maturities of FHLB advances and outstanding borrowings under the line of credit agreement are as follows (in thousands):

2014	$5,000
2015	2,000
2016	1,000
2017	1,500
2018	2,000
Thereafter	3,500
Total	$15,000

NOTE 11 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2013 and 2012 totaled $140,000 and $124,000, respectively.

ESOP

As of June 30, 2013 and 2012, the ESOP owned 274,307 and 99,668 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to the participants. Additionally, as of June 30, 2013, the Company had committed to release from suspense 14,534 shares. The Company recognized compensation expense of $227,000 and $180,000 during the years ended June 30, 2013 and 2012, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released. The fair value of the unearned ESOP shares approximated $2,806,000 at June 30, 2013.

Contributions to the ESOP and shares released from the suspense account will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Participants become 100% vested in their accounts upon three years of service. Participants with less than three years of service are 0% vested in their accounts.

The original term loan, which bears interest at 7.75%, is payable in fifteen annual installments of $370,000 through December 31, 2020. An additional term loan resulting from the second step conversion bears interest at 3.25% and is payable in twenty annual installments of $107,000 through December 31, 2032. Shares purchased with the loan proceeds are initially pledged as collateral for the term loan and are held in a suspense account for future allocation to the ESOP participants. Each plan year, in addition to any discretionary contributions, the Company shall contribute cash to the ESOP to enable the ESOP to make its principal and interest payments under the term loan. Company contributions may be increased by any investment earnings attributable to such contributions and any cash dividends paid with respect to Company stock held by the ESOP.

Deferred Compensation

In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members. To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. During the year ended June 30, 2011, an additional insurance policy on a new director was purchased at a cost of $500,000. During the years ended June 30, 2013 and 2012, policies were increased to offset and recover existing benefit expenses. The cash surrender value of these policies was $13,228,000 and $10,010,000 at June 30, 2013 and 2012, respectively. The directors’ liability is accrued based on life expectancies, return on investment and a discount rate. For the officers, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as the beneficiary. Deferred compensation payments are funded by available assets in the secular trust. No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2014	$196,000
2015	196,000
2016	196,000
2017	120,000
2018	120,000
2019 and thereafter	397,000
$1,225,000

At June 30, 2013 and 2012, the Bank had accrued directors’ supplemental retirement expense of $1,221,000 and $1,265,000, respectively. Officers and directors supplemental retirement expense totaled $536,000 and $473,000 for the years ended June 30, 2013 and 2012, respectively.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. SERP expense totaled $6,000 and $6,000 for the years ended June 30, 2013 and 2012, respectively.

Employee Severance Compensation Plan

An Employee Severance Compensation Plan (Severance Plan) was established to provide eligible employees with severance benefits if a change in control of the Bank occurs causing involuntary termination of employment in a comparable position. Employees are eligible upon the completion of one year of service. Under the Severance Plan, eligible employees will be entitled to severance benefits ranging from one month of compensation, as defined in the plan, up to 199% of compensation. Such benefits are payable within five business days of termination of employment.

NOTE 12 – STOCK-BASED COMPENSATION

In November 2006, the Company adopted the United Community Bancorp 2006 Equity Incentive Plan (Equity Incentive Plan) for the issuance of restricted stock, incentive stock options and non-statutory stock options to employees, officers and directors of the Company. The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the Equity Incentive Plan is 381,648. Of the total shares available, 272,606 may be issued in connection with the exercise of stock options and 109,042 may be issued as restricted stock. The maximum number of shares of common stock that may be covered by options granted under the Equity Incentive Plan to any one person during any one calendar year is 68,151.

In December 2006, the Board of Directors of the Company authorized the funding of a trust that purchased 109,042 shares of the Company’s outstanding common stock to be used to fund restricted stock awards granted under the Equity Incentive Plan.

In December 2006, the Company granted restricted stock awards totaling 98,133 shares of common stock, incentive stock option awards totaling 144,242 shares of common stock and non-statutory stock option awards totaling 101,103 shares of common stock. These awards vested at 20% annually from January 2008 through January 2012.

During the year ended June 30, 2012, 18,208 restricted share awards and 45,524 stock options became fully vested. Total recognized compensation expense for the year ended June 30, 2012 was $48,000. Because all restricted share awards and stock options became fully vested during the year ended June 30, 2012, there is no related compensation expense recognized for the year ended June 30, 2013, nor is there any remaining unvested expense as of June 30, 2013 that will be recorded as expense in future periods.

Information related to stock options for the years ended June 30, 2013 and 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at June 30, 2011	227,626	$17.54
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2012	227,626	17.54
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2013	227,626	17.54	3.5 years

Exercisable at June 30, 2013	227,626	17.54	3.5 years

Fair value of options		$3.61

A summary of the status of unvested stock options for the years ended June 30, 2013 and 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at June 30, 2011	45,524	$3.61
Granted	—	—
Vested	(45,524)	3.61
Forfeited	—	—
Outstanding at June 30, 2012	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2013	—	$—

Information related to restricted stock grants for the years ended June 30, 2013 and 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at June 30, 2011	18,208	$17.54
Granted	—	—
Vested	(18,208)	(17.54)
Forfeited	—	—
Outstanding at June 30, 2012	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2013	—	$—

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid (refunded) during the period for:
Income taxes, net	$(102)	$128
Interest	$3,363	$4,294

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$(2,585)	$20
Transfers of loans to other real estate owned	$3,152	$594

NOTE 14 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2013 and 2012 was $16,000 and $16,000, respectively. Future minimum lease payments under these lease agreements are $10,000 for the year ending June 30, 2014.

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2013 and 2012 was $35,000 and $28,000, respectively. Future minimum lease payments under these lease agreements are $21,000 for the year ending June 30, 2014.

Loans

In the ordinary course of business, the Bank has various outstanding commitments to extend credit that are not reflected in the accompanying consolidated financial statements. These commitments involve elements of credit risk in excess of the amounts recognized in the balance sheet.

The Bank uses the same credit policies in making commitments for loans as it does for loans that have been disbursed and recorded in the consolidated balance sheet. The Bank generally requires collateral when it makes loan commitments, which generally consists of the right to receive first mortgages on improved or unimproved real estate when performance under the contract occurs.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some portions of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Certain of these commitments are for fixed-rate loans, and, therefore, their values are subject to market risk as well as credit risk. Generally, these commitments do not extend beyond 90 days.

At June 30, 2013 the Bank’s total commitment to extend credit at variable rates was $24,285,000. The amount of fixed-rate commitments was approximately $6.2 million at June 30, 2013. The fixed-rate loan commitments at June 30, 2013 have interest rates ranging from 2.75% to 9.25%. In addition, the Bank had $112,000 of letters of credit outstanding at June 30, 2013.

At June 30, 2012 the Bank’s total commitment to extend credit at variable rates was $29,144,000. The amount of fixed-rate commitments was approximately $911,000 at June 30, 2012. The fixed-rate loan commitments at June 30, 2012 have interest rates ranging from 2.88% to 3.88%. In addition, the Bank had $334,000 of letters of credit outstanding at June 30, 2012.

NOTE 15 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $3,397,000 and $3,481,000 at June 30, 2013 and 2012, respectively. All loans were current at June 30, 2013 and 2012.

The activity in loans to executive officers, directors and their affiliated companies are as follows:

	For the year ended June 30,
	2013	2012
	(In thousands)
Beginning balance	$3,481	$3,923
New loans	380	348
Payments on loans	(464)	(790)
Ending balance	$3,397	$3,481

Deposits from officers and directors and affiliates totaled $1,376,000 and $1,337,000 at June 30, 2013 and 2012, respectively.

NOTE 16 – REGULATORY CAPITAL

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulation involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action that, if undertaken, could have a direct material effect on the consolidated financial statements.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. In August 2013, the most recent regulatory notifications categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

On June 7, 2012, the Federal Reserve Board issued a final rule substantially amending the regulatory risk-based capital rules applicable to the Company and the Bank. The FDIC and the OCC subsequently approved a similar final rule on June 13, 2012. The final rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2013. The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period running through October 22, 2012.

In early July 2013, the Federal Reserve Board approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2013
Tier 1 capital to risk-weighted assets	$61,082	25.45%	$9,599	4%	$14,398	6%
Total capital to risk-weighted assets	64,112	26.72%	19,197	8%	23,997	10%
Tier 1 capital to adjusted total assets	61,082	12.07%	20,246	4%	25,307	5%
Tangible capital to adjusted total assets	61,082	12.07%	7,592	1.5%	NA	NA

June 30, 2012
Tier 1 capital to risk-weighted assets	$45,283	17.79%	$10,180	4%	$15,270	6%
Total capital to risk-weighted assets	48,476	19.05%	20,360	8%	25,451	10%
Tier 1 capital to adjusted total assets	45,283	9.24%	19,602	4%	24,502	5%
Tangible capital to adjusted total assets	45,283	9.24%	7,351	1.5%	NA	NA

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the parent company in payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As of June 30, 2013, the Bank has never paid dividends to the Company in excess of regulatory limits.

Reconciliation of GAAP equity to regulatory capital is as follows for the Bank:

	June 30,
	2013	2012
	(In thousands)
GAAP equity	$62,907	$49,961
Intangible assets, net	(3,212)	(3,393)
Unrealized (gain) loss on securities available for sale	2,077	(529)
Disallowed servicing rights (10%)	-	(54)
Disallowed deferred tax assets	(690)	(702)
Tier 1 capital	61,082	45,283
General allowance for loan losses	3,030	3,193
Tangible capital	$64,112	$48,476

NOTE 17 – INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	For the year ended June 30,
	2013	2012
	(In thousands)
Current tax expense:
Federal	$649	$813
State	127	114
	776	927

Deferred tax expense (benefit):
Federal	131	(162)
State	22	23
	153	(139)

	$929	$788

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2013 and 2012 are as follows:

	June 30,
	2013	2012
	(In thousands)
Deferred tax assets arising from:
Loan loss allowance	$2,092	$2,158
Reserve for loss on real estate owned	77	-
Vacation and bonus accrual	195	231
Supplemental retirement	444	362
Stock-based compensation	140	140
Charitable contributions	-	15
Acquisition-related expenses	147	159
State depreciation differences	58	65
Amortization of intangible assets	-	3
Yield adjustment for purchased loans and deposits	334	425
Nonaccrual interest	92	145
Reserve for loss on deposit accounts	35	52
AMT credit carryforward	408	5
Federal net operating loss carryforward	-	417
Unrealized loss in market value of investments	1,339	-
Post-retirement health care benefits	49	49
Total deferred tax assets	5,410	4,226

Deferred tax liabilities arising from:
Mortgage servicing rights	(220)	(206)
Depreciation	(263)	(348)
Deferred loan fees	(394)	(355)
Amortization of intangible assets	(29)	-
Unrealized gain in market value of investments	-	(313)
Total deferred tax liabilities	(906)	(1,222)

Net deferred tax asset	$4,504	$3,004

The rate reconciliation is as follows:

	For the year ended June 30,
	2013	2012
	(In thousands)

Federal income taxes at statutory rate	$1,189	$945
State taxes, net of federal benefit	106	98
Deferred tax adjustment for vested restricted shares	-	57
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on bank-owned life insurance	(136)	(109)
Non-deductible stock-based compensation	-	3
Tax exempt income	(229)	(243)
Other	(1)	37

	$929	$788

Retained earnings at June 30, 2013, and 2012, include approximately $749,000 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $255,000.

The Company accounts for uncertainty in tax positions under ASC 275-10-50-8. The Company had no unrecognized tax benefits as of June 30, 2013 and 2012. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2013 and 2012, and had no accrued interest and penalties on the balance sheet as of June 30, 2013 and 2012. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2009.

NOTE 18 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of the Company (parent company only) as of June 30, 2013 and 2012, and the results of its operations and cash flows for the fiscal years ended June 30, 2013 and 2012 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2013 and 2012

	2013	2012
ASSETS
Cash and cash equivalents	$7,170	$2,029
Securities available for sale – at estimated market value	162	127
Accrued interest receivable	80	67
Deferred income taxes	420	447
Prepaid expenses and other assets	3,170	2,382
Investment in United Community Bank	62,907	49,961

	$73,909	$55,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	366	25
Stockholders’ equity	73,543	54,988
	$73,909	$55,013

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2013 and 2012

	2013	2012
Interest income:
ESOP loan	$147	$145
Securities	8	8
Other income:
Equity in earnings of United Community Bank	2,722	2,118

Net revenue	2,877	2,271

Operating expenses:
Other operating expenses	374	364

Income before income taxes	2,503	1,907

Income tax benefit	(64)	(82)

Net income	$2,567	$1,989

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2013 and 2012

	2013	2012
Operating activities:
Net income	$2,567	$1,989

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of United Community Bank	(2,722)	(2,118)
Shares committed to be released	227	180
Amortization and expense of stock-based compensation plans	-	48
Deferred income taxes	14	(417)
Effects of change in assets and liabilities	(1,730)	240
	(1,644)	1,922

Investing activities:
Cash contributed to United Community Bank	(12,987)	-
Dividends received from United Community Bank	157	2,000
	(12,830)	2,000

Financing activities:
Proceeds from stock conversion	22,910	-
Cash contributed by United Community MHC	612	-
Common stock acquired by ESOP	(1,551)	-
Purchase of treasury stock	-	(31)
Dividends paid to stockholders	(2,356)	(1,364)
	19,615	(1,395)

Net increase in cash and cash equivalents	5,141	527
Cash and cash equivalents at beginning of year	2,029	1,502

Cash and cash equivalents at end of year	$7,170	$2,029

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2013 and 2012:

	For the year ended June 30, 2013
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$3,712	$3,847	$4,103	$4,225
Interest expense	712	747	889	1,003

Net interest income	3,000	3,100	3,214	3,222
Provision for (recovery of) loan losses	(651)	110	225	250
Net interest income after provision for (recovery of) loan losses	3,651	2,990	2,989	2,972

Other income	1,106	949	1,367	1,067
Other expense	3,381	3,427	3,370	3,417

Income before income taxes	1,376	512	986	622

Provision for income taxes	406	105	290	128

Net income	$970	$407	$696	$494

	For the year ended June 30, 2012
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$4,509	$4,290	$4,700	$4,687
Interest expense	1,054	1,025	1,057	1,152
Net interest income	3,455	3,265	3,643	3,535
Provision for loan losses	1,750	333	681	898

Net interest income after provision for loan losses	1,705	2,932	2,962	2,637

Other income	1,758	888	1,205	1,126
Other expense	3,090	3,056	3,141	3,149

Income before income taxes	373	764	1,026	614

Provision for income taxes	29	307	314	138

Net income	$344	$457	$712	$476

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Item 8 in this Annual Report on Form 10-K. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only Management’s report in this report.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s Board of Directors consists of nine members and is divided into three classes with three-year staggered terms, with one-third of the directors elected each year.

Information regarding the directors of the Company is set forth below. Unless otherwise stated, each individual has held his current occupation for the last five years. The age indicated for each individual is as of June 30, 2013.

Directors with Terms Ending in 2013

Eugene B. Seitz, II is an officer and co-owner of Seitz Agency, Inc., an insurance agency. Mr. Seitz also serves as Assistant Secretary of the Board of Directors. Mr. Seitz’s brother, George M. Seitz, also serves on the Board of Directors and Mr. Seitz’s cousin, James W. Kittle, is a Senior Vice President of Lending with United Community Bank. Age 56. Director since 1995 (including term as a director of Perpetual Federal Savings and Loan Association).

Mr. Seitz provides the Board with extensive marketing and operational knowledge through his experience as an officer and one of three owners of Seitz Agency, Inc., a long standing insurance agency in our local market. Mr. Seitz also has considerable management experience within the insurance industry and knowledge of the corporate governance practices necessary to guide management. Mr. Seitz’s experience in dealing with the insurance needs of the agency’s clients, his life-long residency and community involvement provide the Board with significant knowledge regarding the communities in which the Bank operates.

G. Michael Seitz is an officer and one of three shareholders of Seitz Agency, Inc., an insurance agency. Mr. Seitz also serves as Secretary of the Board of Directors. Mr. Seitz’s brother, Eugene B. Seitz, also serves on the Board of Directors and Mr. Seitz’s cousin, James W. Kittle, is a Senior Vice President of Lending with the Bank. Age 66. Director since 1971 (including term as a director of Progressive Federal Savings Bank).

As an officer and one of three shareholders of Seitz Agency, Inc., a long standing insurance agency in our local market, Mr. Seitz provides the Board with significant management, strategic and operational expertise. Through his role as an officer and co-owner Seitz Agency, Inc. Mr. Seitz provides the Board with essential knowledge and understanding of the local business environment. In addition, Mr. Seitz’s forty-one years of dedicated service on United Community Bank’s Board of Directors provides the Board with invaluable expertise and knowledge of United Community Bank’s business and its history.

Elmer G. McLaughlin has served as Executive Vice President and Chief Operating Officer of United Community Bancorp since its inception in 2006 and of United Community Bank since the merger of Perpetual Federal and Progressive Federal to form United Community Bank on April 12, 1999. Before the merger, Mr. McLaughlin served for nine years as President, and 19 years as a director, of Perpetual Federal Savings and Loan Association, and was Executive Vice President and head of Operations and senior loan officer of Perpetual Federal from 1978 until 1990. Mr. McLaughlin is the brother of W. Michael McLaughlin, a Senior Vice President of Operations at United Community Bank. Age 61. Director since 1980 (including term as a director of Perpetual Federal Savings and Loan Association).

As Executive Vice President and Chief Operating Officer, Mr. McLaughlin successfully assisted United Community Bank in its mutual holding company reorganization and navigated the various issues facing financial institutions and public companies during one of the most challenging economic periods in recent history. Mr. McLaughlin’s thirty-four years of experience as an employee and officer of United Community Bank provides the Board with valuable expertise and knowledge of all aspects of the business and its history. In addition, Mr. McLaughlin’s lifelong residency and community involvement in our area make him a vital part of our Board.

Directors with Terms Ending in 2014

William F. Ritzmann has served as President and Chief Executive Officer of United Community Bancorp since its inception in 2006 and of United Community Bank since the merger of Perpetual Federal and Progressive Federal to form United Community Bank on April 12, 1999. Before the merger, Mr. Ritzmann served for 23 years as director, President and Managing Officer of Progressive Federal Savings Bank. Age 65. Director since 1975 (including term as a director of Progressive Federal Savings Bank).

Ritzmann’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which United Community Bank serves affords the Board valuable insight regarding the business and operation of United Community Bank. Mr. Ritzmann’s knowledge of all aspects of United Community Bancorp’s and United Community Bank’s business and history, combined with his success and continued drive for responsible growth and excellence, over the past thirty-seven years, position him well to continue to serve as our President and Chief Executive Officer.

Robert J. Ewbank has been a partner in the Lawrenceburg, Indiana law firm of Ewbank & Kramer LLP since 1978. Age 64. Director since 1984 (including term as a director of Progressive Federal Savings Bank).

Mr. Ewbank’s legal experience as a partner of the firm Ewbank & Kramer LLP, affords the Board in-depth knowledge and understanding of the issues facing the Bank and the Company and the unique skills needed to guide the Company and its management effectively. Through Mr. Ewbank’s experience as owner of Ewbank Land Title Company, Mr. Ewbank also offers the Board management experience in the small firm setting and critical experience in real estate matters. In addition, with over twenty-eight years of service on the Board, Mr. Ewbank brings significant knowledge of the Company’s and the Bank’s business and history to the Board.

Richard C. Strzynski has been a self-employed certified public accountant in Aurora, Indiana, since 1979. Age 65. Director since 1993 (including term as a director of Progressive Federal Savings Bank).

Mr. Strzynski’s experience as a self -employed certified public accountant provides the Board with critical experience in accounting matters and understanding of business financial statements. In addition, Mr. Strzynski ’s familiarity with and participation in our local community through various community organizations has allowed him to develop strong ties to the community, providing the Board with valuable insight regarding the local business and consumer environment.

Directors with Terms Ending in 2015

Jerry W. Hacker served as the owner and President of Dee’s Delights, Inc., a wholesaler, manufacturer, importer and exporter of miniatures in North Bend, Ohio from 1983 until 2006. He is now retired. Age 70. Director since 1987 (including term as a director of Perpetual Federal Savings and Loan Association).

As the former owner and President of a wholesaler, manufacturer, importer and exporter of miniatures in North Bend, Ohio, Mr. Hacker provides the Board with essential business and management experience, as well as, valuable leadership capability. Mr. Hacker’s twenty-five years of service on the Board also provides the Board with substantial knowledge of the Company’s and United Community Bank’s business and history. In addition, Mr. Hacker’s continued involvement in community organizations and local matters is a vital component of a well-rounded board.

James D. Humphrey has served as the Judge of the Circuit Court of Dearborn and Ohio Counties, Indiana since January 1, 1999. Age 55. Director since 2011.

Mr. Humphrey’s legal experience, including his service as the Judge of the Circuit Court, provides the board with the legal knowledge necessary to assess issues facing the Board effectively. In addition, Mr. Humphrey’s involvement in community organizations and local political matters is a vital component of a well-rounded board.

Ralph B. Sprecher is Chairman of the Board. He previously was the Vice President of Midwest Operations for Joseph E. Seagram, a beverage distribution company, and is now retired. Age 72. Director since 1993 (including term as a director of Perpetual Federal Savings and Loan Association).

Mr. Sprecher has considerable management and operational experience through thirty-five years of business experience with Joseph E. Seagrams, including his role as Vice President of Midwest Operations. In addition, Mr. Sprecher provides valuable local community insight through his familiarity and participation in our community through various local organizations.

Executive Officers of United Community Bancorp and United Community Bank, who are not also Directors

Name	Age at June 30, 2013	Principal Position

James W. Kittle	55	Senior Vice President, Lending

Vicki A. March, CPA	57	Senior Vice President, Chief Financial Officer and Treasurer

W. Michael McLaughlin	54	Senior Vice President, Operations

Unless otherwise noted, all officers have held the position described below for at least the past five years.

James W. Kittle has served as Senior Vice President, Lending of the Bank since 1980, including with Progressive Federal Savings Bank prior to the merger.

Vicki A. March has served as Chief Financial Officer, Treasurer and Senior Vice President, Finance of the Bank, since 1999 and for United Community Bancorp since its inception in March 2006. Ms. March previously served as Treasurer of the Bank from 1980 to 1999, including with Progressive Federal Savings Bank prior to the merger.

W. Michael McLaughlin has served as Senior Vice President, Operations of the Bank since 1983, including with Perpetual Federal prior to the merger.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in United Community Bancorp common stock during the year ended June 30, 2013.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors, executive officers and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics and Business Conduct. A copy of the code of ethics is available, without charge, upon written request to c/o Corporate Secretary, 92 Walnut Street, Lawrenceburg, Indiana 47025.

Corporate Governance

The following table identifies our standing committees and their members as of June 30, 2013. All members of each committee are independent in accordance with the listing standards of the NASDAQ Stock Market.

Director	Audit Committee	Nominating and Corporate Governance Committee	Compensation Committee
Ralph B. Sprecher	X		X*
Jerry W. Hacker		X	X
James D. Humphrey	X	X
Eugene B. Seitz, II	X	X*	X
Richard C. Strzynski	X*	X	X
Number of Meetings in Fiscal 2013	13	3	6

* Chairman

Audit Committee

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee is responsible for reviewing the following: the integrity of the financial reports and other financial information provided by the Company to any governmental body or the public, including any certification, report, opinion or review performed by the Company’s independent registered public accounting firm; the Company’s compliance with legal and regulatory requirements; the independent registered public accounting firm’s qualifications and independence; the performance of the Company’s internal audit functions, its independent registered public accounting firm and system of internal controls and disclosure procedures regarding finance, accounting, legal compliance and ethics that management and the Board has established; the Company’s auditing, accounting and financial reporting processes generally; and the preparation of information required by the Securities and Exchange Commission rules to be included in the Company’s annual proxy statement. The Audit Committee meets periodically with the independent registered public accountants and management to review accounting, auditing, internal control structure and financial reporting matters. The Board of Directors has determined that Mr. Strzynski is an audit committee financial expert under the rules of the SEC. The Audit Committee acts under a written charter adopted by the Board of Directors, a copy of which is available free of charge within the Investor Relations portion of our website at www.bankucb.com, and is available in print to any shareholder who requests a copy.

Compensation Committee

The Compensation Committee is responsible for all matters regarding the Company’s and the Bank’s employee compensation and benefit programs. The Compensation Committee operates under a written charter, a copy of which is available free of charge within the Investor Relations portion of our website at www.bankucb.com, and is available in print to any shareholder who requests a copy.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee takes a leadership role in shaping governance policies and practices, including recommending to the Board of Directors the corporate governance policies and guidelines applicable to United Community and monitoring compliance with these policies and guidelines. In addition, the Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become Board members and recommending to the Board the director nominees for election at the next annual meeting of stockholders. It leads the Board in its annual review of the Board’s performance and recommends director candidates for each committee for appointment by the Board. The Nominating and Corporate Governance Committee acts under a written charter adopted by the Board of Directors, a copy of which is available free of charge within the Investor Relations portion of our website at www.bankucb.com, and is available in print to any shareholder who requests a copy.

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for the chief executive officer and the two other most highly compensated executive officers during the year ended June 30, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)(2)	Total ($)

William F. Ritzmann	2013	181,330	21,469	—	—	6,000	24,084	232,883
President and	2012	177,054	7,849	—	—	6,000	247,691	438,594
Chief Executive Officer

Elmer G. McLaughlin	2013	132,976	19,082	—	—	—	93,751	245,809
Executive Vice President,	2012	130,638	7,092	—	—	—	169,119	306,849
Chief Operating Officer
and Corporate Secretary

Vicki A. March	2013	100,759	15,456	—	—	—	69,152	185,367
Senior Vice President,	2012	98,427	6,580	—	—	—	75,210	180,217
Chief Financial Officer and
Treasurer

(1)	Reflects amounts earned under the cash profit-sharing plan and the cash bonus program.
(2)	Details of the amounts reported in the “All Other Compensation” column are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each named executive officer:

Item	William F. Ritzmann	Elmer G. McLaughlin	Vicki A. March

Employer matching contribution to 401(k) plan	$8,625	$660	$8,549
Market value of allocations under the employee stock ownership plan	13,594	14,479	10,614
Value of insurance premiums under endorsement method split-dollar life insurance arrangement	1,865	2,168	1,397
Dividends paid on stock awards	-	-	-
Contributions to Executive Supplemental Retirement Income Agreement Trust (“SRIAT”)	-	42,649	28,875
Tax indemnification payment for income recognized on contributions to SRIAT	-	33,795	19,717
Total	$24,084	$93,751	$69,157

Employment Agreements

United Community Bancorp and the Bank are both parties to substantially similar employment agreements with Messrs. Ritzmann, McLaughlin and Kittle. The employment agreements with Messrs. Ritzmann and McLaughlin each provide for a three-year term, and the employment agreement with Mr. Kittle has a two-year term. The employment agreements may be renewed on an annual basis by the respective Boards of Directors. The agreements provide for base salaries, which for 2013 were $179,830, $131,976 and $99,759 for Messrs. Ritzmann, McLaughlin and Kittle, respectively. In addition to base salary, the employment agreements provide for, among other things, participation in stock-based benefit plans, retirement plans and fringe benefits.

United Community Bancorp or the Bank will pay or reimburse the executive for reasonable costs and legal fees resulting from any dispute or question of interpretation relating to his employment agreement, provided the executive is successful on the merits in a legal judgment, arbitration or settlement. The employment agreements also provide that United Community Bancorp or the Bank will indemnify the executives to the fullest extent legally allowable. For Messrs. Ritzmann and McLaughlin, amounts due under the employment agreements may be paid by either United Community Bancorp or the Bank, as appropriate, but they will not receive duplicative payments under both agreements.

The employment agreements provide Messrs. Ritzmann, McLaughlin and Kittle with certain severance payments and benefits continuation upon termination of employment. The employment agreements provide that United Community Bancorp or the Bank may terminate an executive’s employment for cause, as described in the employment agreements, at any time, with no further benefits payable following such termination. If United Community Bancorp or the Bank terminates an executive’s employment for reasons other than for death, cause or in connection with a change in control, the executive or, upon his death, his beneficiary, will receive a payment equivalent to his base salary for the remaining term of the agreement, plus the value of the cash bonus paid to the executive during the 12-month period preceding termination of employment. The executive will also receive continued health, life, disability and other benefits through the earlier of the agreement expiration date or coverage by another employer. Upon the executive’s death during the agreement term, the agreement will automatically expire and the executive’s estate will receive the salary the executive would have received through the last day of the third month following the month in which he died.

The employment agreements provide that if the executive voluntarily terminates employment without written consent of United Community Bancorp or the Bank, other than with “good reason” in connection with a change in control, as defined in the agreement, the executive shall not engage in competition with United Community Bancorp or the Bank within Dearborn County or within 30 miles of the principal business of United Community Bancorp or the Bank.

Upon the executive’s involuntary termination or constructive termination (i.e., a voluntary termination with “good reason,” under circumstances described in the agreement) within one year following a change in control, the executive will receive an amount equal to the product of 2.99 and the executive’s “base amount,” as defined under Internal Revenue Code Section 280G. Under Internal Revenue Code Section 280G, the base amount equals the executive’s average annual taxable compensation over the five taxable years preceding the year in which the change in control occurs. The executive will also receive continued coverage under all health, life, disability and other benefit plans until the earlier of the expiration of the agreement term or the date the executive becomes covered under another employer’s benefit plans.

Internal Revenue Code Section 280G provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer may not deduct the payments in excess of the base amount. The employment agreements limit payments made to the executives in connection with a change in control to amounts that will not exceed the limits imposed by Section 280G.

Supplemental Executive Retirement Plan

The Bank maintains a supplemental executive retirement plan which provides participants with retirement benefits that cannot be provided under the 401(k) Plan and/or the ESOP as a result of limitations imposed by the Internal Revenue Code, but that would have been provided under the plans, but for the Internal Revenue Code limitations. In addition to providing benefits that would otherwise be lost as a result of the Internal Revenue Code limitations on tax-qualified plans, the supplemental executive retirement plan also provides supplemental benefits upon a change in control before the scheduled repayment of the ESOP loan. Messrs. Ritzmann and McLaughlin currently participate in the supplemental executive retirement plan.

Executive Supplemental Retirement Income Agreements

The Company has entered into Executive Supplemental Retirement Income Agreements with our Chief Executive Officer, Chief Operating Officer, Senior Vice President of Lending, Senior Vice President of Operations, and Chief Financial Officer for the purpose of providing each executive with additional compensation for 180 months following the executive’s retirement or other termination of service. The Bank established an irrevocable trust in connection with each arrangement. The trusts are funded with contributions from the Bank for the purpose of meeting the Bank’s obligations under the Executive Supplemental Retirement Income Agreements. The respective trust assets are beneficially owned by each individual with an Executive Supplemental Retirement Income Agreement and, thus, each individual recognizes taxable income with respect to contributions made to the trust. The Bank reimburses the executives each year for income taxes paid by the executives with respect to trust contributions. Earnings on the trust’s assets are taxable to those individuals who maintain an Executive Supplemental Retirement Income Agreement with the Bank.

The Executive Supplemental Retirement Income Agreements require each executive to adhere to a non-competition agreement following termination of employment. In the event our executive breaches the non-competition agreement all payments under the Executive Supplemental Retirement Income Agreement will cease.

Director Compensation

The following table sets forth the compensation paid to our non-employee directors for their board service during fiscal 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert J. Ewbank	$25,000	$-	$-	$-	$25,000
Jerry W. Hacker	25,000	-	-	-	25,000
James D. Humphrey	25,000	-	-	-	25,000
Eugene B. Seitz, II	28,000	-	-	-	28,000
G. Michael Seitz	28,500	-	-	-	28,500
Ralph B. Sprecher	29,900	-	-	-	29,900
Richard C. Strzynski	25,000	-	-	-	25,000

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that were paid to our non-employee directors for their service on the Boards of Directors of United Community Bancorp and United Community Bank during fiscal 2013. Additionally, Mr. Sprecher will receive $4,900 annually for his service as Chairman of the Board, Mr. G. Michael Seitz will receive $3,500 annually for his service as Secretary of the Board and Mr. Eugene Seitz will receive $3,000 annually for his service as Assistant Secretary of the Board. Directors do not receive any fees for their service on the Board of Directors of United Community MHC. Employee directors do not receive any retainers or fees for their services on the Boards of Directors.

Annual retainer for United Community Bancorp.	$5,000

Annual retainer for United Community Bank	$14,800

Annual fee for service on committees of United Community Bank	$5,200

Directors Retirement Plan. The Bank sponsors a directors retirement plan for the purpose of providing eligible directors with a cash benefit upon retirement. Under the plan, a non-employee director who has completed at least three years of service with the Bank and has attained the designated “benefit age” (ranging from age 72 years to age 80 years and 9 months) set forth in an individual agreement under the plan will receive a retirement benefit of $20,000 per year for ten years, payable in monthly installments. A participating director may also receive an early retirement benefit upon termination of service following completion of at least three years of participation in the plan and attainment of age 65. The early retirement benefit equals $10,000 per year for ten years upon retirement after age 65 but before age 68, or $15,000 per year for ten years upon retirement after age 68 but before the designated benefit age. Upon the death of a director who has begun receiving benefits under the plan, the Bank will pay any remaining benefits to the director’s designated beneficiary. If the director dies while still in service as a director of the Bank, the Bank will pay the director’s beneficiary the survivor benefit set forth in the director’s individual joinder agreement under the plan. Upon termination of service in connection with a change in control, a participating director becomes entitled to the same retirement benefit the director would have received if he remained in service until reaching his designated benefit age, payable over a ten-year period. The plan also provides that the Board may approve a disability benefit equal to the actuarially-determined annuitized value of a director’s benefit under the plan upon a termination of service due to disability. In addition to the above benefits, the plan provides the director’s beneficiary with a separate lump sum benefit of $10,000 for the payment of funeral expenses. In consideration for the benefits provided under the plan and outlined above, participating directors agree not to engage in certain competitive business activities while serving on the board or following termination of service for reasons other than a change in control. No benefits are payable under the plan upon a termination of service for cause. Directors G. Michael Seitz, Sprecher, Hacker, Strzynski, Ewbank, Eugene B. Seitz and Humphrey currently participate in the plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

(a)      The following table provides information as of June 30, 2013 about the persons and entities known to United Community Bancorp to be the beneficial owners of more than 5% of United Community Bancorp’s outstanding common stock. A person or entity may be considered to beneficially own any shares of common stock over which the person or entity has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding (1)
United Community Bank Employee . Stock Ownership Plan 92 Walnut Street Lawrenceburg, Indiana 47025	403,392	7.83%

(1)	Based on 5,149,564 shares of United Community Bancorp’s common stock outstanding and entitled to vote as of June 30, 2013.

(b)      The following table provides information as of June 30, 2013 about the shares of United Community Bancorp common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table, and all directors and executive officers of United Community Bancorp as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.

Name	Number of Shares Owned (1)		Options Exercisable Within 60 Days	Percent of Common Stock Outstanding (2)
William F. Ritzmann	55,765	(3)	43,616	1.84%
Ralph B. Sprecher	23,142	(4)	8,178	*
Robert J. Ewbank	48,634	(5)	8,178	1.1
Jerry W. Hacker	22,988	(6)	8,178	*
James D. Humphrey	1,000		—	*
Vicki A. March	30,513	(7)	23,171	1.03
Elmer G. McLaughlin	57,795	(8)	32,712	1.75
G. Michael Seitz	27,526		8,178	*
Eugene B. Seitz, II	23,842	(9)	8,178	*
Richard C. Strzynski	14,380		8,178	*
All directors and executive officers as a group (12 persons)	363,174		194,909	10.4

*	Less than 1.0%.
(1)

Includes shares held in the reporting person’s 401(k) Plan account as follows: Mr. Ritzmann, 10,704 shares, and Mr. Elmer G. McLaughlin, 34,916 shares. These amounts reflect ownership units in the employer stock fund of the 401(k) Plan, which consists of both issuer stock and a reserve of cash. The actual number of shares held by the individual may vary when such units are actually converted into shares upon distribution of the units to the individual.

(2)	Based on 5,149,564 shares of the Company’s common stock outstanding and entitled to vote as of June 30, 2013.
(3)	Includes 12,841 shares held in Mr. Ritzmann’s individual retirement account and 8,632 shares allocated to Mr. Ritzmann’s account under the ESOP.
(4)	Includes 15,146 shares held in Mr. Sprecher’s individual retirement account and 125 shares held by his spouse.
(5)	Includes 3,483 shares held by Mr. Ewbank’s spouse, 12,500 shares held by his IRA and 19,521 shares held by one corporation controlled by Mr. Ewbank. Also includes 19,521 shares pledged as security.
(6)	Includes 5,915 shares held in Mr. Hacker’s individual retirement account and 3,943 shares held in Mr. Hacker’s spouse’s individual retirement account.
(7)	Includes 5,985 shares allocated to Ms. March’s account under the ESOP.
(8)	Includes 8,400 shares allocated to Mr. McLaughlin’s account under the ESOP. Also includes 14,479 shares pledged as security.
(9)	Includes 3,838 shares held in Mr. Seitz’s individual retirement account and includes 3,286, 3,286 and 3,286 shares, respectively, held in three custodian accounts for Mr. Seitz’s children. Also includes 10,146 shares pledged as security.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans

The Company has adopted the 2006 Equity Incentive Plan, pursuant to which equity may be awarded to participants. The plan was approved by stockholders. The following table sets forth certain information with respect to the Company’s equity compensation plan as of June 30, 2013.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	227,626	$17.54	-
Equity compensation plans not approved by security holders	-	-	-
Total (1)	227,626	$17.54	-

(1)	The 2006 Equity Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans by United Community Bancorp to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by United Community Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. United Community Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made pursuant to programs generally available to all employees. Notwithstanding this rule, federal regulations permit United Community Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

Pursuant to the Audit Committee Charter, the Audit Committee periodically reviews for approval all of the Company’s and United Community Bank’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved. In accordance with banking regulations and its policy, the Board of Directors also reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Bank’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Bank’s Code of Ethics and Business Conduct, all executive officers and directors of the Bank must disclose any existing or potential conflicts of interest to the Chief Executive Officer of the Bank. Such potential conflicts of interest include, but are not limited to, the following: (i) the Bank conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (ii) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with the Bank.

The aggregate amount of loans granted by United Community Bank to its executive officers and directors was $3.4 million at, June 30, 2013, or approximately 4.8% of stockholders’ equity. These loans were performing according to their original terms at June 30, 2013. United Community Bank has an employee loan program whereby employees, including executive officers, and directors, may obtain loans with preferential interest rates compared to those prevailing at the time for comparable loans with persons not related to United Community Bank. The following information is furnished for outstanding loans made by United Community Bank to related persons (directors, executive officers and their immediate family members) under the United Community Bank employee loan program as of June 30, 2013:

Name	Largest Aggregate Principal Outstanding for 2013 ($)	Principal Outstanding at June 30, 2013 ($)	Principal Paid During 2013 ($)	Interest Paid During 2013 ($)	Interest Rate Payable (%)

William F. Ritzmann
President and	89,892	89,892	-	739	0.583
Chief Executive Officer	110,737	105,054	5,683	994	0.635
Total		194,946
Matthew P. Ritzmann
Son of William F. Ritzmann and	300,303	274,400	25,903	8,688	2.836
employee of United Community	259,206	-	259,206	2,355	0.787
Bank	19,705	-	19,705	731	2.608
	360,000	360,000	(360,000)	130	1.623
Total		634,400
Ralph B. Sprecher
Chairman of the Board	353,854	343,465	10,389	4,985	1.159
Total		343,465

	80,378	68,559	11,819	3,971	5.250
Robert J. Ewbank	198,243	189,050	9,193	2,777	1.150
Director	217,188	204,566	12,622	12,367	6.000
	37,576	37,576	(3,833)	439	1.083
Total		499,751
Elmer G. McLaughlin
Executive Vice President and	99,596	94,853	4,743	920	0.893
Chief Operating Officer	99,000	99,000	-	737	0.583
Total		193,853
Eugene B. Seitz, II	161,226	154,713	6,513	2,287	1.381
Director	53,061	52,687	374	701	1.083
Total		207,400
	85,084	79,868	5,216	772	0.836
James W. Kittle	21,098	13,067	8,031	333	1.659
Senior Vice President	91,966	91,966	(11,321)	726	0.583
Total		184,901

	84,049	68,551	15,498	702	0.881
W. Michael McLaughlin	58,776	56,430	2,346	453	0.583
Senior Vice President	48,486	42,174	(1,301)	361	0.583
Total		167,155
Brenda Wheat
Stepdaughter of Elmer G.
McLaughlin	334,701	323,917	10,784	3,016	0.820
	14,665	12,337	(3,859)	353	2.583
Total		336,254
Jerry W. Hacker
Director	509,219	478,208	31,011	31,005	6.000
Total		478,208
Richard C. Strzynski	4,423	-	4,423	20	1.536
Director	23,570	18,068	5,502	282	1.083
Total		18,068
James D. Humphrey	80,759	67,916	12,843	4,121	5.500
	73,882	70,632	2,113	1,667	2.083
Total		138,548
Total for all executive officers, directors and related persons		$3,396,949

Other Transactions. Ewbank & Kramer LLP of Lawrenceburg, Indiana, of which Robert J. Ewbank is a partner, performs legal services for the Bank. Mr. Ewbank is also President and owner of Ewbank Land Title, Inc., which performs title searches and provides title insurance for loans that the Bank originates. Mr. Ewbank’s wife is the owner of Working Environments, Inc., which provides the Bank with interior design and decorating services for its offices. In fiscal 2013, the United Community Bank paid $54,000 in legal fees to Ewbank & Kramer LLP and $7,000 to Working Environments, Inc. for interior design and decorating services including furnishings for United Community Bank’s offices. Ewbank Land and Title, Inc. performs title search services and provides title insurance for some of United Community Bank’s real estate loans. The cost of these services is primarily the responsibility of United Community Bank’s borrowers, with the fees being collected by United Community Bank from the borrower when a loan is closed. In fiscal 2013, the amount of fees paid for such services to Ewbank Land and Title, Inc. was $420,000, of which United Community Bank paid $34,600. We believe that the fees paid to Ewbank & Kramer LLP, Ewbank Land Title, Inc. and Working Environments, Inc. were based on normal terms and conditions as would apply to unaffiliated clients of those firms. During the fiscal 2013, United Community Bank made payments of approximately $154,000 to the Seitz Insurance Agency, an insurance agency of which G. Michael Seitz and Eugene B. Seitz, both directors of United Community Bank and United Community Bancorp, are officers and co-owners, for insurance coverage provided by third-party insurance companies and of such amount the Seitz Insurance Agency retained approximately $22,000 as commissions for its services. There are no other transactions or series of similar transactions between United Community Bank and any director or executive officer in which the amount involved exceeds $120,000 since the beginning of United Community Bank’s last fiscal year, or which are currently proposed.

Director Independence

The United Community Bancorp’s Board of Directors currently consists of nine members, each of whom are “independent” under the listing standards of the NASDAQ Stock Market, except for William F. Ritzmann, the President and Chief Executive Officer of the Company and United Community Bank, Elmer G. McLaughlin, the Executive Vice President, Chief Operating Officer and Corporate Secretary of the Company and United Community Bank, Robert J. Ewbank and G. Michael Seitz. In determining the independence of its directors, the Board considered transactions, relationships or arrangements between the Company, United Community Bank and its directors that were required to be disclosed in Item 13 of this Annual Report on Form 10-K. The Board also considered transactions, relationships or arrangements between the Company, United Community Bank and its directors that were not required to be disclosed in Item 13 of this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for the fiscal years ended June 30, 2013 and 2012 by Clark, Schaefer, Hackett & Co.:

	2013	2012
Audit fees(1)	$260,465	$310,385
Audit related fees(2)	—	—
Tax fees(3)	21,520	16,060
All other fees (4)	104,225	113,410

(1)	Consists of fees for professional services rendered in 2013 and 2012 for the audit of the consolidated financial statements and the review of the financial statements included in Quarterly Reports on Form 10-Q. Fees for 2012 include review of consolidated financial statements included in the restated Annual Report on Form 10-K/A for the year ended June 30, 2011 and the restated Quarterly Report on Form 10-Q/A for the period ended December 31, 2011, both of which occurred during the fiscal year ended June 30, 2012.
(2)	For 2013 and 2012, consists of an information systems review for audit purposes.
(3)	For both 2013 and 2012, consists of fees for tax return preparation, planning and tax advice.
(4)	For 2013 and 2012, consists of consulting fees related to regulatory and accounting matters and services related to the stock offering.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

During the year ended June 30, 2013, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2013 and 2012

Consolidated Statements of Income for the Years Ended June 30, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of United Community Bancorp (1)

3.2	Bylaws of United Community Bancorp (1)

4.1	Specimen Stock Certificate of United Community Bancorp (1)

10.1	Amended and Restated United Community Bank Employee Severance Compensation Plan*(1)

10.2	Amended and Restated United Community Bank Supplemental Executive Retirement Plan*(1)

10.3	Amended and Restated Employment Agreement between United Community Bancorp and Certain Executive Officers*(1)

10.4	Employment Agreement between United Community Bank and Certain Executive Officers*(1)

10.5	United Community Bank Directors Retirement Plan*(1)

10.6	First Amendment to the United Community Bank Directors’ Retirement Plan (1)

10.7	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto*(1)

10.8	First Amendment to the United Community Bank Executive Supplemental Retirement Income Agreement (1)

10.9	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements*(1)

10.10	United Community Bancorp 2006 Equity Incentive Plan (1)

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101**	The following materials from United Community Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2013 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement.
**	Furnished, not filed
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on March 15, 2011 (File No. 333-172827).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 27, 2013	By:	/s/ William F. Ritzman
William F. Ritzmann
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William F. Ritzmann	September 27, 2013
William F. Ritzmann
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Vicki A. March	September 27, 2013
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Ralph B. Sprecher	September 27, 2013
Ralph B. Sprecher
Chairman of the Board

/s/ Robert J. Ewbank	September 27, 2013
Robert J. Ewbank
Director

/s/ Jerry W. Hacker	September 27, 2013
Jerry W. Hacker
Director

/s/ Elmer G. McLaughlin	September 27, 2013
Elmer G. McLaughlin
Chief Operating Officer and Director

/s/ George M. Seitz	September 27, 2013
George M. Seitz
Director

/s/ Eugene B. Seitz	September 27, 2013
Eugene B. Seitz
Director

/s/ Richard C. Strzynski	September 27, 2013
Richard C. Strzynski
Director

/s/ James D. Humphrey	September 27, 2013
James D. Humphrey
Director

