Form 10-Q
period 2013-09-30
United Community Bancorp
filed 2013-11-14
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-54876

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

As of November 8, 2013, there were 5,149,564 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	September 30, 2013	June 30, 2013
Assets

Cash and due from banks	$2,149	$2,716
Interest-earning deposits in other financial institutions	14,490	14,071
Cash and cash equivalents	16,639	16,787

Investment securities:
Securities available for sale - at estimated market value	33,174	32,013
Securities held to maturity - at amortized cost	393	417
Mortgage-backed securities available for sale - at estimated market value	175,261	170,117

Loans receivable, net	247,202	254,578
Loans available for sale	83	417

Property and equipment, net	6,585	6,674
Federal Home Loan Bank stock, at cost	6,588	6,588
Accrued interest receivable:
Loans	952	906
Investments and mortgage-backed securities	807	730
Other real estate owned, net	613	618
Cash surrender value of life insurance policies	13,336	13,228
Deferred income taxes	5,014	4,504
Prepaid expenses and other assets	1,631	1,842
Goodwill	2,522	2,522
Intangible asset	651	690
Total assets	511,451	512,631

Liabilities and Stockholders' Equity

Deposits	$424,831	$421,243
Advances from FHLB	10,000	15,000
Accrued interest on deposits	18	22
Accrued interest on FHLB advance	7	7
Advances from borrowers for payment of insurance and taxes	332	223
Accrued expenses and other liabilities	2,884	2,593
Total liabilities	438,072	439,088

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at September 30, 2013 and June 30, 2013; 5,149,564 shares outstanding at September 30, 2013 and June 30, 2013	51	51
Additional paid-in capital	51,859	51,882
Retained earnings	27,869	27,371
Less shares purchased for stock plans	(3,552)	(3,648)
Accumulated other comprehensive income:
Unrealized losses on securities available for sale, net of income taxes	(2,848)	(2,113)

Total stockholders' equity	73,379	73,543

Total liabilities and stockholders' equity	$511,451	$512,631

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except share amounts)

	For the Three Months Ended
	September 30,
(In thousands, except per share data)	2013	2012

Interest income:
Loans	$3,097	$3,450
Investments and mortgage-backed securities	662	775
Total interest income	3,759	4,225
Interest expense:
Deposits	705	956
Borrowed funds	43	47
Total interest expense	748	1,003

Net interest income	3,011	3,222

Provision for (recovery of) loan losses	(442)	250

Net interest income after provision for (recovery of) loan losses	3,453	2,972

Other income:
Service charges	651	621
Gain on sale of loans	87	248
Gain (loss) on sale of other real estate owned	(1)	7
Gain on sale of fixed assets	136	-
Income from bank owned life insurance	108	135
Other	71	56
Total other income	1,052	1,067

Other expense:
Compensation and employee benefits	1,803	1,809
Premises and occupancy expense	304	339
Deposit insurance premium	97	177
Advertising expense	106	96
Data processing expense	406	373
Provision for loss on real estate owned	1	9
Intangible amortization	39	40
Professional fees	289	302
Other operating expenses	403	272
Total other expense	3,448	3,417

Income before income taxes	1,057	622

Income tax provision	295	128

Net income	$762	$494

Basic and diluted earnings per share	$0.16	$0.10

See accompanying notes to the consolidated financial statements.

2

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(In thousands)

	For the Three Months Ended
	September 30,
	2013	2012

Net income	$762	$494

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	(735)	633

Reclassification adjustment for gains on securities available for sale included in income	-	-

Total comprehensive income	$27	$1,127

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
(In thousands)	2013	2012
Operating activities:
Net income	$762	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103	131
Provision for (recovery of) loan losses	(442)	250
Deferred loan origination costs	(5)	(36)
Amortization of premium on investments	1,048	681
Proceeds from sale of loans	7,639	6,378
Loans disbursed for sale in the secondary market	(7,218)	(6,539)
Gain on sale of loans	(87)	(248)
Amortization of intangible asset	39	40
Amortization of acquisition-related loan yield adjustment	162	(61)
Amortization of acquisition-related credit risk adjustment	(257)	-
Amortization of acquisition-related CD yield adjustment	-	(4)
Gain on sale of fixed assets	(136)	-
Provision for loss on real estate owned	1	9
(Gain) loss on sale of other real estate owned	1	(7)
Increase(decrease) in cash surrender value of life insurance	(108)	(135)
ESOP shares committed to be released	-	42
Stock-based compensation expense	74	-
Deferred income taxes	(63)	110
Effects of change in operating assets and liabilities:
Accrued interest receivable	(123)	(169)
Prepaid expenses and other assets	278	326
Accrued interest	(4)	(2)
Accrued expenses and other	293	(111)

Net cash provided by operating activities	1,957	1,149

Investing activities:
Proceeds from sale of available for sale investment securities	45	-
Proceeds from maturity of held to maturity securities	24	22
Proceeds from repayment of mortgage-backed securities available for sale	11,155	6,506
Proceeds from sale of fixed assets	425	-
Proceeds from sale of other real estate owned	3	41
Purchases of available for sale investment securities	(1,534)	(3,934)
Purchases of mortgage-backed securities available for sale	(18,226)	(17,274)
Net decrease (increase) in loans	7,918	10,325
Purchase of bank owned life insurance	-	182
Capital expenditures	(303)	(12)

Net cash used in investing activities	(493)	(4,144)

Financing activities:
Net increase (decrease) in deposits	3,588	6,096
Repayments of Federal Home Loan Bank advances	(5,000)	(250)
Dividends paid to stockholders	(309)	(862)
Net increase (decreases) in advances from borrowers for payment of insurance and taxes	109	203

Net cash provided by (used in) financing activities	(1,612)	5,187

Net increase (decrease) in cash and cash equivalents	(148)	2,192

Cash and cash equivalents at beginning of period	16,787	29,079

Cash and cash equivalents at end of period	$16,639	$31,271

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION- United Community Bancorp, a federal corporation (“old United Community Bancorp”) completed its previously announced conversion from the mutual holding company form of organization to the stock holding company form on January 9, 2013. As a result of the conversion, United Community Bancorp, an Indiana corporation (“United Community Bancorp” or “Company”), became the holding company for United Community Bank (“Bank”), and United Community MHC and old United Community Bancorp, ceased to exist. As part of the conversion, all outstanding shares of old United Community Bancorp common stock (other than those owned by United Community MHC) were converted into the right to receive 0.6573 of a share of United Community Bancorp common stock.

The information in this report for periods prior to the conversion date of January 9, 2013 refers to old United Community Bancorp, except share and per share information which have been restated to give retroactive recognition to the conversion ratio of 0.6573.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  No other adjustments have been included.  The results for the three-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  These financial statements should be read in conjunction the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2013, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2013.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.          EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of September 30, 2013 and June 30, 2013, the ESOP owned 274,307 shares of the Company’s common stock.  The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

3.          EARNINGS PER SHARE (“EPS”) – Non-vested shares with non-forfeitable dividend rights are considered participating securities and, thus, subject to the two-class method pursuant to ASC 260, Earnings per Share, when computing basic and diluted earnings per share. The Company’s restricted share awards contain non-forfeitable dividend rights but do not contractually obligate the holders to share in the losses of the Company. Accordingly, during periods of net income, unvested restricted shares are included in the determination of both basic and diluted EPS. During periods of net loss, these shares are excluded from both basic and diluted EPS.

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

	Three Months Ended
	September 30,
	2013	2012

Basic weighted average outstanding shares	4,875,257	5,050,134
Effect of dilutive stock options	—	—
Diluted weighted average outstanding shares	4,875,257	5,050,134

4.          STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.  No stock-based compensation awards were granted during the three-month periods ended September 30, 2013 and 2012.

5.          DIVIDENDS – On August 22, 2013, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.06 per share. The dividend, totaling $309,000, was paid on September 16, 2013.

6.          SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2013	2012
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$362	$33
Interest	$752	$1,005

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gain (loss) on securities designated as available for sale, net of tax	$(735)	$633
Transfers of loans to other real estate owned	$-	$600
Beginning of period adjustment from transfer of mortgage servicing rights from amortized cost method to fair value method, net of tax	$45	$-

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

The estimated fair values of the Company’s financial instruments at September 30, 2013 and June 30, 2013 are as follows:

	September 30, 2013		June 30, 2013
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$16,639	$16,639	$16,787	$16,787
Investment securities available for sale	33,174	33,174	32,013	32,013
Investment securities held to maturity	393	393	417	417
Mortgage-backed securities	175,261	175,261	170,117	170,117
Loans receivable and loans receivable held for sale	247,285	247,763	254,995	253,472
Accrued interest receivable	1,759	1,759	1,636	1,636
Investment in FHLB stock	6,588	6,588	6,588	6,588

Financial liabilities:
Deposits	424,831	426,396	421,243	422,987
Accrued interest payable	25	25	29	29
FHLB advance	10,000	9,881	15,000	14,850

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

			Significant	Significant
		Quoted prices in	other	other
		active markets	observable	unobservable
		for identical	inputs	inputs
	Total	assets (Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2013:
Mortgage-backed securities	$175,261	$—	$175,261	$—
Municipal bonds	33,010	—	33,010	—
Other equity securities	164	164	—	—
Mortgage servicing rights(1)	641	—	641	—

June 30, 2013:
Mortgage-backed securities	$170,117	$—	$170,117	$—
Municipal bonds	31,851	—	31,851	—
Other equity securities	162	162	—	—

(1)
Effective July 1, 2013, the Company changed its accounting method for mortgage servicing rights from the amortization method to the fair value measurement method, as permitted in accordance with FASB ASC 860-50, “Servicing Assets and Liabilities”.  In accordance with ASC 860-50, the Company recorded an adjustment at the beginning of the period to retained earnings for the value of such servicing rights at that date.

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
September 30, 2013:
Other real estate owned	$613	$—	$613	$—
Loans held for sale	83	—	83	—
Impaired loans	20,661	—	20,661	—

June 30, 2013:
Other real estate owned	$618	$—	$618	$—
Loans held for sale	417	—	417	—
Impaired loans	23,920	—	23,920	—

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

		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2013:
Financial assets:
Cash and interest bearing deposits	$16,639	$16,639	$—	$—
Investment securities held to maturity	393	—	393	—
Loans receivable and loans held for sale	247,763	—	247,763	—
Accrued interest receivable	1,759	—	1,759	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	426,396	—	426,396	—
Accrued interest payable	25	—	25	—
FHLB advances	9,881	—	9,881	—

June 30, 2013:
Financial assets:
Cash and interest bearing deposits	$16,787	$16,787	$—	$—
Investment securities held to maturity	417	—	417	—
Loans receivable and loans held for sale	253,472	—	253,472	—
Accrued interest receivable	1,636	—	1,636	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	422,987	—	422,987	—
Accrued interest payable	29	—	29	—
FHLB advances	14,850	—	14,850	—

8.          INVESTMENT SECURITIES

Investment securities available for sale at September 30, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$178,533	$213	$3,485	$175,261
Municipal bonds	34,351	201	1,542	33,010
Other equity securities	210	—	46	164
	$213,094	$414	$5,073	$208,435

Investment securities held to maturity at September 30, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$393	$—	$—	$393

Investment securities available for sale at June 30, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$172,478	$181	$2,542	$170,117
Municipal bonds	32,894	239	1,282	31,851
Other equity securities	210	—	48	162
	$205,582	$420	$3,872	$202,130

Investment securities held to maturity at June 30, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$417	$—	$—	$417

The mortgage-backed securities, callable bonds and municipal bonds available for sale have the following maturities at September 30, 2013:

	Amortized cost	Estimated market value
Due or callable in one year or less	$-	$-
Due or callable in 1 - 5 years	136,834	134,839
Due or callable in 5 - 10 years	66,609	64,641
Due or callable in greater than 10 years	9,441	8,791
Total debt securities	$212,884	$208,271

All other securities available for sale at September 30, 2013 are saleable within one year.  The Bank held $393,000 and $417,000 in investment securities that are being held to maturity at September 30, 2013 and June 30, 2013, respectively.  The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of September 30, 2013
(dollars in thousands):

October 1, 2013 through June 30, 2014	$25
2015	117
2016	56
2017	61
2018	65
2018 and thereafter	69
$393

Gross proceeds on the sale of investment and mortgage-backed securities were $45,000 and $-0- for the three-month periods ended September 30, 2013 and 2012, respectively.  There were no gross realized gains or losses for the three-month periods ended September 30, 2013 and 2012.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2013:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$130,399	$3,150	$18,939	$335	$149,338	$3,485
Municipal bonds	26,503	1,541	238	1	26,741	1,542
Other equity securities	-	-	164	46	164	46
	$156,902	$4,691	$19,341	$382	$176,243	$5,073
Number of investments	93		8		101

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the three-month period ended September 30, 2013:

	Core Deposit Intangible	Goodwill
	( in thousands)

Balance at June 30, 2013	$690	$2,522
Amortization	(39)	-
Balance at September 30, 2013	$651	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years.  Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of September 30, 2013:

October 1, 2013 through June 30, 2014	$104
2015	118
2016	117
2017	117
2018	117
2019	78
$651

10.          DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three months ended September 30, 2013 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to		One- to	Multi-
	Four- Family		Four-family	family Non-
	Owner-		Non-owner	owner	Non-			Commercial
	Occupied		Occupied	Occupied	Residential			and
	Mortgage	Consumer	Mortgage	Mortgage	Real estate	Construction	Land	Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2013:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(46)	(22)	-	-	-	-	-	-	(68)
Recoveries	126	14	1	391	1	-	12	-	545
Provision (credit)	(44)	37	3	(423)	8	(6)	(12)	(5)	(442)
Ending Balance:	$978	$582	$219	$1,254	$2,395	$4	$17	$29	$5,478

Balance, Individually Evaluated	$-	$-	$7	$205	$120	$-	$-	$-	$332

Balance, Collectively Evaluated	$978	$582	$212	$1,049	$2,275	$4	$17	$29	$5,146

Financing receivables:
Ending balance	$108,482	$35,110	$15,973	$29,380	$51,352	$3,742	$3,401	$7,162	$254,602

Ending Balance: individually evaluated for impairment	$4,286	$513	$1,363	$7,631	$7,177	$-	$22	$-	$20,992

Ending Balance: collectively evaluated for impairment	$94,284	$30,045	$13,967	$21,749	$40,844	$3,742	$3,273	$5,898	$213,802

Ending Balance: loans acquired with deteriorated credit quality	$9,912	$4,552	$643	$-	$3,331	$-	$106	$1,264	$19,808

For the year ended June 30, 2013 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to		One- to	Multi-
	Four- Family		Four-family	family Non-
	Owner-		Non-owner	owner	Non-			Commercial
	Occupied		Occupied	Occupied	Residential			and
	Mortgage	Consumer	Mortgage	Mortgage	Real estate	Construction	Land	Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Charge offs	(254)	(165)	(68)	-	(457)	-	-	-	(944)
Recoveries	34	75	63	660	4	-	-	3	839
Provision (credit)	496	166	(16)	(1,289)	557	7	6	7	(66)
Ending Balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443

Balance, Individually Evaluated	$-	$-	$7	$205	$120	$-	$-	$-	$332

Balance, Collectively Evaluated	$942	$553	$208	$1,081	$2,266	$10	$17	$34	$5,111

Financing receivables:
Ending balance	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

Ending Balance: individually evaluated for impairment	$5,121	$535	$1,370	$9,951	$7,251	$-	$24	$-	$24,252

Ending Balance: collectively evaluated for impairment	$95,779	$30,406	$14,628	$22,355	$41,265	$2,200	$3,304	$5,816	$215,753

Ending Balance: loans acquired with deteriorated credit quality	$10,504	$4,758	$657	$-	$3,386	$-	$107	$1,299	$20,711

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b).

Credit Risk Profile by Internally Assigned Grade
At September 30, 2013
(in thousands)

	One- to
	Four-		One- to
	Family		Four-family	Multi-family
	Owner-		Non-owner	Non-owner	Non-			Commercial
	Occupied		Occupied	Occupied	Residential			and
	Mortgage	Consumer	Mortgage	Mortgage	Real estate	Construction	Land	Agricultural	Total
Grade:
Pass	$97,481	$33,401	$9,649	$16,223	$28,680	$3,742	$2,344	$5,383	$196,903
Watch	6,049	961	4,678	5,176	11,997	—	866	1,779	31,506
Special mention	666	235	283	350	3,396	—	168	—	5,098
Substandard	4,286	513	1,363	7,631	7,279	—	23	—	21,095
Total:	$108,482	$35,110	$15,973	$29,380	$51,352	$3,742	$3,401	$7,162	$254,602

Credit Risk Profile by Internally Assigned Grade
At June 30, 2013
(in thousands)

	One- to
	Four-		One- to
	Family		Four-family	Multi-family
	Owner-		Non-owner	Non-owner	Non-			Commercial
	Occupied		Occupied	Occupied	Residential			and
	Mortgage	Consumer	Mortgage	Mortgage	Real estate	Construction	Land	Agricultural	Total
Grade:
Pass	$99,494	$34,506	$10,909	$16,900	$26,340	$2,200	$2,364	$5,691	$198,404
Watch	6,033	641	3,988	5,102	14,866	—	861	1,414	32,905
Special mention	756	17	388	353	3,343	—	186	—	5,043
Substandard	5,121	535	1,370	9,951	7,353	—	24	10	24,364
Total:	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable
At September 30, 2013
(in thousands)

				Total
	30-59 days	60-89 days	Greater than	past	Total	Total loans
	past due	past due	90 days	due	current	receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,971	$721	$931	$3,623	$104,859	$108,482
Consumer	138	281	5	424	34,686	35,110
One- to Four- Family Non-Owner Occupied Mortgage	377	283	-	660	15,313	15,973
Multi-family Residential Real Estate Mortgage	109	-	-	109	29,271	29,380
Non-Residential Real Estate	894	114	719	1,727	49,625	51,352
Construction	-	-	-	-	3,742	3,742
Land	16	-	-	16	3,385	3,401
Commercial and Agricultural	10	-	-	10	7,152	7,162
Total	$3,515	$1,399	$1,655	$6,569	$248,033	$254,602

Age Analysis of Past Due Loans Receivable
At June 30, 2013
(in thousands)

				Total
	30-59 days	60-89 days	Greater than	past	Total	Total loans
	past due	past due	90 days	due	current	receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,748	$706	$889	$3,343	$108,061	$111,404
Consumer	202	68	8	278	35,421	35,699
One- to Four- Family Non-Owner-Occupied Mortgage	54	388	—	442	16,213	16,655
Multi-family Residential Real Estate Mortgage	110	—	2,263	2,373	29,933	32,306
Nonresidential Real Estate	286	18	719	1,023	50,879	51,902
Construction	—	—	—	—	2,200	2,200
Land	—	—	—	—	3,435	3,435
Commercial and Agricultural	7	—	—	7	7,108	7,115
Total	$2,407	$1,180	$3,879	$7,466	$253,250	$260,716

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans
(in thousands)
				For the three months
				ended September 30,
				2013
		Unpaid		Interest	Average
	Recorded	principal	Specific	income	Recorded
	investment	balance	allowance	recognized	investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	332	339	(7)	5	333
Multifamily Residential Real Estate Mortgage	3,239	3,444	(205)	25	3,261
Non-Residential Real Estate	1,871	1,991	(120)	17	1,876
Construction	-	-	-	-	-
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$5,442	$5,774	$(332)	$47	$5,470

Impaired Loans
(in thousands)
				For the three months
				ended September 30,
				2013
		Unpaid		Interest	Average
	Recorded	principal	Specific	income	Recorded
	investment	balance	allowance	recognized	investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$4,286	$4,961	$-	$20	$4,704
Consumer	513	1,093	-	6	524
One- to Four- Family Non-Owner Occupied Mortgage	1,025	1,110	-	8	1,027
Multifamily Residential Real Estate Mortgage	4,187	5,903	-	57	5,325
Non-Residential Real Estate	5,185	9,175	-	23	5,218
Construction	-	-	-	-	-
Land	23	30	-	-	24
Commercial and Agricultural	-	7	-	-	-
Total	$15,219	$22,279	$-	$114	$16,822

Impaired Loans
(in thousands)

				For the three months
				ended September 30,
				2013
		Unpaid		Interest	Average
	Recorded	principal	Specific	income	Recorded
	investment	balance	allowance	recognized	investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$4,286	$4,961	$-	$20	$4,704
Consumer	513	1,093	-	6	524
One- to Four- Family Non-Owner Occupied Mortgage	1,357	1,449	(7)	13	1,360
Multifamily Residential Real Estate Mortgage	7,426	9,347	(205)	82	8,586
Non-Residential Real Estate	7,056	11,166	(120)	40	7,094
Construction	-	-	-	-	-
Land	23	30	-	-	24
Commercial and Agricultural	-	7	-	-	-
Total	$20,661	$28,053	$(332)	$161	$22,292

Impaired Loans

				For the year ended
				June 30, 2013
		Unpaid		Interest	Average
	Recorded	principal	Specific	income	recorded
	investment	balance	allowance	recognized	investment
	(in thousands)
With an allowance recorded:
One- to Four- Family - Owner-Occupied	$—	$—	$—	—	$20
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	334	341	(7)	21	405
Multi-family Residential Real Estate Mortgage	3,283	3,488	(205)	103	3,775
Nonresidential Real Estate	1,880	2,000	(120)	71	3,397
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$5,497	$5,829	$(332)	$195	$7,597

				For the year ended
				June 30, 2013
		Unpaid		Interest	Average
	Recorded	principal	Specific	income	recorded
	investment	balance	allowance	recognized	investment
	(in thousands)
Without an allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$5,121	$5,876	$—	$65	$5,799
Consumer	535	1,116	—	26	521
One- to Four- Family Non-Owner Occupied Mortgage	1,029	1,114	—	26	657
Multi-family Residential Real Estate Mortgage	6,463	8,570	—	219	7,855
Non-residential Real Estate	5,251	9,239	—	2,118	3,480
Construction	—	—	—	—	—
Land	24	45	—	27	26
Commercial and Agricultural	—	7	—	195	120
Total	$18,423	$25,967	$—	$2,676	$18,458

				For the year ended
				June 30, 2013
		Unpaid		Interest	Average
	Recorded	principal	Specific	income	recorded
	investment	balance	allowance	recognized	investment
	(in thousands)
Total:
Mortgage One- to Four- Family - Owner-Occupied	$5,121	$5,876	$—	$65	$5,819
Consumer	535	1,116	—	26	521
One- to Four- Family Non-Owner Occupied Mortgage	1,363	1,455	(7)	47	1,062
Multifamily Residential Real Estate Mortgage	9,746	12,058	(205)	322	11,630
Nonresidential Real Estate	7,131	11,239	(120)	2,189	6,877
Construction	—	—	—	—	—
Land	24	45	—	27	26
Commercial and Agricultural	—	7	—	195	120
Total	$23,920	$31,796	$(332)	$2,871	$26,055

The Bank did not have any investments in subprime loans at September 30, 2013. Impaired loans at September 30, 2013 included troubled debt restructurings with an aggregate principal balance of $15.8 million and a recorded investment of $15.6 million.  See Note 11 for a discussion on troubled debt restructurings.

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

The following tables summarize TDRs by loan type and accrual status.

	At September 30, 2013
			Total
			Unpaid			Number	Average
	Loan Status		Principal	Related	Recorded	of	Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$2,048	$1,624	$3,672	$7	$3,666	25	$4,137
Multi-family residential real estate	5,799	-	5,799	20	5,778	11	6,924
Nonresidential real estate	3,629	2,664	6,293	120	6,173	13	6,205
Total	$11,476	$4,288	$15,764	$147	$15,617	49	$17,266

	At June 30, 2013
			Total
			Unpaid			Number	Average
	Loan Status		Principal	Related	Recorded	of	Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$2,061	$2,554	$4,615	7	$4,608	27	$4,779
Multi-family residential real estate	5,827	2,263	8,090	20	8,070	12	9,935
Nonresidential real estate	3,656	2,701	6,357	120	6,237	13	5,941
Total	$11,544	$7,518	$19,062	$147	$18,915	52	$20,655

Interest income recognized on TDRs is as follows:

	For the three months ended September 30,
	2013	2012

One- toFour-Family residential real estate	$20	$17
Multifamily residential real estate	82	86
Nonresidential real estate	39	20
Construction	-	-
Commercial	-	-
Consumer	-	-
Total	$141	$123

At September 30, 2013, the Bank had 49 loans totaling $15.8 million that qualified as TDRs, and has established an allowance for losses on these loans of $147,000. With respect to the $15.8 million in TDRs, the Bank charged off $5.1 million with respect to these loans at the time these loans were restructured into the Note A/B format. At June 30, 2013, the Bank had 52 loans totaling $19.1 million that qualified as TDRs, and has established an allowance for losses on these loans of $147,000. With respect to the $19.1 million in TDRs, the Bank charged off $5.1 million with respect to these loans at the time these loans were restructured into the Note A/B format. At September 30, 2013, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans classified as TDRs on a monthly basis.

Loans that were included in TDRs at September 30, 2013 and June 30, 2013 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At September 30, 2013, there were 45 loans with required principal and interest payments and four loans with required interest only payments. At June 30, 2013, there were 47 loans with required principal and interest payments and 5 loans with required interest only payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2013
	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$18,915	52
Additions to TDR	-	-
Charge-offs	(24)	-
Removal of TDRs(1)	(3,151)	(3)
Payments	(123)	-
Ending balance	$15,617	49

(1)  The removal of these loans from TDR was due to the payoff of the loans during the quarter ended September 30, 2013.

12.          EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and may be applied on either a prospective or retrospective basis. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

Item 2.  Management Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios.  Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2013, which is available through the SEC’s website at www.sec.gov.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: the allowance for loan losses and the valuation of deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; and the value of collateral. Inherent loss factors based upon environmental and other economic factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and  4 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2013.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of September 30, 2013 and June 30, 2013. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended September 30, 2013 and 2012, and had no accrued interest and penalties on the balance sheet as of September 30, 2013 and June 30, 2013. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2009.

Comparison of Financial Condition at September 30, 2013 and June 30, 2013

Balance Sheet Analysis

Total assets were $511.5 million at September 30, 2013, compared to $512.6 million at June 30, 2013.  A $7.4 million decrease in loans was partially offset by a $6.3 million increase in investment securities.  The decrease in loans was primarily the result of net payoffs totaling $5.6 million in one- to four-family real estate loans and $2.1 million in commercial real estate loans during the quarter ended September 30, 2013. The increase in investment securities was the result of redeploying proceeds from the payoff of loans into purchases of mortgage-backed securities and available for sale securities.

Total liabilities were $438.1 million at September 30, 2013, compared to $439.1 million at June 30, 2013, reflecting a $5.0 million decrease in FHLB advances partially offset by a $3.6 million increase in deposits.  The decrease in FHLB advances is due to a $5.0 million payment on a short-term advance in July 2013.  The increase in deposits was primarily due to a $11.9 million increase in municipal deposits, offset by an $8.3 million decrease in retail deposits due to declining certificate of deposit rates.

Total stockholders’ equity was $73.4 million at September 30, 2013, compared to $73.5 million at June 30, 2013.  The decrease was primarily the result of a $735,000 after-tax increase in unrealized loss on investments and dividends paid of $309,000, partially offset by net income of $762,000.

Loans. At September 30, 2013, one- to four- family residential loans totaled $124.5 million, or 48.9% of total gross loans, compared to $128.1 million, or 49.1% of total gross loans, at June 30, 2013. The reduction in the one- to four-family residential portfolio was primarily due to net payoffs totaling $5.6 million in one- to four-family real estate loans during the current year period.

Multi-family and nonresidential real estate loans totaled $80.7 million and represented 31.7% of total loans at September 30, 2013, compared to $84.2 million, or 32.3% of total loans, at June 30, 2013. The decrease was primarily attributable to payoffs totaling $2.8 million and payments totaling $979,000, partially offset by new loans of $255,000.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2013		At June 30, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$124,455	48.9%	$128,059	49.1%
Multi-family	29,380	11.5	32,306	12.4
Construction	3,742	1.5	2,200	0.8
Nonresidential real estate	51,352	20.2	51,902	19.9
Land	3,401	1.3	3,435	1.3
Commercial business	3,589	1.4	3,556	1.4
Agricultural	3,573	1.4	3,559	1.4
Consumer:
Home equity	31,284	12.3	31,411	12.0
Auto	1,413	0.6	1,468	0.6
Share loans	1,291	0.5	1,625	0.6
Other	1,122	0.4	1,195	0.5
Total consumer loans	35,110	13.8	35,699	13.7
Total loans	$254,602	100.0%	$260,716	100.0%
Less (plus):
Deferred loan costs, net	(1,030)		(1,025)
Undisbursed portion of loans in process	2,952		1,720
Allowance for loan losses	5,478		5,443
Loans, net	$247,202		$254,578

Loan Maturity

The following table sets forth certain information at September 30, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity is reported as due in one year or less.

		More Than
	Less Than	One Year to	More Than	Total
	One Year	Five Years	Five Years	Loans
	(in thousands)
One- to four-family residential real estate	$8,384	$30,122	$85,949	$124,455
Multi-family real estate	1,660	5,471	22,249	29,380
Construction	1,262	-	2,480	3,742
Nonresidential real estate	3,977	18,602	28,773	51,352
Land	1,286	1,173	942	3,401
Commercial	1,032	1,572	985	3,589
Agricultural	276	2,625	672	3,573
Consumer	1,482	3,064	30,564	35,110
Total	$19,359	$62,629	$172,614	$254,602

The following table sets forth the dollar amount of all loans at September 30, 2013 due after September 30, 2014 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$37,108	$78,963	$116,071
Multi-family real estate	8,827	18,893	27,720
Construction	1,724	756	2,480
Nonresidential real estate	10,180	37,195	47,375
Land	254	1,861	2,115
Commercial	745	1,812	2,557
Agricultural	1,062	2,235	3,297
Consumer	1,823	31,805	33,628
Total	$61,723	$173,520	$235,243

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended
	September 30,
	2013	2012

Total loans at beginning of period	$260,716	$288,199
Loans originated (1):
One- to four-family residential real estate	5,455	9,636
Multi-family residential real estate	—	—
Construction	—	471
Nonresidential real estate	512	52
Land	26	—
Commercial business	17	391
Consumer	554	3,132
Total loans originated	6,564	13,682
Deduct:
Loan principal repayments	5,460	18,173
Loans originated for sale	7,218	6,539
Net loan activity	(6,114)	(11,030)
Total loans at end of period	$254,602	$277,169

______________________
(1)    Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Overview. Net income increased $268,000 to $762,000 for the quarter ended September 30, 2013, compared to net income of $494,000 for the quarter ended September 30, 2012.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2013 and 2012.

	Three Months Ended
	September 30,		%
	2013	2012	Change
	(Dollars in thousands)
Interest income:
Loans	$3,097	$3,450	(10.2)%
Investment and mortgage backed securities	657	772	(14.9)
Other interest-earning assets	5	3	66.7
Total interest income	3,759	4,225	(11.0)

Interest expense:
NOW and money market deposit accounts	140	127	10.2
Passbook accounts	53	104	(49.0)
Certificates of deposit	512	725	(29.4)
Total interest-bearing deposits	705	956	(26.3)
FHLB advances	43	47	(8.5)
Total interest expense	748	1,003	(25.4)
Net interest income	$3,011	$3,222	(6.5)

Net interest income decreased $211,000, or 6.5%, to $3.0 million for the quarter ended September 30, 2013 as compared to $3.2 million for the quarter ended September 30, 2012.   A decrease of $466,000 in interest income was partially offset by a $255,000 decrease in interest expense.  The decrease in interest income was the result of a $26.7 million decrease in the average balance of loans and a decrease in the average rate earned on investments from 2.01% at September 30, 2012 to 1.27% at September 30, 2013, partially offset by a $53.1 million increase in the average balance of investments.  The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.89% at September 30, 2012 to 0.66% at September 30, 2013.  Changes in interest rates are reflective of decreases in overall market rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2013 and 2012.  For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only.  Yields are not presented on a tax equivalent basis.

	Three Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$250,092	$3,097	4.95%	$276,830	$3,450	4.99%
Investment securities	207,136	657	1.27	154,006	772	2.01
Other interest-earning assets	18,062	5	0.11	30,972	3	0.04
Total interest-earning assets	475,290	3,759	3.16	461,808	4,225	3.66
Noninterest-earning assets	38,557			36,451
Total assets	$513,847			$498,259

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$157,697	140	0.36%	$156,988	127	0.32%
Passbook accounts	95,120	53	0.22	81,200	104	0.51
Certificates of deposit	173,392	512	1.18	190,678	725	1.52
Total interest-bearing deposits	426,209	705	0.66	428,866	956	0.89
FHLB advances	11,250	43	1.53	10,708	47	1.76
Total interest-bearing liabilities	437,459	748	0.68	439,574	1,003	0.91
Noninterest-bearing liabilities	3,246			3,509
Total liabilities	440,705			443,083
Total stockholders’ equity	73,142			55,176
Total liabilities and stockholders’ equity	$513,847			$498,259
Net interest income		$3,011			$3,222
Interest rate spread			2.48%			2.75%
Net interest margin			2.53%			2.79%
Average interest-earning assets to average interest-bearing liabilities			108.65%			105.06%

Provision for (Recovery of) Loan Losses. The recovery of loan losses was $442,000 for the quarter ended September 30, 2013, compared to a provision for loan losses of $250,000 for the same quarter in the prior year. The decrease in the provision for loan losses was primarily due to a $379,000 recovery of a commercial loan and a $124,000 recovery from two one-to four-family loans, all three of which were paid off during the current year quarter. The decrease in the provision for loan losses is also reflective of continued improvement in our asset quality. Asset quality continues to improve primarily due to the Bank’s continuing efforts to resolve asset quality issues. Nonperforming assets as a percentage of total assets decreased from 3.15% at September 30, 2012 to 1.98% at September 30, 2013.

Other Income. The following table summarizes other income for the three months ended September 30, 2013 and 2012.
	Three Months Ended September 30,		%
	2013	2012	Change
	(Dollars in thousands)
Service charges	$651	$621	4.8%
Gain on sale of loans	87	248	(64.9)
Gain (loss) on sale of other real estate owned	(1)	7	(114.3)
Gain on sale of fixed assets	136	-	100.0
Income from bank-owned life insurance	108	135	(20.0)
Other	71	56	26.8
Total other income	$1,052	$1,067	(1.4)

Other income remained flat at $1.1 million for the quarters ended September 30, 2013 and September 30, 2012.  A $136,000 increase in gain on sale of fixed assets was offset by a $161,000 decrease in gain on sale of loans.  The increase in gain on sale of fixed assets was the result of the sale of our Osgood branch facility for total proceeds of $425,000, compared to a net book value of $289,000, during the current quarter.  The decrease in gain on sale of loans is the result of a higher level of refinancing activity during the quarter ended September 30, 2012 as compared to the current year quarter due to higher loan rates in the current year quarter.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		%
	2013	2012	Change
	(Dollars in thousands)
Compensation and employee benefits	$1,803	$1,809	0.0%
Premises and occupancy expense	304	339	(10.3)
Deposit insurance premium	97	177	(45.2)
Advertising expense	106	96	10.4
Data processing expense	406	373	8.8
Provision for loss on real estate owned	1	9	(88.9)
Intangible amortization	39	40	(2.5)
Professional fees	289	302	(4.3)
Other operating expenses	403	272	48.2
Total noninterest expense	$3,448	$3,417	0.9%

Noninterest expense remained flat at $3.4 million for the quarters ended September 30, 2013 and September 30, 2012.  A $131,000 increase in other operating expenses was offset by an $80,000 decrease in deposit insurance premium. The increase in other operating expenses is primarily the result of a $94,000 increase in loan-related expenses associated with a short-term promotion during the current year quarter.

Income Taxes.Income tax expense for the three months ended September 30, 2013 was $295,000, compared to $128,000 for the three months ended September 30, 2012.  The increase in income tax expense during the current year compared to the prior year is the result of an increase in income before income taxes combined with a decrease in non-taxable income from bank owned life insurance.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets, nonaccrual loans, and TDRs that are delinquent or have not been performing in accordance with their restructured terms for a specified period of time to be nonperforming assets.

All of the TDRs at September 30, 2013 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At September 30, 2013, 49 loans were considered to be TDRs (with a recorded investment of $15.6 million) of which 28 loans (with a recorded investment of $4.3 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At September 30, 2013	At June 30, 2013
(Dollars in thousands)	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$1,975	$1,876
Multi-family real estate	1,833	1,861
Nonresidential real estate and land	907	918
Consumer	513	535
Total nonaccrual loans	5,228	5,190
Nonaccrual restructured loans:
One- to four-family residential real estate	1,624	2,554
Multi-family real estate	-	2,263
Nonresidential real estate and land	2,664	2,701
Total nonaccrual restructured loans	4,288	7,518
Total nonperforming loans	9,516	12,708
Real estate owned	613	618
Total nonperforming assets	10,129	$13,326
Accruing restructured loans	11,476	11,543
Accruing restructured loans and nonperforming assets	$21,605	$24,869
Total nonperforming loans to total loans	3.74%	4.87%
Total nonperforming loans to total assets	1.86%	2.48
Total nonperforming assets to total assets	1.98%	2.60
Total number of nonperforming loans	76	79

The decrease in nonperforming loans is primarily due to the payoff of a multifamily loan with a carrying value of $2.3 million and of two one- to four-family loans with a total carrying value of $887,000 during the quarter ended September 30, 2013.

Interest income that would have been recorded for the three months ended September 30, 2013 had nonaccruing loans been current according to their original terms was $110,000. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $60,000 for the three months ended September 30, 2013.

At September 30, 2013, the percentage of nonperforming assets to total assets fell below 2%.  A discussion of United Community Bank’s largest loans that were reported as nonperforming at either September 30, 2013 or June 30, 2013 are described below in the narratives regarding the “Loan Relationships”. Some of the Loan Relationships include loans that were restructured using the “Note A/B split note strategy” for which the amount of  the Note B loan has been charged-off, with the borrower remaining responsible for that charged off amount.

For purposes of this discussion, only the Note A loans are identified by a Loan number within each Loan Relationship (such as “Loan A-1”, “Loan A-2”, and “Loan A-3”).

The five largest nonaccrual loans at September 30, 2013 were comprised of the loans in Loan Relationships B, G, I, J and L. Loan A-1 of Loan Relationship A, which was reported as nonaccrual loans at June 30, 2013, was paid in full as of September 30, 2013.  With the payoff of Loan A-1, Loan Relationship L was added to the narratives below. At September 30, 2013 and June 30, 2013, the five largest charge-offs were comprised of loans in Loan Relationships B, E, F, H and K.  Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings. Loan Relationship C, which was referred to in the Company’s prior filings, has been removed from the Loan Relationship narrative at September 30, 2013, because 17 of the 18 properties that were part of that relationship have been sold or refinanced with another bank, and subsequent to the end of the September quarter the one other property was sold.  The Bank did not incur any additional losses when these 18 properties were either sold or refinanced with another bank.

29

•
Loan Relationship A. At September 30, 2013, this Loan Relationship consisted of one loan (Loan A-2) that had an aggregate carrying value of $1.61 million.  Loan A-2 is secured by a first mortgage on two mobile home parks.  At September 30, 2013 and at June 30, 2013, Loan A-2 is included in the above table in “Accruing restructured loans” due to its restructuring described in the paragraph that follows, and was classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.   At June 30, 2013, this Loan Relationship consisted of two loans (Loans A-1 and A-2) which had an aggregate carrying value of $3.9 million. At June 30, 2013, Loan A-1 is included in the above table in “Nonaccrual restructured loans, Multi-family real estate.”  During the quarter ended December 31, 2012, Loans A-1 and A-2 reverted to interest rate required by the terms of the original adjustable rate loan.  At September 30, 2013, Loan A-2 was performing in accordance with its original terms.  At September 30, 2013, Loan A-1 is not included in the above table because the loan was paid off during that quarter, with its full carrying value of  $2.26 million,  plus the $379,000 charge off relating to the loan, being recovered.   As described below, the Loan Relationship had previously included a third loan, Loan A-3, which had previously been restructured using the Note A/B split note strategy. Loan A-3, was paid off during the quarter ended June 30, 2013, with the full carrying value of Note A and Note B loans, $994,000   and $651,000, respectively, being recovered. Accordingly, Loan A-3 is   not included in the above table at September 30, 2013 or at June 30, 2013. A more detailed history of Loan Relationship A follows.

The loans comprising Loan Relationship A were originally restructured in October and November, 2010. At the time of the first restructuring in 2010, Loan A-1, had a carrying value of $3.0 million, was 180 days delinquent, and Loans A-2 and A-3 were performing in accordance with their original terms. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on the two performing loans that were restructured. The borrowers paid a loan modification fee of $3,000 for this restructuring. After the effect of restating the June 30, 2010 financial statements, management established a specific allocation on these three loans through a charge-off to the general allowance for loan losses of $1.1 million at June 30, 2010. On each of the three loans, one of the borrowers is a corporate entity.  Also, on the three loans, each of the principals of the corporate borrowers individually signed as co-borrowers. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of the potential future losses. In March 2011, Loan A-3 was again restructured through a troubled debt restructuring as a result of the borrower experiencing cash flow problems during the quarter ended March 31, 2011. The cash flow problems experienced were the combined effect of decreased rental income and the failure to pay real estate property taxes. However, due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Based upon a cash flow analysis of the properties performed by management, $651,000 of the $6.4 million in loans was charged-off during the restructuring using the Note A/B split note strategy. This split was done for one loan that had a balance of $1.6 million before the split. After the split, the Note A loan, Loan A-3, had a balance of $994,000 and Note B loan had a balance of $651,000. Prior to the loan being restructured in March 2011, the restructured loan carried a $650,000 specific reserve as restated on the Company’s Form 10-K, as amended, for the year ended June 30, 2011 filed with the Securities and Exchange Commission on March 28, 2012 that was included in Note B loan and charged-off.

•
Loan Relationship B. At September 30, 2013, this Loan Relationship consisted of four loans (two Note A loans, Loan B-1 and Loan B-2,  and two Note B loans) having an aggregate carrying value of $1.4 million. At June 30, 2013, the aggregate carrying value of the loans was $1.4 million. At September 30, 2013, Loan B-1 which, as described in further detail below, was previously restructured using the Note A/B split note strategy, had an aggregate carrying value of $1.2 million, and is secured by a first mortgage on two separate retail strip shopping centers. At September 30, 2013, Loan B-2 which, as described in further detail below was previously structured using the Note A/B split note strategy, had an aggregate carrying value of $179,000 and is secured by a single purpose commercial use property. The two Note A Loans (Loans B-1 and B-2)  in this Loan Relationship are included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at September 30, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, Loans B-1 and B-2 are classified as “Nonresidential real estate, Substandard” at September 30, 2013 and June 30, 2013. Loans B-1 and B-2 were performing in accordance with their restructured terms at September 30, 2013. A more detailed history of Loan Relationship B follows.

The loans comprising Loan Relationship B were originally restructured in June 2010, with an aggregate carrying value of $4.1 million until their restructurings in the quarter ended March 31, 2011 and in the quarter ended March 31, 2013.  At the time of the original restructuring, the property value was based primarily on the collateral’s cash flow, including required personal cash infusions from the co-borrowers. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. One of the borrowers is a corporate entity. The principals of the corporate borrower are also co-borrowers on the note. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co- borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of potential future losses. The restructured loans were considered impaired at June 30, 2010 with an allowance for loan loss of $600,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrowers from the calculation of the carrying value.   In March 2011, the loans comprising Loan Relationship B again were experiencing cash flow problems. The cash flow problems experienced were the combined effect of the level of the required monthly loan payments, decreases in rental revenue from the properties, and the failure to pay real estate property taxes. Due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Therefore, in March 2011, the two loans secured by the two separate retail strip shopping centers were combined and refinanced into two loans, using the Note A/B split note strategy. The first loan (Loan B-1, a Note A loan) had a balance of $2.4 million and was classified as substandard, reported as a troubled debt restructuring because of its below market interest rate, and placed on nonaccrual.   The second loan (a Note B loan) had a balance of $1.3 million and was charged-off (inclusive of the $600,000 specific allowance recorded for this Loan Relationship in the quarter ended June 30, 2010).

In March 2011, Loan B-2 was refinanced into two loans, using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was for $238,000 and was classified as substandard and was a troubled debt restructuring because of a below market interest rate.  The second loan (a Note B loan) was for $169,000 and was charged-off. The restructured loans had interest rates 275 basis points lower than their 2010 restructured rates for a period of two years, and 500 basis points below their original rates.

In May 2012, one of the two retail strip shopping centers that secured Loan B-1 experienced the loss of a major tenant. As a result of the decrease in cash flow, the Bank had the two retail strip shopping centers securing the loan appraised in June 2012. The appraisal reflected that the value of the properties had declined to $1.45 million from the previous appraisal of $2.95 million in February 2011. Management determined that this loan will ultimately be settled through the sale of the property. A charge-off of $956,000 was established in the quarter ended June 30, 2012 based on the then most recent appraisal indicating a known loss, together with an additional impairment of $189,000 based on the Bank’s experience in settling foreclosed property. The carrying value of this loan was classified as substandard, and reported as a troubled debt restructuring. The Bank also appraised the single purpose commercial use property in June 2012. The value of this property declined to $225,000 from $325,000 in February 2011 due to decreased cash flow from the then current tenant. Management determined that this loan would also be settled from the sale of the property. A charge-off in the amount of $22,000 was established based on the then most recent appraisal indicating a known loss, together with an additional impairment of $29,000 based on the Bank’s experience in settling foreclosed property.   The carrying value of this loan was classified as substandard, and the loan reported as a troubled debt restructuring. During the quarter ended March 31, 2013, the balloon payment for the two loans secured by the two separate retail strip shopping centers became due.  An independent appraisal was performed in March 2013 on the properties reflecting that the appraised value of the properties had increased to $1.8 million from $1.45 million in June 2012. The loan was restructured  in the March 2013 quarter using the Note A/B split note strategy.  The first loan (Loan B-1, a Note A loan) was refinanced for $1.3 million, with a market interest rate of 5.50% based on a 30 year loan term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring. The second loan (a Note B loan) was for $2.3 million was charged off. This charged off amount equaled the amount of the Note B loan balance in March 2011($1.3 million) plus that portion Note A loan balance in March 2011 that was charged off during the period ended June 30, 2012 ($1.0 million).

The balloon payment for Loan B-2 also came due during the quarter ended March 31, 2013. The Note A loan and the Note B loan secured by the single purpose commercial use property were modified again using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was modified to a balance of $185,000, with a market interest rate of 5.50%, for a 30-year term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring. The second loan (a Note B loan) was modified at its then current balance of $191,000 was charged off. This charged off amount equaled the amount of the Note B loan balance in March 2011 ($169,000) plus that portion of the Note A loan having a balance in March 2011 that was charged off during the period ended June 30, 2012 ($22,000).

•
Loan Relationship D.   At September 30, 2013 and June 30, 2013, Loan Relationship D was comprised  of  two loans (a Note A loan and a Note B loan ) which had an aggregate carrying value of $1.3 million. The loans are secured by a first mortgage on a 62-unit apartment complex near a college campus. As described below, this loan was previously restructured,  using the Note A/B split note strategy. As of September 30, 2013 and June 30, 2013, the first loan (a Note A loan) is included in “Accruing restructured loans” in the above table.  In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the first loan (a Note A loan) is classified as “Multi-family residential real estate, Substandard,” at September 30, 2013 and June 30, 2013. There are no personal guarantees or co-borrowers on these loans.     The Note A loan  in Loan Relationship D was performing in accordance with its restructured terms at September 30, 2013. A more detailed history of Loan Relationship D follows.

Loan Relationship D was originally comprised of one loan that was restructured in December 2008.  The loan was made in 2008 to a seasoned property manager who made major improvements to the property. The property was purchased in December 2008 from a Bank borrower who was delinquent at the time of acquisition. At the time the loan was acquired from the delinquent borrower in 2008, it was restructured with a new borrower, in lieu of foreclosure, pursuant to which the Bank loaned the borrower funds to purchase and renovate the property. At the time of the restructuring, management established a specific reserve through a charge-off to the general allowance for loan losses of $113,000.  There was no personal guarantee or co-borrower on this loan. The loan required interest only payments through December 2011. At the time of the acquisition, management believed that the new borrower would be able to renovate the property with a view toward improving the property’s cash flow, and in turn, the performance of the loan. After the closing of the loan, the borrower completed renovations to the property and the cash flow of the property improved. At the time the loan was made, an independent appraisal was performed on the collateral underlying the loan. This appraisal supported the $1.6 million carrying value of the loan. In January 2012, the interest rate on the loan was to be adjusted to the prime interest rate as published by The Wall Street Journal, plus a spread, and converted to principal and interest payments.  In November 2011, the borrower approached the Bank and expressed concern about being able to pay the principal and interest payment that would go into effect in January 2012. The internal cash flow analysis completed by the Bank indicated that the payment could be made based on the higher monthly occupancy rates after the renovations were completed. An appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in December 2011, and the appraised value of the property had decreased to $1.4 million. Therefore, this loan was restructured into two loans using the Note A/B split note strategy. Based on the cash flows supported by the property, the first loan (a Note A loan) had a balance of $1.3 million at a market interest rate with a two year balloon payment. This loan was put on nonaccrual, classified as substandard, and   reported as a troubled debt restructuring. The second loan (a Note B loan) had a balance of $393,000 and was charged-off in December 2011. During the quarter ended June 30, 2013, in anticipation of the balloon payment becoming due in the December 31, 2013 quarter, the borrower approached the Bank about refinancing the property based on improved cash flows. The Bank had been reviewing the cash flow of the property on a monthly basis and agreed with the borrower that its cash flows had improved. An appraisal was ordered to provide the “as is” value of the property. The independent appraisal obtained in June 2013 reflected that the value of the property had increased to $1.7 million from $1.4 million in December 2011, and the two loans were refinanced again using the Note A/B split note strategy.  Because of the increased cash flow from the property underlying the loan, the first loan (a Note A loan) had a net carrying value of $1.3 million, with a market interest rate of 5.50%, for a 20 year loan term and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a troubled debt restructuring. The second loan (a Note B loan) balance was $310,000 and was charged off. This charged off amount included the $393,000 in the Note B Loan from December 2011, less $83,000 resultant of the improved cash flow of the property.

32

•
Loan Relationship E. At September 30, 2013, this Loan Relationship was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $515,000. At June 30, 2013, this Loan Relationship was comprised of two loans having an aggregate carrying value of $516,000. The loans are secured by nonresidential properties (warehouses). There are no personal guarantees or co-borrowers on these loans. As described below, these loans were previously restructured  using the Note A/B split note strategy.   The first loan (a Note A loan) is included in the above table in “Accruing restructured loans” at September 30, 2013 and June 30, 2013.  In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the Note A loan was classified as “Nonresidential real estate, Substandard” at September 30, 2013 and June 30, 2013. The Note A loan  in Loan Relationship E was performing in accordance with its restructured terms at September 30, 2013. A more detailed history of Loan Relationship E follows.

Originally, Loan Relationship E was comprised of one loan.  The loan was restructured in April 2010. At June 30, 2010, the charge-off to the general allowance for loan losses, based upon a then current independent appraisal, was $308,000.  The restructured loan had payments deferred for one year, while accruing interest at a market rate. This loan was scheduled to undergo an interest rate and payment reset in February 2011, pursuant to the terms of the note. There were no personal guarantees or co-borrowers on this loan. At the time of the loan adjustment period, it became apparent that the borrower would have difficulty making the required monthly payments beginning in February 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the Note A/B split note strategy in March 2011. The terms of Note A were calculated using the borrower’s then current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s normal underwriting standards. A restructuring fee of $9,000 was charged and included in Note B at March 31, 2011. After the restructuring in March 2011, the Note A loan had a balance of $569,000. This loan  was put on nonaccrual, classified as substandard and was reported as a troubled debt restructuring. The Note B loan had a balance of $508,000. The full amount of the Note B loan was charged-off in the quarter ended March 31, 2011, inclusive of the previous specific reserve of $308,000 recorded during the period ended June 30, 2010.  During the quarter ended March 31, 2013, the balloon payments for these loans became due. At that time, the Bank had been reviewing the cash flow of the property on a monthly basis and knew that the cash flows had not changed. An independent appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in February 2013, and the appraised value of the property had decreased to $910,000 from $997,000 in February 2011. The loans were refinanced into two loans, again using the Note A/B split note strategy. The first loan (a Note A loan) had a balance of $519,000 with a market interest rate of 5.50%, for a 30- year term and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a troubled debt restructuring. The second loan (a Note B loan) had a balance of $507,000 and was charged off. This charged off amount equaled the amount of the Note B loan originated in March 2011.

•
Loan Relationship F. At September 30, 2013 and June 30, 2013, Loan Relationship F was comprised of two loans (a Note A and a Note B)  having an aggregate carrying value of $443,000 and  $444,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom  individually are co-borrowers of the loan. As described below, these loans were previously restructured,  using the Note A/B split note strategy. The first loan (a Note A loan) is included in the above table as “Accruing restructured loans” at September 30, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the Note A loan is classified as “Multi-family real estate, Substandard” at September 30, 2013 and June 30, 2013.  The Note A loan  in Loan Relationship F was performing in accordance with its restructured terms at September 30, 2013. A more detailed history of Loan Relationship F follows.

The original loan was initially restructured using the Note A/B split note strategy in June 2010 based on an 80% loan-to-value ratio derived from an April 2010 independent appraisal. The first loan (Note A) had a balance of $631,000 with a market interest rate of 5.50%, for a 25-year term, based on a 3/1 ARM.  This loan was put on nonaccrual and classified as substandard. The second loan (a Note B loan) had a balance of $216,800 and there was a specific reserve established for the entire amount of the loan. The borrower was a corporate entity, with two principals, who also individually signed the loan as co-borrowers.   At December 31, 2010, the first loan was 160 days delinquent. The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multi-family residential real estate and the single-family real estate. The personal problems between the borrowers also resulted in the borrowers’ inability to make the required personal cash infusions. In the latter part of 2010 and into early 2011, one of the borrowers effectively took control of the multi-family residential real estate and the single-family real estate, and brought the business current with respect to property taxes, refunds to former tenants, and made required monthly loan payments in January and February 2011. Other than the January and February 2011 loan payments, the borrowers were unable to make payments to bring the loan current. Based upon those developments, management completed a detailed analysis of the total lending relationship with the borrowers. As a result of this analysis, these loans were again restructured, using the Note A/B split note strategy in March 2011. The terms of first loan (Note A) were calculated using current financial information to determine the amount of the payment at which the borrowers would have a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s underwriting standards. A restructuring fee of $7,000 was charged and included in the second loan (a Note B loan) at March 31, 2011.  After the restructuring in March 2011, the Note A loan had a balance of $475,000, was put on nonaccrual, classified as substandard and reported as a troubled debt restructuring. The Note B loan had balance of $405,000. The full amount of the Note B loan was charged-off in the quarter ended March 31, 2011, inclusive of the previous specific reserve of $216,800 from December 31, 2010.  A two year balloon payment was due in March 31, 2013 on the loans unless the borrower refinanced into a market rate loan at that time. During the quarter ended December 31, 2012, as a result of the continued personal problems of the co-borrowers, the two loans were modified and only the borrower that had taken control of the two properties in early 2011 was left on the loan. The other borrower relinquished all of its interest in the two properties. However, in addition to the one borrower retained on the loan, two other borrowers were added to the loans to provide managerial strength to the relationship and in turn increase the income potential of the property. The Bank was reviewing the cash flow of the property on a monthly basis and determined that the cash flows had improved because of the improved managerial ability of the original borrower that was retained on the loan. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in December 2012, and the appraised value of the properties had decreased to $730,000 from $774,000 in February 2011. During the quarter ended December 31, 2012, the two loans were modified, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan was modified to a market interest rate of 5.50%, with no increase in the principal balance ($453,000). The term of the loan was also reduced to 324 months from the remaining term of 339 months. Even with the higher market interest rate and the shorter term of the loan, the debt service coverage ratio is above 1.20x, which is in compliance with the Bank’s current loan underwriting standards. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a troubled debt restructuring. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in March 2011, and therefore, the charge off amount ($405,000) remained the same as in March  2011.  However, the interest rate was reduced to 0%, as the loan had been charged off.

•
Loan Relationship G. At September 30, 2013, the loan in Loan Relationship G had a carrying value of $1.8 million. At June 30, 2013, the loan in Loan Relationship G had a carrying value of $1.9 million. This loan is secured by a 93-pad mobile home park and an 87-pad mobile home park. The borrowers are two limited liability corporations and the two co-borrowers are the principals of the corporations. This loan is a participation loan with another financial institution. The Bank is the lead lender and has a 79% interest in the loan.  This loan is included in the above table in “Nonaccrual Loans, Multi-family real estate” at September 30, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, this loan is classified as “Multi-family residential real estate, Substandard,” at September 30, 2013 and June 30, 2013. At September 30, 2013, the loan was performing in accordance with its original terms. A more detailed history of Loan Relationship G follows.

The borrowers approached the Bank in May 2011 and stated they were having cash flow problems even though the loan was current. The Bank received updated financial information from the borrowers after being advised of  these cash flow problems. The financial information showed there were cash flow problems, but that the co-borrowers had been infusing their personal funds. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in July 2011, and the appraised value of the properties had decreased to $2.13 million from $3.6 million in September 2010.  Based on the cash flow of the properties, the Bank established impairment in the amount of $400,000, effective June 30, 2011, based on the information available when the June 30, 2011 financial statements were issued. At June 30, 2011, the Bank’s portion of the loan balance was $2.1 million, and the carrying value of the Bank’s portion of the loan was $1.7 million. At January 31, 2012, the loan was 39 days delinquent and the Bank was not receiving current financial information. Accordingly, new appraisals were ordered and received in March 2012, reflecting an aggregate appraised value of $2.8 million which was an increase from the $2.13 million appraised value from July 2011. The borrower brought the loan current by June 30, 2012. The borrower has recently hired a management company which is expected to assist providing the Bank with the borrower’s financial statements on a timely basis.

•
Loan Relationship H. At September  30, 2013, Loan Relationship H was comprised of three loans having an aggregate carrying value of $1.0 million. At September 30, 2013, Loan H-1, which, as described in further detail below, was previously restructured using the Note A/B split note strategy, had an aggregate carrying value of $732,000. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres.   At June 30, 2013, Loan H-1 had an aggregate carrying value $734,000. The borrower is a limited liability corporation and the two co-borrowers are principals of the limited liability corporation.   Loan H-1 is included in the above table as “Accruing restructured loans,” at September 30, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, Loan H-1 is classified as “Multi-family residential real estate, Substandard” at September 30, 2013 and June 30, 2013. Additionally, during the quarter ended June 30, 2013 the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At September 30, 2013, the balance for this loan was $276,000.  At September 30, 2013, Loan H-1 was performing in accordance with its restructured terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship H follows.

Originally, Loan Relationship H was comprised of one loan.  The interest rate was to reset to 5.75% on June 1, 2012. The borrowers indicated the cash flow of the property could not sustain the increase in interest rate. Independent appraisals were ordered in the June 30, 2012 quarter and received in June 2012, and indicated a collateral value of $978,000 on properties for which UCB has a first lien. The Bank recorded a charge-off, as of June 30, 2012, of $481,000, to reflect the carrying value of the loan at $744,000.  Prior to the establishment of the $481,000 charge-off in the June 30, 2012 quarter, management had established a specific allocation on this loan through a charge-off  to the general allowance beginning in the June 30, 2009 quarter.  The amount of the specific allocation as of March 31, 2012 was $639,000. The one loan was performing in accordance with its restructured terms at June 30, 2012. In the September 30, 2012 quarter, the borrowers again indicated the cash flow of the property could not sustain the loan. Therefore, the one loan was restructured, using the Note A/B split note strategy.  The first loan (Loan H-1, a Note A loan) was for $748,000, with a market rate of interest of 5.00%, for a 30-year term and a three year balloon payment.  The carrying value of this loan was placed on nonaccrual, classified as substandard, and considered a troubled debt restructuring. The second loan (a Note B loan) was for $515,000 (inclusive of the $481,000 that was charged off in the June 30, 2012 quarter) and was charged off.

35

•
Loan Relationship I. At September 30, 2013 and June 30, 2013, Loan Relationship I was comprised of one loan which is secured by an industrial/office nonresidential property having a carrying value of $719,200. The borrower is a limited liability corporation and the two co-borrowers are principals of the limited liability corporation.  This loan is included in the above table, in “Nonaccrual loans nonresidential real estate” as of September 30, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, this loan is classified as “Nonresidential real estate, Substandard” at September 30, 2013 and June 30, 2013. The borrower approached the Bank in March 2012 to advise that a major tenant was not going to renew its lease in November 2012. However, the tenant agreed to remain in the property until its lease expired. The Bank ordered an independent appraisal based on this information. The appraisal was received in March 2012 and reflected a value of $900,000. At March 31, 2012, the carrying value of the loan was reduced by $177,000 to $819,000. After the 2011 tax returns were received late in the second quarter of 2012, the Bank conducted further cash flow analyses and determined that the only way the loan would be paid off would be to sell the property. The Bank recorded a charge-off of $146,000 based on the most recent appraisal, and impairment in the amount of $120,000 was established as an estimate to impair the loan further based on the Bank’s experience in settling foreclosed properties. The carrying value of the loan was $717,000 at June 30, 2012. The borrower continued to make the required monthly principal and interest payments through June 30, 2012. However, as of March 31, 2013, this loan was 88 days delinquent, as the borrower stopped making principal and interest payments. The borrower did pay the real estate taxes in advance for the next year. The borrower continued to cooperate with the Bank and during the quarter ended March 31, 2013, the Bank and the borrower signed an agreement under which the borrower continued to manage the property, with the Bank controlling the property’s cash flow, including the lease payments collected and the expenses paid. As part of the agreement, the borrower was required to, and did turn over to the Bank, the net lease payments collected by the borrower for January and February 2013. The borrower is not required to make any further principal and interest payments and the title to the property will remain in the name of the borrower. However, the Bank controls the listing agreement with the realtor who currently has the property listed for $899,000 and the Bank will receive the net proceeds from the sale of the property when it is sold. The Bank received an updated appraisal in the amount of $930,000 as of April 2013, an increase of $31,000 from the March 2012 appraised value. If the borrower continues to manage the property and cooperate with the Bank, the borrower will be released from any further obligation following the property’s sale. The most recent financial information of the borrower and co-borrowers show very little net worth.  During the quarter ended September 30, 2013, the borrower signed a purchase agreement with a potential buyer at a sale price that would not cause the Bank to incur any additional loss on this Loan Relationship.  At the time of this filing, the sale of the property is expected to close by December 31, 2013.

•
Loan Relationship J. At September 30, 2013, there were five loans (including one loan, Loan J-1, that was restructured using the Note A/B split note strategy) comprising this relationship with an aggregate carrying value of $1.8 million. At June 30, 2013, the aggregate carrying value of the loan was $1.9 million. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that could be used for commercial development that is contiguous to the nonresidential real estate.  Loan J-2 is secured by a first mortgage on six one-to four-family non owner-occupied residential properties and an 80 acre tract of land.  Loan J-3 is secured by a first mortgage on the principal residence of the co-borrower who is signed on each of the loans in loan relationship J.  Loan J-4 is a home equity line of credit secured by a second mortgage on the principal residence of the co-borrower who is signed on each of the loans in loan relationship J.  Two of the Loan J-1 borrowers are corporate entities and each of the principals of the corporate borrowers individually signed as co-borrowers.  One of the Loan J-2 borrowers is a corporate entity and the principal of the corporate borrower individually signed as a co-borrower.  The Loan J-3 and Loan J-4 borrower is an individual borrower on each of the loans in Loan Relationship J.  At September 30, 2013 and June 30, 2013, Note A of Loan J-1 is included in the above table in “Nonaccrual, Nonresidential Real Estate”.  At September 30, 2013 and  June 30, 2013, Loan J-2, J-3, and J-4, are not included in the Nonaccrual table.  At September 30, 2013 and  June 30, 2013, Note A of Loan J-1 was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.  At September 30, 2013 and  June 30, 2013, Loan J-2 was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At September 30, 2013 and  June 30, 2013, Loans J-3 and J-4 were classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.

During the quarter ended June 30, 2013, the co-borrowers of Loan J-1 approached the Bank and stated the entity that had been buying the nonresidential real estate portion of this property on land contract, was vacating the premises.  The contract buyers also stated they would not be able to make the contract loan payments.  The co-borrowers had been using the payments from this land contract to make the payments to the Bank.  The Bank ordered an independent appraisal of the nonresidential real estate and the contiguous 1.753 acre tract of land.  The appraised value, received in June 2013, totaled $1.1 million, $720,000 for the nonresidential real estate property, and $390,000 for the 1.753 acres tract of land.  This was a decrease from the April 2007 aggregate appraised value of $1.6 million. The April 2007 appraisal was completed as nonresidential real estate located on a 3.923 acre tract of land.  The co-borrowers are able to pay $5,000 per month.  Half of the $5,000 pays for the monthly real estate taxes and the other half is paid on Loan J-1.  Therefore, in the June 30, 2013 quarter, Loan J-1, with a carrying value of $869,000, net of the charge off amount of $161,000, was put on nonaccrual and classified as substandard and was reported as a troubled debt restructuring.  The carrying value and the charge off amount were determined by an impairment analysis using 80% of the appraised value of the nonresidential real estate plus 75% of the appraised value of the 1.753 acre tract of land.  Subsequent to June 30, 2013, the borrowers signed a purchase agreement with an unrelated third party for the nonresidential real estate property at a sales price that would enable any unpaid principal balance to be fully collateralized by the remaining collateral.  At September 30, 2013, Loan J-1 is performing in accordance with its restructured terms, and  J-2, J-3, and J-4 were performing in accordance with their original terms.

36

•
Loan Relationship K. At September 30, 2013 and June 30, 2013, this Loan Relationship was comprised of eight loans (including one loan that was restructured using the Note A/B split note strategy) having an aggregate carrying value of $1.60 million and $1.62 million, respectively.  Loan K-1, which had previously been restructured in the Note A/B split note strategy, is secured by 12 one-to four-family non-owner occupied properties and one multi-family property, for a total of 13 rental properties.  Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers.  Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers.  Loan K-4 is secured by a vehicle title for an automobile of two of the individual co-borrowers.  Loan K-5 is secured by a first mortgage on the principal residence of two of the individual co-borrowers.  Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence of two of the individual co-borrowers.  Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence of two of the individual co-borrowers.  One of the Loan K-1 borrowers is a corporate entity and each of the principals, along with their spouses, individually signed as co-borrowers.  Two of the Loan K-2, K-3 and K-4 co-borrowers are individually signed.  Two of the Loan K-5 co-borrowers are individually signed.  One of the Loan K-6 and K-7 borrowers is a corporate entity and the principal, along with their spouse, individually signed as co-borrowers.  At September 30, 2013 and June 30, 2013, Note A of Loan K-1 is included in the above table in “Accruing Restructured Loans.”  At September 30, 2013 and June 30, 2013, Loans K-2, K-3, K-4, K-5, K-6, and K-7, are not included in the above nonaccrual table because these loans were performing in accordance with their original terms.  At September 30, 2013 and June 30, 2013, the Note A loan of Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.  At September 30, 2013 and June 30, 2013, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.  At September 30, 2013 and June 30, 2013, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.   At September 30, 2013 and June 30, 2013,  Loan K-4 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.  At September 30, 2013 and June 30, 2013,  Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.   At September 30, 2013 and June 30, 2013, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.   At September 30, 2013 and June 30, 2013, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.   At September 30, 2013, the Note A loans of Loan K-1 and Loan K-2, K-3, K-4, K-5, K-6, and K-7, were performing in accordance with their terms.  A more detailed history of Loan Relationship K follows.

In November 2011, a charge-off in the amount of $406,000 was established for Loan K-1 because of cash flow issues of the rental properties securing this relationship.  At that time independent appraisals were ordered.  The new appraisals, received in December 2011, reflected that the values of the properties had decreased to $1,262,000 from $1,998,500 as of May 2007. The Bank determined to restructure the loan utilizing the Note A/B split note strategy.  The first loan (Loan K-1, a Note A loan) was for $1,128,000 with the market rate of interest of 5.50% and a two year balloon payment.  This loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring.  The second loan (a Note B loan) had a balance of $415,000 and was charged-off.  This charge-off amount was $9,000 more than the charge-off amount established in November 2011.  In July 2012, the borrowers sold four of the rental properties and the net proceeds of $301,000 were applied to Loan K-1, reducing the principal to $823,000 from $1,125,000.  Also, a fifth rental property was released because of the condition of the property.  Therefore, in July 2012, there were a total of eight rental properties remaining as collateral for this loan relationship.

37

•
Loan Relationship L.   At September 30, 2013, this Loan Relationship was comprised of one loan having an aggregate carrying value of $535,000.  At June 30, 2013, this loan had a carrying value of $547,000. This loan is secured by a first mortgage on two one-to four-family non-owner occupied  properties and three nonresidential properties. The borrowers are husband and wife who jointly own these properties.  Each of the borrowers is also a co-borrower on the loan.  The loan is included in the above table  in “Nonaccrual loans nonresidential real estate” as of September 30, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, this loan is classified as “Nonresidential real estate, Substandard” at September 30, 2013 and June 30, 2013, and is reported as a troubled debt restructuring.  Originally, there were two loans comprising this relationship.  Those loans were originated in the first quarter of 2008 and had an aggregate net carrying value of $743,000 at March 31, 2008. This loan was performing in accordance with its restructured terms at September 30, 2013. A more detailed history of Loan Relationship L follows.

During the early part of 2011, the borrowers began to experience cash flow problems because a major tenant in one of the nonresidential properties was making sporadic rental payments. At June 30, 2011, the two loans were not 30 days delinquent. Nevertheless, the Bank ordered independent appraisals on the properties relating to the loan due to the sporadic rental payments the borrowers were receiving from their major tenant. The appraisals were received in June 2011 and reflected a total value of $676,000 compared to the original November 2007 appraised value of $1.2 million.  At September 30, 2011, one of the loans was 30 days delinquent because of the reoccurrence of the problem with rental payments from the major tenant discussed above.  At September 30, 2011, management determined to establish an impairment of $93,000 based on the borrowers’ recurring  cash flow problems.  Based on the then most recent appraisal indicating a known loss and  the borrowers’ cash flow problems created by the major tenant’s sporadic rental payments, in the quarter ending December 31, 2011, management determined to refinance the two loans into one loan at a below market interest rate.  A charge off of $124,000, inclusive of the impairment established in the September 30, 2011 quarter, was also recorded.  As part of the Bank’s ongoing monitoring and impairment analysis, the Bank obtained new appraisals on all five properties relating to Loan Relationship L, in the June 30, 2013 quarter.  The total value of these new appraisals was $680,000, reflecting an increase of $4,000 from the appraisals completed in June 2011.  In the quarter ended September 30, 2013, the borrowers received an offer from a qualified buyer to purchase one of the nonresidential properties for $182,000.  This particular nonresidential property appraised for $185,000 in June 2013.  As of the date of this filing, the sale of the property is expected to close by December 31, 2013.

The following table summarizes all Note A/B format loans at September 30, 2013:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
Nonresidential real estate	$3,048	$3,476	$6,524	5	5
Multi-family residential real estate	3,332	1,645	4,977	4	4
One- to four-family residential real estate	509	61	570	1	1
Total (1)	$6,889	$5,182	$12,071	10	10

(1)	Included in this total are an aggregate of $5.3 million comprised of Note As and $4.6 million comprised of Note Bs that are included in the discussion of Loan Relationships B, D, E, F, H and K.

Based on the fact that our loans receivable greater than 30 days past due and accruing in the multi-family residential real estate and nonresidential real estate portfolios totaled $257,000, which represents 0.3% of these loans at September 30, 2013, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At September 30, 2013
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(in thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to four-family residential real estate	$2,048	$1,624	$3,672	$7	$3,666	25	$4,137
Multi-family residential real estate	5,799	-	5,799	20	5,778	11	6,924
Nonresidential real estate	3,629	2,664	6,293	120	6,173	13	6,205
Total	$11,476	$4,288	$15,764	$147	$15,617	49	$17,266

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2013
	Recorded Investment	Number of Loans
(Dollars in amounts thousands)
Beginning balance	$18,915	52
Additions to TDRs	-	-
Charge-offs	(24)	-
Removal of TDRs(1)	(3,151)	(3)
Payments	(123)	-
Ending balance	$15,617	49

  (1)    The removal of these loans from TDR was due to the payoff of the loans during the quarter ended September 30, 2013.

Loans that were included in TDRs at September 30, 2013 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At September 30, 2013, there were 35 loans that required payments of principal and interest, and four loans that required interest payments only.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
	2013	2012
	(In thousands)
Special mention assets	$5,098	$9,384
Substandard assets	21,095	30,648
Total classified assets	$26,193	$40,032

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at September 30, 2013 and at June 30, 2013.

At September 30, 2013:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$97,481	$33,401	$9,649	$16,223	$28,680	$3,742	$2,344	$5,383	$196,903
Watch	6,049	961	4,678	5,176	11,997	—	866	1,779	31,506
Special mention	666	235	283	350	3,396	—	168	—	5,098
Substandard	4,286	513	1,363	7,631	7,279	—	23	—	21,095
Total	$108,482	$35,110	$15,973	$29,380	$51,352	$3,742	$3,401	$7,162	$254,602

At June 30, 2013:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$99,494	$34,506	$10,909	$16,900	$26,340	$2,200	$2,364	$5,691	$198,404
Watch	6,033	641	3,988	5,102	14,866	-	861	1,414	32,905
Special mention	756	17	388	353	3,343	-	186	-	5,043
Substandard	5,121	535	1,370	9,951	7,353	-	24	10	24,364
Total	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At September 30, 2013		At June 30, 2013
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$1,971	$721	$1,748	$706
Consumer	138	281	202	68
One- to four-family mortgage – nonowner-occupied	377	283	54	388
Multi-family mortgage	109	—	110	—
Nonresidential real estate mortgage – commercial and office buildings	894	114	286	18
Construction	—	—	—	—
Land	16	—	—	—
Commercial and agricultural	10	—	7	—
Total	$3,515	$1,399	$2,407	$1,180

The following table illustrates the changes to the allowance for loan losses for the three months ended September 30, 2013:

	One- to		One- to
	Four-		Four-	Multi-
	Family		Family	Family
	Mortgage		Mortgage	Mortgage	Non-			Commercial
	Owner-		Nonowner-	Nonowner-	Residential			and
	Occupied	Consumer	Occupied	Occupied	Real Estate	Construction	Land	Agricultural	Total
	(In thousands)
Allowance for Loan Losses:
Balance, July 1, 2013:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(46)	(22)	—	—	—	—	—	—	(68)
Recoveries	126	14	1	391	1	—	12	—	545
Provision (credit)	(44)	37	3	(423)	8	(6)	(12)	(5)	(442)
Ending Balance:	$978	$582	$219	$1,254	$2,395	$4	$17	$29	$5,478
Balance, Individually Evaluated	$—	$—	$7	$205	$120	$—	$—	$—	$332
Balance, Collectively Evaluated	978	582	212	1,049	2,275	4	17	29	5,146
Financing receivables: ending balance	108,482	35,110	15,973	29,380	51,352	3,742	3,401	7,162	254,602
Ending Balance: individually evaluated for impairment	4,286	513	1,363	7,631	7,177	—	22	-	20,992
Ending Balance: collectively evaluated for impairment	94,284	30,045	13,967	21,749	40,844	3,742	3,273	5,898	213,802
Ending Balance: loans acquired at fair value	9,912	4,552	643	-	3,331	—	106	1,264	19,808

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,			At June 30,
	2013			2013
			% of			% of
			Loans in			Loans in
		% of	Category		% of	Category
		Allowance	to		Allowance	to
		to Total	Total		to Total	Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,197	21.9%	48.9%	$1,157	21.3%	49.1%
Multi-family real estate	1,254	22.9	11.5	1,286	23.6	12.4
Nonresidential real estate	2,395	43.7	20.2	2,386	43.8	19.9
Land	17	0.3	1.3	17	0.3	1.3
Agricultural	—	-	1.4	-	-	1.4
Commercial	29	0.5	1.4	34	0.6	1.4
Consumer	582	10.6	13.8	553	10.2	13.7
Construction	4	0.1	1.5	10	0.2	0.8
Total allowance for loan losses	$5,478	100.0%	100.0%	$5,443	100.0%	100.0%
Total loans	$254,602			$260,716

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $16.6 million at September 30, 2013 and $16.8 million at June 30, 2013. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $32.2 million at September 30, 2013. Total securities classified as available-for-sale were $208.4 million at September 30, 2013. In addition, at September 30, 2013, we had the ability to borrow a total of approximately $117.0 million from the Federal Home Loan Bank of Indianapolis.

At September 30, 2013, we had $31.0 million in loan commitments outstanding, consisting of $1.3 million in mortgage loan commitments, $24.1 million in unused home equity lines of credit, $5.5 million in commercial lines of credit, and $112,000 in letters of credit outstanding.  Certificates of deposit due within one year of September 30, 2013 totaled $100.2 million. This represented 58.4% of certificates of deposit at September 30, 2013. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 16 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2013.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2013:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2013 (unaudited)
Tier 1 capital to risk-weighted assets	$61,439	25.69%	$9,566	4%	$14,349	6%
Total capital to risk-weighted assets	64,459	26.95%	19,134	8%	23,918	10%
Tier 1 capital to adjusted total assets	61,439	12.18%	20,177	4%	25,221	5%
Tangible capital to adjusted total assets	61,439	12.18%	7,566	1.5%	NA	NA

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

For the three months ended September 30, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2013. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

The following table presents the change in our net economic value of equity at June 30, 2013, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

				Economic
				Value of
				Equity as %
				of Economic
	Economic Value of Equity			Value of
	(Dollars in Thousands)			Total Assets
Basis Point (“bp”)				Economic
Change in Rates	Amount	Change	% Change	Value Ratio
300	$55,017	$(20,133)	(26.79)%	11.47%
200	61,199	(13,951)	(18.56)%	12.46%
100	70,046	(5,104)	(6.79)%	13.81%
0	75,170	—	—	14.38%
(100)	82,072	6,922	9.21%	15.51%
(200)	74,726	(424)	(0.56)%	14.12%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which could materially affect our business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended September 30, 2013.

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

Exhibit 101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

UNITED COMMUNITY BANCORP

Date: November 14, 2013	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date: November 14, 2013	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer

