Form 10-Q
period 2013-12-31
United Community Bancorp
filed 2014-02-12
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
Yes ☐     No ☒

As of  February 7, 2014, there were 5,149,564 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	December 31, 2013	June 30, 2013
Assets

Cash and due from banks	$2,384	$2,716
Interest-earning deposits in other financial institutions	19,169	14,071
Cash and cash equivalents	21,553	16,787

Investment securities:
Securities available for sale - at estimated market value	35,689	32,013
Securities held to maturity - at amortized cost	393	417
Mortgage-backed securities available for sale - at estimated market value	168,595	170,117

Loans receivable, net	247,165	254,578
Loans available for sale	-	417

Property and equipment, net	6,652	6,674
Federal Home Loan Bank stock, at cost	6,588	6,588
Accrued interest receivable:
Loans	922	906
Investments and mortgage-backed securities	774	730
Other real estate owned, net	799	618
Cash surrender value of life insurance policies	13,441	13,228
Deferred income taxes	4,555	4,504
Prepaid expenses and other assets	1,949	1,842
Goodwill	2,522	2,522
Intangible asset	615	690
Total assets	$512,212	512,631

Liabilities and Stockholders' Equity

Deposits	$420,466	$421,243
Advances from FHLB	15,000	15,000
Accrued interest on deposits	11	22
Accrued interest on FHLB advance	12	7
Advances from borrowers for payment of insurance and taxes	181	223
Accrued expenses and other liabilities	2,326	2,593
Total liabilities	437,996	439,088

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 and 5,563,387 shares issued at December 31, 2013 and 2012, respectively; 5,149,564 and 5,149,802 shares outstanding at December 31, 2013 and 2012, respectively	51	51
Additional paid-in capital	51,815	51,882
Retained earnings	28,256	27,371
Less shares purchased for stock plans	(3,352)	(3,648)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of income taxes	(2,554)	(2,113)

Total stockholders' equity	74,216	73,543

Total liabilities and stockholders' equity	$512,212	$512,631

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2013	2012	2013	2012

Interest income:
Loans	$2,972	$3,323	$6,069	$6,773
Investments and mortgage-backed securities	796	780	1,458	1,555
Total interest income	3,768	4,103	7,527	8,328
Interest expense:
Deposits	581	844	1,286	1,800
Borrowed funds	57	45	100	92
Total interest expense	638	889	1,386	1,892

Net interest income	3,130	3,214	6,141	6,436

Provision for (recovery of) loan losses	75	225	(367)	475

Net interest income after provision for (recovery of) loan losses	3,055	2,989	6,508	5,961

Other income:
Service charges	644	629	1,295	1,250
Gain on sale of loans	39	284	126	532
Gain on sale of investments	-	263	-	263
Loss on sale of other real estate owned	8	40	7	47
Gain on sale of fixed assets	-	-	136	-
Income from bank owned life insurance	104	82	212	217
Other	216	69	287	125
Total other income	1,011	1,367	2,063	2,434

Other expense:
Compensation and employee benefits	1,817	1,785	3,620	3,594
Premises and occupancy expense	293	372	597	711
Deposit insurance premium	79	104	176	281
Advertising expense	72	85	178	181
Data processing expense	339	346	745	719
Provision for loss on real estate owned	-	96	1	105
Intangible amortization	36	40	75	80
Professional fees	227	100	516	402
Other operating expenses	431	442	834	714
Total other expense	3,294	3,370	6,742	6,787

Income before income taxes	772	986	1,829	1,608

Income tax provision	190	290	485	418

Net income	$582	$696	$1,344	$1,190

Basic and diluted earnings per share	$0.12	$0.14	$0.28	$0.24

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income	$582	696	$1,344	$1,190

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	294	(602)	(441)	31

Reclassification adjustment for gains on securities available for sale included in income	-	(160)	-	(160)

Total comprehensive income (loss)	$876	$(66)	$903	$1,061

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
(In thousands)	2013	2012

Operating activities:
Net income	$1,344	$1,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201	253
Provision for (recovery of) loan losses	(367)	475
Deferred loan origination costs	(14)	(74)
Amortization of premium on investments	1,968	1,448
Proceeds from sale of loans	9,562	14,192
Loans disbursed for sale in the secondary market	(9,019)	(13,377)
Gain on sale of loans	(126)	(532)
Amortization of intangible asset	75	80
Amortization of acquisition-related loan yield adjustment	75	(119)
Amortization of acquisition-related credit risk adjustment	(257)	-
Amortization of acquisition-related CD yield adjustment	-	(8)
Gain on sale of investment securities	-	(263)
Gain on sale of fixed assets	(136)	-
Provision for loss on real estate owned	1	105
Gain on sale of other real estate owned	(7)	(47)
Increase in cash surrender value of life insurance	(212)	(217)
ESOP shares committed to be released	229	82
Deferred income taxes	209	173
Effects of change in operating assets and liabilities:
Accrued interest receivable	(60)	(51)
Prepaid expenses and other assets	(40)	74
Accrued interest	(6)	(12)
Accrued expenses and other	(268)	(122)

Net cash provided by operating activities	3,152	3,250

Investing activities:
Proceeds from sale of available for sale investment securities	45	-
Proceeds from maturity of held to maturity securities	24	22
Proceeds from repayment of mortgage-backed securities
available for sale	20,692	14,132
Proceeds from sale of mortgage-backed securities available for sale	-	23,817
Proceeds from sale of fixed assets	425	-
Proceeds from sale of other real estate owned	85	1,574
Purchases of available for sale investment securities	(4,106)	(7,244)
Purchases of mortgage-backed securities available for sale	(21,476)	(58,992)
Net decrease in loans	7,716	13,868
Purchase of bank owned life insurance	-	182
Capital expenditures	(468)	(71)

Net cash provided by (used in) investing activities	2,937	(12,712)

Financing activities:
Net decrease in deposits	(777)	(1,842)
Borrowings from Federal Home Loan Bank	5,000	-
Repayments of Federal Home Loan Bank advances	(5,000)	(500)
Proceeds from stock conversion	-	22,889
Dividends paid to stockholders	(504)	(812)

Net increase (decrease) in advances from borrowers for payment of insurance and taxes	(42)	23

Net cash provided by (used in) financing activities	(1,323)	19,758

Net increase in cash and cash equivalents	4,766	10,296

Cash and cash equivalents at beginning of period	16,787	29,079

Cash and cash equivalents at end of period	$21,553	$39,375

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION - United Community Bancorp, a federal corporation (“old United Community Bancorp”) completed its previously announced conversion from the mutual holding company form of organization to the stock holding company form on January 9, 2013. As a result of the conversion, United Community Bancorp, an Indiana corporation (“United Community Bancorp” or “Company”), became the holding company for United Community Bank (“Bank”), and United Community MHC and old United Community Bancorp, ceased to exist. As part of the conversion, all outstanding shares of old United Community Bancorp common stock (other than those owned by United Community MHC) were converted into the right to receive 0.6573 of a share of United Community Bancorp common stock.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  No other adjustments have been included.  The results for the three- and six-month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.  These financial statements should be read in conjunction the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2013, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2013.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.           EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of December 31, 2013 and June 30, 2013, the ESOP owned 274,307 shares of the Company’s common stock.  The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Basic weighted average outstanding shares	4,875,257	5,050,134	4,875,257	5,050,134
Effect of dilutive stock options	—	—	—	—
Diluted weighted average outstanding shares	4,875,257	5,050,134	4,875,257	5,050,134

4.           STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.  No stock-based compensation awards were granted during the three- and six-month periods ended December 31, 2013 and 2012.

5.           DIVIDENDS – On August 22, 2013 and October 24, 2013, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividends, totaling $504,000, were paid in September 2013 and November 2013, respectively.

6.           SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2013	2012
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$522	$223
Interest	$1,392	$1,904

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized loss on securities designated as available for sale, net of tax	$(441)	$(129)
Transfers of loans to other real estate owned	$260	$2,320
Beginning of period adjustment from transfer of mortgage servicing rights from amortized cost method to fair value method, net of tax	$45	$-

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

The estimated fair values of the Company’s financial instruments at December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013		June 30, 2013
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$21,553	$21,553	$16,787	$16,787
Investment securities available for sale	35,689	35,689	32,013	32,013
Investment securities held to maturity	393	393	417	417
Mortgage-backed securities	168,595	168,595	170,117	170,117
Loans receivable and loans receivable held for sale	247,165	245,625	254,995	253,472
Accrued interest receivable	1,696	1,696	1,636	1,636
Investment in FHLB stock	6,588	6,588	6,588	6,588

Financial liabilities:
Deposits	420,466	421,881	421,243	422,987
Accrued interest payable	23	23	29	29
FHLB advance	15,000	14,783	15,000	14,850

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2013:
Mortgage-backed securities	$168,595	$—	$168,595	$—
Municipal bonds	33,536	—	33,536	—
U.S. Government Agency Bonds	1,984	—	1,984	—
Other equity securities	169	169	—	—
Mortgage servicing rights(1)	789	—	789	—

June 30, 2013:
Mortgage-backed securities	$170,117	$—	$170,117	$—
Municipal bonds	31,851	—	31,851	—
Other equity securities	162	162	—	—

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

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2013:

Other real estate owned	$799	$—	$799	$—
Impaired loans	19,263	—	19,263	—

June 30, 2013:
Other real estate owned	$618	$—	$618	$—
Loans held for sale	417	—	417	—
Impaired loans	23,920	—	23,920	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2013:
Financial assets:
Cash and interest bearing deposits	$21,553	$21,553	$—	$—
Investment securities held to maturity	393	—	393	—
Loans receivable and loans held for sale	245,625	—	245,625	—
Accrued interest receivable	1,696	—	1,696	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	421,881	—	421,881	—
Accrued interest payable	23	—	23	—
FHLB advances	14,783	—	14,783	—

June 30, 2013:
Financial assets:
Cash and interest bearing deposits	$16,787	$16,787	$—	$—
Investment securities held to maturity	417	—	417	—
Loans receivable and loans held for sale	253,472	—	253,472	—
Accrued interest receivable	1,636	—	1,636	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	422,987	—	422,987	—
Accrued interest payable	29	—	29	—
FHLB advances	14,850	—	14,850	—

8.           INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$171,358	$293	$3,056	$168,595
Municipal bonds	34,891	193	1,548	33,536
U.S. Government Agency Bonds	2,000	-	16	1,984
Other equity securities	210	—	41	169
	$208,459	$486	$4,661	$204,284

Investment securities held to maturity at December 31, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$393	$—	$—	$393

Investment securities available for sale at June 30, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$172,478	$181	$2,542	$170,117
Municipal bonds	32,894	239	1,282	31,851
Other equity securities	210	—	48	162
	$205,582	$420	$3,872	$202,130

Investment securities held to maturity at June 30, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$417	$—	$—	$417

The mortgage-backed securities, callable bonds and municipal bonds available for sale have the following maturities at December 31, 2013:

	Amortized cost	Estimated market value
Due or callable in one year or less	$-	$-
Due or callable in 1 - 5 years	148,602	146,413
Due or callable in 5 - 10 years	51,390	50,037
Due or callable in greater than 10 years	8,257	7,665
Total debt securities	$208,249	$204,115

All other securities available for sale at December 31, 2013 are saleable within one year. The Bank held $393,000 and $417,000 in investment securities that are being held to maturity at December 31, 2013 and June 30, 2013, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of December 31, 2013
(dollars in thousands):

January 1, 2014 through June 30, 2014	$25
2015	117
2016	56
2017	61
2018	65
2018 and thereafter	69
$393

Gross proceeds on the sale of investment and mortgage-backed securities were $-0- and $23.8 million for the three-month periods ended December 31, 2013 and 2012, respectively. Gross proceeds on the sale of investment and mortgage-backed securities were $45,000 and $23.8 million for the six-month periods ended December 31, 2013 and 2012, respectively. Gross realized gains for the three-month periods ended December 31, 2013 and 2012 were $-0- and $263,000, respectively. Gross realized gains for the six-month periods ended December 31, 2013 and 2012 were $-0- and $263,000, respectively. There were no gross realized losses for the three- and six-month periods ended December 31, 2013 and 2012.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at December 31, 2013:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$84,067	$1,988	$40,462	$1,068	$124,529	$3,056
Municipal bonds	23,584	1,293	3,102	255	26,686	1,548
U.S. Government agency bonds	1,984	16	-	-	1,984	16
Other equity securities	-	-	169	41	169	41
	$109,635	$3,297	$43,733	$1,364	$153,368	$4,661
Number of investments	77		22		99

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the six-month period ended December 31, 2013:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2013	$690	$2,522
Amortization	(75)	-
Balance at December 31, 2013	$615	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of December 31, 2013:

January 1, 2014 through June 30, 2014	$68
2015	118
2016	117
2017	117
2018	117
2019	78
$615

10.           DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and six months ended December 31, 2013 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2013:	$978	$582	$219	$1,254	$2,395	$4	$17	$29	$5,478
Charge offs	(411)	(56)	-	-	(30)	-	(3)	-	(500)
Recoveries	241	40	-	10	26	-	-	1	318
Provision (credit)	199	72	(10)	(103)	(97)	8	3	3	75
Ending Balance:	$1,007	$638	$209	$1,161	$2,294	$12	$17	$33	$5,371
Allowance for Credit Losses:
Balance, July 1, 2013:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(457)	(78)	-	-	(30)	-	(3)	-	(568)
Recoveries	367	54	1	401	27	-	12	1	863
Provision (credit)	155	109	(7)	(526)	(89)	2	(9)	(2)	(367)
Ending Balance:	$1,007	$638	$209	$1,161	$2,294	$12	$17	$33	$5,371

Balance, Individually Evaluated	$-	$-	$-	$205	$120	$-	$-	$-	$325

Balance, Collectively Evaluated	$1,007	$638	$209	$956	$2,174	$12	$17	$33	$5,046

Financing receivables:
Ending balance	$108,846	$34,897	$15,548	$29,180	$49,230	$4,281	$3,268	$8,285	$253,535

Ending Balance: individually evaluated for impairment	$4,110	$640	$1,100	$7,574	$6,126	$-	$35	$3	$19,588

Ending Balance: collectively evaluated for impairment	$95,252	$29,850	$13,846	$21,606	$39,851	$4,281	$3,128	$7,048	$214,862

Ending Balance: loans acquired with deteriorated credit quality	$9,484	$4,407	$602	$-	$3,253	$-	$105	$1,234	$19,085

For the year ended June 30, 2013 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Charge offs	(254)	(165)	(68)	-	(457)	-	-	-	(944)
Recoveries	34	75	63	660	4	-	-	3	839
Provision (credit)	496	166	(16)	(1,289)	557	7	6	7	(66)
Ending Balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443

Balance, Individually Evaluated	$-	$-	$7	$205	$120	$-	$-	$-	$332

Balance, Collectively Evaluated	$942	$553	$208	$1,081	$2,266	$10	$17	$34	$5,111

Financing receivables:
Ending balance	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

Ending Balance: individually evaluated for impairment	$5,121	$535	$1,370	$9,951	$7,251	$-	$24	$-	$24,252

Ending Balance: collectively evaluated for impairment	$95,779	$30,406	$14,628	$22,355	$41,265	$2,200	$3,304	$5,816	$215,753

Ending Balance: loans acquired with deteriorated credit quality	$10,504	$4,758	$657	$-	$3,386	$-	$107	$1,299	$20,711

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b).

Credit Risk Profile by Internally Assigned Grade
At December 31, 2013
(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$98,732	$33,026	$8,668	$16,112	$27,872	$4,281	$2,353	$6,331	$197,375
Watch	5,290	1,049	5,317	5,147	10,627	—	712	1,951	30,093
Special mention	714	77	377	347	2,086	—	168	—	3,769
Substandard	4,110	745	1,186	7,574	8,645	—	35	3	22,298
Total:	$108,846	$34,897	$15,548	$29,180	$49,230	$4,281	$3,268	$8,285	$253,535

Credit Risk Profile by Internally Assigned Grade
At June 30, 2013
(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$99,494	$34,506	$10,909	$16,900	$26,340	$2,200	$2,364	$5,691	$198,404
Watch	6,033	641	3,988	5,102	14,866	—	861	1,414	32,905
Special mention	756	17	388	353	3,343	—	186	—	5,043
Substandard	5,121	535	1,370	9,951	7,353	—	24	10	24,364
Total:	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable
At December 31, 2013
(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,673	$728	$842	$3,243	$105,603	$108,846
Consumer	333	77	1	411	34,486	34,897
One- to Four- Family Non-Owner Occupied Mortgage	668	377	86	1,131	14,417	15,548
Multi-family Residential Real Estate Mortgage	-	-	-	-	29,180	29,180
Non-Residential Real Estate	2,418	117	853	3,388	45,842	49,230
Construction	-	-	-	-	4,281	4,281
Land	190	-	12	202	3,066	3,268
Commercial and Agricultural	6	-	3	9	8,276	8,285
Total	$5,288	$1,299	$1,797	$8,384	$245,151	$253,535

Age Analysis of Past Due Loans Receivable
At June 30, 2013
(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,748	$706	$889	$3,343	$108,061	$111,404
Consumer	202	68	8	278	35,421	35,699
One- to Four- Family Non-Owner-Occupied Mortgage	54	388	—	442	16,213	16,655
Multi-family Residential Real Estate Mortgage	110	—	2,263	2,373	29,933	32,306
Nonresidential Real Estate	286	18	719	1,023	50,879	51,902
Construction	—	—	—	—	2,200	2,200
Land	—	—	—	—	3,435	3,435
Commercial and Agricultural	7	—	—	7	7,108	7,115
Total	$2,407	$1,180	$3,879	$7,466	$253.250	$260,716

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

				For the three months ended December 31, 2013		For the six months ended December 31, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-	$-	$9
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	166	5	250
Multifamily Residential Real Estate Mortgage	3,174	3,379	(205)	31	3,207	56	3,469
Non-Residential Real Estate	1,867	1,987	(120)	5	1,869	22	2,045
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$5,041	$5,366	$(325)	$36	$5,242	$83	$5,773

Impaired Loans
				For the three months ended December 31, 2013		For the six months ended December 31, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$4,110	$4,866	$-	$15	$4,198	$35	$4,451
Consumer	640	1,176	-	7	577	13	550
One- to Four- Family Non-Owner Occupied Mortgage	1,100	1,162	-	7	1,063	15	1,045
Multifamily Residential Real Estate Mortgage	4,195	5,486	-	62	4,191	119	4,758
Non-Residential Real Estate	4,139	7,930	-	23	4,662	46	4,940
Construction	-	-	-	-	-	-	-
Land	35	46	-	-	29	-	26
Commercial and Agricultural	3	10	-	-	2	-	1
Total	$14,222	$20,676	$-	$114	$14,722	$228	$15,771

Impaired Loans
				For the three months ended December 31, 2013		For the six months ended December 31, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$4,110	$4,866	$-	$15	$4,198	$35	$4,460
Consumer	640	1,176	-	7	577	13	550
One- to Four- Family Non-Owner Occupied Mortgage	1,100	1,162	-	7	1,229	20	1,295
Multifamily Residential Real Estate Mortgage	7,369	8,865	(205)	93	7,398	175	8,227
Non-Residential Real Estate	6,006	9,917	(120)	28	6,531	68	6,985
Construction	-	-	-	-	-	-	-
Land	35	46	-	-	29	-	26
Commercial and Agricultural	3	10	-	-	2	-	1
Total	$19,263	$26,042	$(325)	$150	$19,964	$311	$21,544

Impaired Loans
				For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With an allowance recorded:

One- to Four- Family - Owner-Occupied	$—	$—	$—	$—	$20
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	334	341	(7)	21	405
Multi-family Residential Real Estate Mortgage	3,283	3,488	(205)	103	3,775
Nonresidential Real Estate	1,880	2,000	(120)	71	3,397
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$5,497	$5,829	$(332)	$195	$7,597

				For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Without an allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$5,121	$5,876	$—	$65	$5,799
Consumer	535	1,116	—	26	521
One- to Four- Family Non-Owner Occupied Mortgage	1,029	1,114	—	26	657
Multi-family Residential Real Estate Mortgage	6,463	8,570	—	219	7,855
Non-residential Real Estate	5,251	9,239	—	2,118	3,480
Construction	—	—	—	—	—
Land	24	45	—	27	26
Commercial and Agricultural	—	7	—	195	120
Total	$18,423	$25,967	$—	$2,676	$18,458

				For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
Mortgage One- to Four- Family - Owner-Occupied	$5,121	$5,876	$—	$65	$5,819
Consumer	535	1,116	—	26	521
One- to Four- Family Non-Owner Occupied Mortgage	1,363	1,455	(7)	47	1,062
Multifamily Residential Real Estate Mortgage	9,746	12,058	(205)	322	11,630
Nonresidential Real Estate	7,131	11,239	(120)	2,189	6,877
Construction	—	—	—	—	—
Land	24	45	—	27	26
Commercial and Agricultural	—	7	—	195	120
Total	$23,920	$31,796	$(332)	$2,871	$26,055

The Bank did not have any investments in subprime loans at December 31, 2013. Impaired loans at December 31, 2013 included troubled debt restructurings with an aggregate principal balance of $14.4 million and a recorded investment of $14.2 million. See Note 11 for a discussion on troubled debt restructurings.

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

The following tables summarize TDRs by loan type and accrual status.

	At December 31, 2013
			Total Unpaid			Number	Average
	Loan Status		Principal	Related	Recorded	of	Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,578	$1,709	$3,287	$-	$3,287	24	$3,476
Multi-family residential real estate	5,799	-	5,799	20	5,779	11	5,779
Nonresidential real estate	3,393	1,874	5,267	120	5,147	12	5,660
Total	$10,770	$3,583	$14,353	$140	$14,213	47	$14,915

	At June 30, 2013
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$2,061	$2,554	$4,615	$7	$4,608	27	$4,779
Multi-family residential real estate	5,827	2,263	8,090	20	8,070	12	9,935
Nonresidential real estate	3,656	2,701	6,357	120	6,237	13	5,941
Total	$11,544	$7,518	$19,062	$147	$18,915	52	$20,655

Interest income recognized on TDRs is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2013	2012	2013	2012

One-to-Four Family residential real estate	$14	$18	$34	$35
Multifamily residential real estate	92	83	174	169
Nonresidential real estate	28	28	67	48
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	$134	$129	$275	$252

At December 31, 2013, the Bank had 47 loans totaling $14.3 million that qualified as TDRs, and has established an allowance for losses on these loans of $140,000. With respect to the $14.3 million in TDRs, the Bank charged off $5.1 million with respect to these loans at the time these loans were restructured into the Note A/B format. At June 30, 2013, the Bank had 52 loans totaling $19.1 million that qualified as TDRs, and had an allowance for losses on these loans of $147,000. With respect to the $19.1 million in TDRs, the Bank charged off $5.1 million with respect to these loans at the time these loans were restructured into the Note A/B format. At December 31, 2013, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans classified as TDRs on a monthly basis.

Loans that were included in TDRs at December 31, 2013 and June 30, 2013 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered interest rate period, requiring the borrower to refinance at market interest rates at that time. At December 31, 2013, there were 43 loans with required principal and interest payments and four loans with required interest only payments. At June 30, 2013, there were 47 loans with required principal and interest payments and five loans with required interest only payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2013		Six Months Ended December 31, 2013
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$15,617	49	$18,915	52
Additions to TDR	20	-	20	-
Charge-offs	(30)	-	(54)	-
Removal of TDRs(1)	(1,051)	(2)	(4,202)	(5)
Payments	(343)	-	(466)	-
Ending balance	$14,213	47	$14,213	47

(1) The removal of these loans from TDR was due to the payoff of the loans during the six months ended December 31, 2013.

12.           EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)¸which clarifies when an in substance repossession or foreclosure has occurred and the creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan either when legal title to the residential real estate property is obtained upon completion of a foreclosure or when the borrower has conveyed all interest in the residential real property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar arrangement. The ASU also require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

13.           SUBSEQUENT EVENT – STOCK REPURCHASE PLAN

On February 3, 2014 the Company’s board of directors approved the repurchase of up to 514,956 shares of the Company’s outstanding common stock, which is approximately 10% of outstanding shares. Purchases will be conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.  The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios.  Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2013, which is available through the SEC’s website at www.sec.gov and in Part II, Item 1A, ‘Risk Factors” of this Form 10-Q.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of December 31, 2013 and June 30, 2013. The Company recognized no interest and penalties on the underpayment of income taxes during the three and six month periods ended December 31, 2013 and 2012, and had no accrued interest and penalties on the balance sheet as of December 31, 2013 and June 30, 2013. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2009.

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

Balance Sheet Analysis

Total assets were $512.2 million at December 31, 2013, compared to $512.6 million at June 30, 2013.  A $7.4 million decrease in loans was partially offset by a $4.8 million increase in cash and cash equivalents, and a $2.1 million increase in investment securities.  The decrease in loans was primarily the result of net payoffs totaling $5.8 million in one- to four-family real estate loans and $2.3 million in commercial real estate loans during the six months ended December 31, 2013. The increase in cash and cash equivalents and investment securities was the result of the payoff of loans with a portion of the proceeds redeployed into purchases of mortgage-backed securities and available for sale securities.

Total liabilities were $438.0 million at December 31, 2013, compared to $439.1 million at June 30, 2013.

Total stockholders’ equity was $74.2 million at December 31, 2013, compared to $73.5 million at June 30, 2013.  The increase was primarily the result of net income of $1.3 million for the six months ended December 31, 2013, partially offset by dividends paid of $504,000 and a $441,000 after-tax decrease in unrealized loss on investments.

Loans. At December 31, 2013, one- to four- family residential loans totaled $124.4 million, or 49.0% of total gross loans, compared to $128.1 million, or 49.1% of total gross loans, at June 30, 2013.  The reduction in the one- to four-family residential portfolio was primarily due to net payoffs totaling $5.8 million in one- to four-family real estate loans during the current year period.

Multi-family and nonresidential real estate loans totaled $78.4 million and represented 30.9% of total loans at December 31, 2013, compared to $84.2 million, or 32.3% of total loans, at June 30, 2013. The decrease was primarily attributable to payoffs totaling $4.7 million and payments totaling $2.5 million, partially offset by new loans of $1.4 million.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,		At June 30,
	2013		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$124,394	49.0%	$128,059	49.1%
Multi-family	29,180	11.5	32,306	12.4
Construction	4,281	1.7	2,200	0.8
Nonresidential real estate	49,230	19.4	51,902	19.9
Land	3,268	1.3	3,435	1.3
Commercial business	4,026	1.6	3,556	1.4
Agricultural	4,259	1.7	3,559	1.4
Consumer:
Home equity	30,958	12.2	31,411	12.0
Auto	1,508	0.6	1,468	0.6
Share loans	1,258	0.5	1,625	0.6
Other	1,173	0.5	1,195	0.5
Total consumer loans	34,897	13.8	35,699	13.7
Total loans	$253,535	100.0%	$260,716	100.0%
Less (plus):
Deferred loan costs, net	(1,043)		(1,025)
Undisbursed portion of loans in process	2,042		1,720
Allowance for loan losses	5,371		5,443
Loans, net	$247,165		$254,578

Loan Maturity

The following table sets forth certain information at December 31, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity is reported as due in one year or less.

		More Than
	Less Than	One Year to	More Than	Total
	One Year	Five Years	Five Years	Loans
	(in thousands)
One- to four-family residential real estate	$8,063	$30,604	$85,727	$124,394
Multi-family real estate	866	6,322	21,992	29,180
Construction	1,367	-	2,914	4,281
Nonresidential real estate	3,273	18,771	27,186	49,230
Land	1,064	1,201	1,003	3,268
Commercial	1,358	1,733	935	4,026
Agricultural	363	3,253	643	4,259
Consumer	1,593	3,107	30,197	34,897
Total	$17,947	$64,991	$170,597	$253,535

The following table sets forth the dollar amount of all loans at December 31, 2013 due after December 31, 2014 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$37,681	$78,650	$116,331
Multi-family real estate	9,585	18,729	28,314
Construction	2,308	606	2,914
Nonresidential real estate	9,690	36,267	45,957
Land	268	1,936	2,204
Commercial	1,111	1,557	2,668
Agricultural	929	2,967	3,896
Consumer	1,862	31,442	33,304
Total	$63,434	$172,154	$235,588

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
			(in thousands)
Total loans at beginning of period	$260,716	$288,199	$254,602	$277,169
Loans originated (1):
One- to four-family residential real estate	11,608	18,522	6,153	8,886
Multi-family residential real estate	—	88	—	88
Construction	1,039	471	1,039	—
Nonresidential real estate	1,327	3,482	815	3,430
Land	190	640	164	640
Commercial business	574	524	557	133
Consumer	1,139	4,602	585	1,470
Total loans originated	15,877	28,329	9,313	14,647
Deduct:
Loan principal repayments	14,039	31,583	8,579	13,410
Loans originated for sale	9,019	13,377	1,801	6,838
Net loan activity	(7,181)	(16,631)	(1,067)	(5,601)
Total loans at end of period	$253,535	$271,568	$253,535	$271,568
_______________________

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three and Six Months Ended December 31, 2013 and 2012

Overview. Net income decreased $114,000 to $582,000 for the quarter ended December 31, 2013, compared to net income of $696,000 for the quarter ended December 31, 2012. Net income for the six months ended December 31, 2013 was $1.3 million compared to net income of $1.2 million for the six months ended December 31, 2012.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three and six months ended December 31, 2013 and 2012.

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Interest income:
Loans	$2,972	$3,323	(10.6)%	$6,069	$6,773	(10.4)%
Investment and mortgage backed securities	791	776	1.9	1,448	1,548	(6.5)
Other interest-earning assets	5	4	25.0	10	7	42.9
Total interest income	3,768	4,103	(8.2)	7,527	8,328	(9.6)

Interest expense:
NOW and money market deposit accounts	50	70	(28.6)	190	197	(3.6)
Passbook accounts	52	98	(46.9)	105	202	(48.0)
Certificates of deposit	479	676	(29.1)	991	1,401	(29.3)
Total interest-bearing deposits	581	844	(31.2)	1,286	1,800	(28.6)
FHLB advances	57	45	26.7	100	92	8.7
Total interest expense	638	889	(28.2)	1,386	1,892	(26.7)
Net interest income	$3,130	$3,214	(2.6)	$6,141	$6,436	(4.6)

Net interest income decreased $84,000, or 2.6%, to $3.1 million for the quarter ended December 31, 2013 as compared to $3.2 million for the quarter ended December 31, 2012.   A decrease of $335,000 in interest income was partially offset by a $251,000 decrease in interest expense.  The decrease in interest income was the result of a $22.4 million decrease in the average balance of loans, a decrease in the average rate earned on loans from 4.94% for the quarter ended December 31, 2012 to 4.82% for the quarter ended December 31, 2013, and a decrease in the average rate earned on investments from 1.81% for the quarter ended December 31, 2012 to 1.53% for the quarter ended December 31, 2013, partially offset by a $35.2 million increase in the average balance of investments. The decrease in average loans was due primarily to a reduction of $10.6 million in one- to four-family commercial loan payoffs of $9.8 million and $946,000 transferred to OREO. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.78% for the quarter ended December 31, 2012 to 0.55% for the quarter ended December 31, 2013.

Net interest income decreased $295,000, or 4.6%, to $6.1 million for the six months ended December 31, 2013 as compared to $6.4 million for the six months ended December 31, 2012.   A decrease of $801,000 in interest income was partially offset by a $506,000 decrease in interest expense.  The decrease in interest income was the result of a $24.4 million decrease in the average balance of loans, a decrease in the average rate earned on loans from 4.96% for the six months ended December 31, 2012 to 4.88% for the six months ended December 31, 2013, and a decrease in the average rate earned on investments from 1.90% for the six months ended December 31, 2012 to 1.40% for the six months ended December 31, 2013, partially offset by a $43.7 million increase in the average balance of investments.  The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.84% for the six months ended December 31, 2012 to 0.60% for the six months ended December 31, 2013.  Changes in interest rates are reflective of decreases in overall market rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2013 and 2012.  For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only.  Yields are not presented on a tax equivalent basis.

	Three Months Ended December 31,						Six Months Ended December 31,
	2013			2012			2013			2012
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$246,711	$2,972	4.82%	$269,073	$3,323	4.94%	$248,561	$6,069	4.88%	$272,961	$6,773	4.96%
Investment and mortgage backed securities	206,458	791	1.53	171,270	776	1.81	206,507	1,448	1.40	162,811	1,548	1.90
Other interest-earning assets	24,424	5	0.08	27,502	4	0.06	21,901	10	0.09	28,946	7	0.05
	477,593	3,768	3.16	467,845	4,103	3.51	476,969	7,527	3.16	464,718	8,328	3.58
Noninterest-earning assets	38,528			37,078			38,520			36,791
Total assets	$516,121			$504,923			$515,489			$501,509

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	163,175	50	0.12	160,754	70	0.17	160,387	190	0.24	158,477	197	0.25
Passbook accounts (1)	93,064	52	0.22	81,994	98	0.48	94,309	105	0.22	81,611	202	0.50
Certificates of deposit (1)	168,928	479	1.13	187,456	676	1.44	171,115	991	1.16	188,942	1,401	1.48
Total interest-bearing deposits	425,167	581	0.55	430,204	844	0.78	425,811	1,286	0.60	429,030	1,800	0.84
FHLB advances	13,750	57	1.66	10,458	45	1.72	12,857	100	1.56	10,583	92	1.74
Total interest-bearing liabilities	438,917	638	0.58	440,662	889	0.81	438,668	1,386	0.63	439,613	1,892	0.86
Noninterest bearing liabilities, commitments and contingencies	3,101			8,818			3,164			6,585
Total liabilities, commitments and contingencies	442,018			449,480			441,832			446,198
Stockholders' equity	74,103			55,443			73,657			55,311
Total liabilities and stockholders' equity	$516,121			$504,923			$515,489			$501,509
Net interest income		$3,130			$3,214			$6,141			$6,436
Interest rate spread			2.58%			2.70%			2.53%			2.72%
Net interest margin (annualized)			2.62%			2.75%			2.58%			2.77%
Average interest-earning assets to average interest-bearing liabilities			108.81%			106.17%			108.73%			105.71%

Provision for (Recovery of) Loan Losses. The provision of loan losses was $75,000 for the quarter ended December 31, 2013, compared to $225,000 for the same quarter in the prior year. The recovery of loan losses was $367,000 for the six months ended December 31, 2013, compared to a provision for loan losses of $475,000 for the same period in the prior year. The decrease in the provision for loan losses was primarily due to a $379,000 recovery of a commercial loan and a $124,000 recovery from two one- to four-family loans during the six months ended December 31, 2013.  The decrease in the provision for loan losses is also reflective of continued improvement in our asset quality. Nonperforming assets as a percentage of total assets decreased from 2.98% at December 31, 2012 to 1.88% at December 31, 2013.

Other Income. The following table summarizes other income for the three and months ended December 31, 2013 and 2012.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)

Service charges	$644	$629	2.4%	$1,295	$1,250	3.6%
Gain on sale of loans	39	284	(86.3)	126	532	(76.3)
Gain on sale of investments	-	263	(100.0)	-	263	(100.0)
Loss on sale of other real estate owned	8	40	(80.0)	7	47	(85.1)
Gain on sale of fixed assets	-	-	-	136	-	100.00
Income from Bank Owned Life Insurance	104	82	26.8	212	217	(2.3)
Other	216	69	213.0	287	125	129.6
Total	$1,011	$1,367	(26.0)	$2,063	$2,434	(15.2)

Other income decreased $356,000, or 26.0%, to $1.0 million for the quarter ended December 31, 2013 compared to $1.4 million for the prior year quarter. The decrease is primarily due to a $245,000 decrease in gain on sale of loans and a $263,000 decrease in gain on sale of investments, partially offset by a $147,000 increase in other income.  Other income decreased $371,000, or 15.2%, to $2.1 million for the six months ended December 31, 2013 compared to $2.4 million for the prior year period. The decrease is primarily due to a $406,000 decrease in gain on sale of loans and a $263,000 decrease in gain on sale of investments, partially offset by a $136,000 increase in gain on sale of fixed assets and a $162,000 increase in other income.

The decrease in gain on sale of loans is the result of a higher level of refinancing activity during the quarter and six month periods ended December 31, 2012 as compared to the current year quarter and six month periods due to higher loan rates in the current year. The decrease in gain on sale of investments is due to the sale of mortgage-backed securities in the prior year period with no such sales in the current year period. The increase in other income is primarily due to an increase in the value of mortgage servicing rights during the quarter and six month periods ended December 31, 2013. The increase in income from mortgage servicing rights is primarily due to the year over year decrease in the prepayment of mortgages.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and six months ended December 31, 2013 and 2012.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)

Compensation and employee benefits	$1,817	$1,785	1.8%	$3,620	$3,594	0.7%
Premises and occupancy expense	293	372	(21.2)	597	711	(16.0)
Deposit insurance premium	79	104	(24.0)	176	281	(37.4)
Advertising expense	72	85	(15.3)	178	181	(1.7)
Data processing expense	339	346	(2.0)	745	719	3.6
Provision for loss on real estate owned	-	96	(100.0)	1	105	(99.0)
Intangible amortization	36	40	(10.0)	75	80	(6.3)
Professional fees	227	100	127.0	516	402	28.4
Other operating expenses	431	442	(2.5)	834	714	16.8
Total	$3,294	$3,370	(2.3)	$6,742	$6,787	(0.7)

Noninterest expense decreased $76,000 to $3.3 million for the quarter ended December 31, 2013 compared to $3.4 million for the prior year quarter. Decreases of $79,000 in premises and occupancy expense and $96,000 in provision for loss on real estate owned were partially offset by an increase of $127,000 in professional fees.  Noninterest expense decreased $45,000 to $6.7 million for the six months ended December 31, 2013 compared to $6.8 million for the prior year period. Decreases of $114,000 in premises and occupancy expense, $105,000 in deposit insurance premium and $104,000 in provision for loss on real estate owned were partially offset by increases of $114,000 in professional fees and $120,000 in other operating expenses.

The decrease in premises and occupancy expense was primarily the result of non-recurring expenses for data processing upgrades in the prior year.  The decrease in provision for loss on real estate owned is due to write-downs on two commercial OREO properties in the prior year period with no such write-downs during the current period.  The increase in professional fees is primarily the result of acquiring outside resources for internal audit and planning in the current year.  The increase in other operating expenses is primarily the result of a $94,000 increase in loan related expense short-term associated with a promotion during the current year period.

Income Taxes. Income tax expense for the three months ended December 31, 2013 was $190,000 compared to $290,000 for the three months ended December 31, 2012.  The decrease in income tax expense for the current year quarter is primarily due to a decrease in income before income taxes.  Income tax expense for the six months ended December 31, 2013 was $485,000 compared to $418,000 for the six months ended December 31, 2012. The increase in income tax expense during the current year six month period compared to the prior year six month period is primarily the result of an increase in income before income taxes.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets, nonaccrual loans, and TDRs that are delinquent or have not been performing in accordance with their restructured terms for a specified period of time to be nonperforming assets.

All of the TDRs at December 31, 2013 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At December 31, 2013, 47 loans were considered to be TDRs (with a recorded investment of $14.2 million) of which 28 loans (with a recorded investment of $3.6 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At	At
	December 31,	June 30,
	2013	2013
(Dollars in thousands)	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$1,923	$1,876
Multi-family real estate	1,775	1,861
Nonresidential real estate and land	894	918
Consumer	644	535
Total nonaccrual loans	5,236	5,190
Nonaccrual restructured loans:
One- to four-family residential real estate	1,709	2,554
Multi-family real estate	-	2,263
Nonresidential real estate and land	1,874	2,701
Total nonaccrual restructured loans	3,583	7,518
Total nonperforming loans	8,819	12,708
Real estate owned	799	618
Total nonperforming assets	9,618	$13,326
Accruing restructured loans	10,770	11,543
Accruing restructured loans and nonperforming assets	$20,388	$24,869
Total nonperforming loans to total loans	3.48%	4.87%
Total nonperforming loans to total assets	1.72	2.48
Total nonperforming assets to total assets	1.88	2.60
Total number of nonperforming loans	76	79

The decrease in nonperforming loans is primarily due to the payoff of a multifamily loan with a carrying value of $2.3 million and of a payoff of two one- to four-family loans with a total carrying value of $887,000 during the six months ended December 31, 2013.

Interest income that would have been recorded for the three and six months ended December 31, 2013 had nonaccruing loans been current according to their original terms was $113,000 and $224,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $50,000 and $110,000 for the respective three and six months ended December 31, 2013.

At December 31, 2013, the percentage of nonperforming assets to total assets decreased by 0.72%, or 27.7%, to 1.88% as compared to 2.60% at June 30, 2013.  A discussion of United Community Bank’s largest loans that were reported as nonperforming at either December 31, 2013 or June 30, 2013 are described below in the narratives regarding the “Loan Relationships”. As reflected below, some of the Loan Relationships include loans that were restructured using the “Note A/B split note strategy” for which the amount of  the Note B loan has been charged-off, with the borrower remaining responsible for that charged off amount.

For purposes of this discussion, only the Note A loans are identified by a Loan number within each Loan Relationship (such as “Loan A-1”, “Loan A-2”, and “Loan A-3”).

The four largest nonaccrual loans at December 31, 2013 were comprised of the loans in Loan Relationships B, G, J and L. Loan Relationship I, which was reported as a nonaccrual loan at September 30, 2013, was paid off in full as of December 31, 2013 with no additional loss to the Bank.  Therefore, Loan Relationship I has been removed from the narratives below. No additional loan relationships were added to the narratives below as none were considered material.  At December 31, 2013 and June 30, 2013, the five largest charge-offs were comprised of loans in Loan Relationships B, E, F, H and K.  Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship A. At December 31, 2013, this Loan Relationship consisted of one loan (Loan A-2) that had an aggregate carrying value of $1.6 million. Loan A-2 is secured by a first mortgage on two mobile home parks. At December 31, 2013 and at June 30, 2013, Loan A-2 is included in the above table in “Accruing restructured loans” due to its restructuring described in the paragraph that follows, and was classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At June 30, 2013, this Loan Relationship consisted of two loans (Loans A-1 and A-2) which had an aggregate carrying value of $3.9 million. At June 30, 2013, Loan A-1 is included in the above table in “Nonaccrual restructured loans, Multi-family real estate.” During the quarter ended December 31, 2012, Loans A-1 and A-2 reverted to the interest rate required by the terms of the original adjustable rate loan. At December 31, 2013, Loan A-2 was performing in accordance with its original terms. Loan A-1 was not included in the above table at December 31, 2013 because the loan was paid off during that quarter, with its full carrying value of $2.3 million, plus the $379,000 charge off related to the loan, being recovered. As described below, the Loan Relationship had previously included a third loan, Loan A-3, which had also previously been restructured using the Note A/B split note strategy. Loan A-3, was paid off during the quarter ended June 30, 2013, with the full carrying value of Note A and Note B loans, $994,000 and $651,000, respectively, being recovered. Accordingly, Loan A-3 is not included in the above table at December 31, 2013 or at June 30, 2013. A more detailed history of Loan Relationship A follows.

The loans comprising Loan Relationship A were originally restructured in October and November, 2010. At the time of the first restructuring in 2010, Loan A-1, had a carrying value of $3.0 million, was 180 days delinquent, and Loans A-2 and A-3 were performing in accordance with their original terms. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on the two performing loans that were restructured. The borrowers paid a loan modification fee of $3,000 for this restructuring. After the effect of restating the June 30, 2010 financial statements, management established a specific allocation on these three loans through a charge-off to the general allowance for loan losses of $1.1 million at June 30, 2010. On each of the three loans, one of the borrowers is a corporate entity.  Also, each of the principals of the corporate borrowers on the three loans individually signed as co-borrowers. At the time of the restructuring, the Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of the potential future losses. In March 2011, Loan A-3 was again restructured through a troubled debt restructuring as a result of the borrower experiencing cash flow problems during the quarter ended March 31, 2011. The cash flow problems experienced were the combined effect of decreased rental income and the failure to pay real estate property taxes. However, due to certain financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loan. Based upon a cash flow analysis of the properties performed by management, $651,000 of the $6.4 million in loans was charged-off when the loan was restructured using the Note A/B split note strategy. This split was done for one loan that had a balance of $1.6 million before the split. After the split, the Note A loan, Loan A-3, had a balance of $994,000 and Note B loan had a balance of $651,000. Prior to the loan being restructured in March 2011, the restructured loan carried a $650,000 specific reserve as restated on the Company’s Form 10-K, as amended, for the year ended June 30, 2011 filed with the Securities and Exchange Commission on March 28, 2012 that was included in Note B loan and charged-off.

•	Loan Relationship B. At December 31, 2013, this Loan Relationship consisted of four loans (two Note A loans, Loan B-1 and Loan B-2, and two Note B loans) having an aggregate carrying value of $1.4 million. At June 30, 2013, the aggregate carrying value of the loans was $1.4 million. At December 31, 2013, Loan B-1 which, as described in further detail below, was previously restructured using the Note A/B split note strategy, had an aggregate carrying value of $1.2 million, and is secured by a first mortgage on two separate retail strip shopping centers. At December 31, 2013, Loan B-2 which, as described in further detail below was previously structured using the Note A/B split note strategy, had an aggregate carrying value of $175,000 and is secured by a single purpose commercial use property. The two Note A Loans (Loans B-1 and B-2) in this Loan Relationship are included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at December 31, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, Loans B-1 and B-2 are classified as “Nonresidential real estate, Substandard” at December 31, 2013 and June 30, 2013. Loans B-1 and B-2 were performing in accordance with their restructured terms at December 31, 2013. A more detailed history of Loan Relationship B follows.

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

•	Loan Relationship D. At December 31, 2013 and June 30, 2013, Loan Relationship D was comprised of two loans (a Note A loan and a Note B loan ) which had an aggregate carrying value of $1.3 million. The loans are secured by a first mortgage on a 62-unit apartment complex near a college campus. As described below, this loan was previously restructured, using the Note A/B split note strategy. As of December 31, 2013 and June 30, 2013, the first loan (a Note A loan) is included in “Accruing restructured loans” in the above table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the first loan (a Note A loan) is classified as “Multi-family residential real estate, Substandard,” at December 31, 2013 and June 30, 2013. There are no personal guarantees or co-borrowers on these loans. The Note A loan in Loan Relationship D was performing in accordance with its restructured terms at December 31, 2013. A more detailed history of Loan Relationship D follows.

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

•	Loan Relationship E. At December 31, 2013, this Loan Relationship was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $286,000. At June 30, 2013, this Loan Relationship was comprised of two loans having an aggregate carrying value of $516,000. The loans are secured by nonresidential properties (warehouses). There are no personal guarantees or co-borrowers on these loans. As described below, these loans were previously restructured using the Note A/B split note strategy. The first loan (a Note A loan) is included in the above table in “Accruing restructured loans” at December 31, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the Note A loan was classified as “Nonresidential real estate, Substandard” at December 31, 2013 and June 30, 2013. The Note A loan in Loan Relationship E was performing in accordance with its restructured terms at December 31, 2013. A more detailed history of Loan Relationship E follows.

Originally, Loan Relationship E was comprised of one loan.  The loan was restructured in April 2010. At June 30, 2010, the charge-off to the general allowance for loan losses, based upon a then current independent appraisal, was $308,000.  The restructured loan had payments deferred for one year, while accruing interest at a market rate. This loan was scheduled to undergo an interest rate and payment reset in February 2011, pursuant to the terms of the note. There were no personal guarantees or co-borrowers on this loan. At the time of the loan adjustment period, it became apparent that the borrower would have difficulty making the required monthly payments beginning in February 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the Note A/B split note strategy in March 2011. The terms of Note A were calculated using the borrower’s then current financial information to determine the amount of the payment at which the borrower would have a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s normal underwriting standards. A restructuring fee of $9,000 was charged and included in Note B at March 31, 2011. After the restructuring in March 2011, the Note A loan had a balance of $569,000. This loan  was put on nonaccrual, classified as substandard and was reported as a troubled debt restructuring. The Note B loan had a balance of $508,000. The full amount of the Note B loan was charged-off in the quarter ended March 31, 2011, inclusive of the previous specific reserve of $308,000 recorded during the period ended June 30, 2010.  During the quarter ended March 31, 2013, the balloon payments for these loans became due. At that time, the Bank had been reviewing the cash flow of the property on a monthly basis and knew that the cash flows had not changed. An independent appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in February 2013, and the appraised value of the property had decreased to $910,000 from $997,000 in February 2011. The loans were refinanced into two loans, again using the Note A/B split note strategy. The first loan (a Note A loan) had a balance of $519,000 with a market interest rate of 5.50%, for a 30- year term and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a troubled debt restructuring. The second loan (a Note B loan) had a balance of $507,000 and was charged off. This charged off amount equaled the amount of the Note B loan originated in March 2011. In the quarter ended December 31, 2013, the borrower sold one of the four nonresidential properties securing the Note A loan and the Note B loan.  The Bank received the net proceeds of $227,000 from this sale and applied these net proceeds to the balance of the Note A loan. As stated above, as of December 31, 2013, the net carrying value for this Loan Relationship is $286,000.

•	Loan Relationship F. At December 31, 2013 and June 30, 2013, Loan Relationship F was comprised of two loans (a Note A and a Note B) having an aggregate carrying value of $443,000 and $444,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom individually are co-borrowers of the loan. As described below, these loans were previously restructured using the Note A/B split note strategy. The first loan (a Note A loan) is included in the above table as “Accruing restructured loans” at December 31, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the Note A loan is classified as “Multi-family real estate, Substandard” at December 31, 2013 and June 30, 2013. The Note A loan in Loan Relationship F was performing in accordance with its restructured terms at December 31, 2013. A more detailed history of Loan Relationship F follows.

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

•	Loan Relationship G. At December 31, 2013, the loan in Loan Relationship G had a carrying value of $1.8 million. At June 30, 2013, the loan in Loan Relationship G had a carrying value of $1.9 million. This loan is secured by a 93-pad mobile home park and an 87-pad mobile home park. The borrowers are two limited liability corporations and the two co-borrowers are the principals of the corporations. This loan is a participation loan with another financial institution. The Bank is the lead lender and has a 79% interest in the loan. This loan is included in the above table in “Nonaccrual Loans, Multi-family real estate” at December 31, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, this loan is classified as “Multi-family residential real estate, Substandard,” at December 31, 2013 and June 30, 2013. At December 31, 2013, the loan was performing in accordance with its original terms. A more detailed history of Loan Relationship G follows.

The borrowers approached the Bank in May 2011 and stated they were having cash flow problems even though the loan was current. The Bank received updated financial information from the borrowers after being advised of  these cash flow problems. The financial information showed there were cash flow problems, but that the co-borrowers had been infusing their personal funds. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in July 2011, and the appraised value of the properties had decreased to $2.13 million from $3.6 million in September 2010.  Based on the cash flow of the properties, the Bank established impairment in the amount of $400,000, effective June 30, 2011, based on the information available when the June 30, 2011 financial statements were issued. At June 30, 2011, the Bank’s portion of the loan balance was $2.1 million, and the carrying value of the Bank’s portion of the loan was $1.7 million. At January 31, 2012, the loan was 39 days delinquent and the Bank was not receiving current financial information. Accordingly, new appraisals were ordered and received in March 2012, reflecting an aggregate appraised value of $2.8 million which was an increase from the $2.13 million appraised value from July 2011. The borrower brought the loan current by June 30, 2012. The borrower has recently hired a management company and the Bank has been receiving the borrower’s financial statements on a timely basis.

•	Loan Relationship H. At December 31, 2013 and June 30, 2013, Loan Relationship H was comprised of three loans having an aggregate carrying value of $1.0 million. At December 31, 2013, Loan H-1, which as described in further detail below, was previously restructured using the Note A/B split note strategy, had an aggregate carrying value $729,000. At June 30, 2013, Loan H-1 had an aggregate carrying value of $734,000. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability corporation and the two co-borrowers are principals of the limited liability corporation. Loan H-1 is included in the above table as “Accruing restructured loans,” at December 31, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, Loan H-1 is classified as “Multi-family residential real estate, Substandard” at December 31, 2013 and June 30, 2013. Additionally, during the quarter ended June 30, 2013 the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At December 31, 2013, the balance of Loan H-2 was $270,000. At June 30, 2013, the balance for Loan H-2 was $276,000. Loan H-2 is not included in the above table as “Accruing restructured loans” at December 31, 2013 and June 30, 2013. At December 31, 2013 and June 30, 2013, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2013, Loan H-1 was performing in accordance with its restructured terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship H follows.

Originally, Loan Relationship H was comprised of one loan.  The interest rate was to reset to 5.75% on June 1, 2012. The borrowers indicated the cash flow of the property could not sustain the increase in interest rate. Independent appraisals were ordered in the June 30, 2012 quarter and received in June 2012, and indicated a collateral value of $978,000 on properties for which UCB has a first lien. The Bank recorded a charge-off, as of June 30, 2012, of $481,000, to reflect the carrying value of the loan at $744,000.  Prior to the establishment of the $481,000 charge-off in the June 30, 2012 quarter, management had established a specific allocation on this loan through a charge-off  to the general allowance beginning in the June 30, 2009 quarter.  The amount of the specific allocation as of March 31, 2012 was $639,000. The one loan was performing in accordance with its restructured terms at June 30, 2012. In the September 30, 2012 quarter, the borrowers again indicated the cash flow of the property could not sustain the loan. Therefore, the one loan was restructured, using the Note A/B split note strategy.  The first loan (a Note A loan) was for $748,000, with a market rate of interest of 5.00%, for a 30-year term and a three year balloon payment.  The carrying value of this loan was placed on nonaccrual, classified as substandard, and considered a troubled debt restructuring. The second loan (a Note B loan) was for $515,000 (inclusive of the $481,000 that was charged off in the June 30, 2012 quarter) and was charged off.

•	Loan Relationship J. At December 31, 2013, there were four loans comprising this relationship with an aggregate carrying value of $1.8 million. At June 30, 2013, the aggregate carrying value of the loan was $1.9 million. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that is contiguous to the nonresidential real estate and is zoned for commercial development. Loan J-2 is secured by a first mortgage on six one-to four-family non owner-occupied residential properties and an 80 acre tract of land. Loan J-3 is secured by a first mortgage on the principal residence of the co-borrower who has co-signed on each of the loans in loan relationship J. Loan J-4 is a home equity line of credit secured by a second mortgage on the principal residence of the co-borrower who is signed on each of the loans in Loan Relationship J. Two of the Loan J-1 borrowers are corporate entities and each of the principals of the corporate borrowers individually signed as co-borrowers. One of the Loan J-2 borrowers is a corporate entity and the principal of the corporate borrower individually signed as a co-borrower. The Loan J-3 and Loan J-4 borrower is an individual borrower on each of the loans in Loan Relationship J. At December 31, 2013 and June 30, 2013, Loan J-1 is included in the above table in “Nonaccrual, Nonresidential Real Estate”. At December 31, 2013 and June 30, 2013, Loan J-2, J-3, and J-4, are not included in the Nonaccrual table. At December 31, 2013 and June 30, 2013, Loan J-1 was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2013 and June 30, 2013, Loan J-2 was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2013 and June 30, 2013, Loans J-3 and J-4 were classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40.

During the quarter ended June 30, 2013, the co-borrowers of Loan J-1 approached the Bank and stated the entity that had been buying the nonresidential real estate portion of this property on land contract, was vacating the premises.  The contract buyers also stated they would not be able to make the contract loan payments.  The co-borrowers had been using the payments from this land contract to make the payments to the Bank.  The Bank ordered an independent appraisal of the nonresidential real estate and the contiguous 1.753 acre tract of land.  The appraised value, received in June 2013, totaled $1.1 million, $720,000 for the nonresidential real estate property, and $390,000 for the 1.753 acres tract of land.  This was a decrease from the April 2007 aggregate appraised value of $1.6 million. The April 2007 appraisal was completed as nonresidential real estate located on a 3.923 acre tract of land.  The co-borrowers are able to pay $5,000 per month.  Half of the $5,000 pays for the monthly real estate taxes and the other half is paid on Loan J-1.  Therefore, in the June 30, 2013 quarter, Loan J-1, with a carrying value of $869,000, net of the charge off amount of $161,000, was put on nonaccrual and classified as substandard and was reported as a troubled debt restructuring.  The carrying value and the charge off amount were determined by an impairment analysis using 80% of the appraised value of the nonresidential real estate plus 75% of the appraised value of the 1.753 acre tract of land.  Subsequent to June 30, 2013, the borrowers signed a purchase agreement with an unrelated third party for the nonresidential real estate property at a sales price that would enable any unpaid principal balance to be fully collateralized by the remaining collateral.  At December 31, 2013, Loan J-1 was performing in accordance with its restructured terms, and  J-2, J-3, and J-4 were performing in accordance with their original terms.

•	Loan Relationship K. At December 31, 2013, this Loan Relationship was comprised of seven loans (including one loan that was restructured using the Note A/B split note strategy) having an aggregate carrying value of $1.60 million. At June 30, 2013, this Loan Relationship was comprised of eight loans (including one loan that was restructured using the Note A/B split note strategy) having an aggregate carrying value of $1.6 million. During the quarter ended December 31, 2013, Loan K-4 which had a carrying value of $1,000 at September 30, 2013 was paid in full. Loan K-1, which had previously been restructured in the Note A/B split note strategy, is secured by 12 one-to four-family non-owner occupied properties and one multi-family property, for a total of 13 rental properties. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-4 was secured by a vehicle title for an automobile of two of the individual co-borrowers. Loan K-5 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence of two of the individual co-borrowers. One of the Loan K-1 co-borrowers is a corporate entity and each of the principals, along with their spouses, have individually signed as co-borrowers. Two of the Loan K-2 and K-3 co-borrowers are individual co-signors. Two of the Loan K-4 co-borrowers were individually signed. Two of the Loan K-5 co-borrowers are individually signed. One of the Loan K-6 and K-7 co-borrowers is a corporate entity and the principal, along with their spouse, individually signed as a co-borrower. At December 31, 2013 and June 30, 2013, Note A of Loan K-1 is included in the above table in “Accruing Restructured Loans.” At December 31, 2013 and June 30, 2013, Loans K-2, K-3, K-5, K-6, and K-7, are not included in the above nonaccrual table because these loans were performing in accordance with their original terms. At December 31, 2013 and June 30, 2013, the Note A loan of Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2013 and June 30, 2013, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2013 and June 30, 2013, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2013, Loan K-4 was not included in the classification table on page 40 because, as mentioned above, Loan K-4 was paid in full. At June 30, 2013, Loan K-4 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2013 and June 30, 2013, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2013 and June 30, 2013, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2013 and June 30, 2013, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2013, the Note A loan of Loan K-1 was performing in accordance with its restructured terms, and Loan K-2, K-3, K-5, K-6, and K-7, were performing in accordance with their terms. A more detailed history of Loan Relationship K follows.

In November 2011, a charge-off in the amount of $406,000 was established for Loan K-1 because of cash flow issues of the rental properties securing this relationship.  At that time independent appraisals were ordered.  The new appraisals, received in December 2011, reflected that the values of the properties had decreased to $1,262,000 from $1,998,500 as of May 2007. The Bank determined to restructure the loan utilizing the Note A/B split note strategy.  The first loan (Loan K-1, a Note A loan) was for $1,128,000 with the market rate of interest of 5.50% and a two year balloon payment.  This loan was put on nonaccrual, classified as substandard, and reported as a troubled debt restructuring.  The second loan (a Note B loan) had a balance of $415,000 and was charged-off.  This charge-off amount was $9,000 more than the charge-off amount established in November 2011.  In July 2012, the borrowers sold four of the rental properties and the net proceeds of $301,000 were applied to Loan K-1, reducing the principal to $823,000 from $1,125,000.  Also, a fifth rental property was released because of the condition of the property.  Therefore, in July 2012, there were a total of eight rental properties remaining as collateral for this loan. As mentioned above, in the December 31, 2013 quarter, Loan K-4 was paid in full.

•	Loan Relationship L. At December 31, 2013, this Loan Relationship was comprised of one loan having an aggregate carrying value of $489,000. At June 30, 2013, this loan had a carrying value of $547,000. This loan is secured by a first mortgage on two one-to four-family non-owner occupied properties and three nonresidential properties. The borrowers are husband and wife who jointly own these properties. Each of the borrowers is also a co-borrower on the loan. The loan is included in the above table in “Nonaccrual loans nonresidential real estate” as of December 31, 2013 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, this loan is classified as “Nonresidential real estate, Substandard” at December 31, 2013 and June 30, 2013, and is reported as a troubled debt restructuring. Originally, there were two loans comprising this relationship. Those loans were originated in the first quarter of 2008 and had an aggregate net carrying value of $743,000 at March 31, 2008. This loan was performing in accordance with its restructured terms at December 31, 2013. A more detailed history of Loan Relationship L follows.

During the early part of 2011, the borrowers began to experience cash flow problems because a major tenant in one of the nonresidential properties was making sporadic rental payments. At June 30, 2011, the two loans were not 30 days delinquent. Nevertheless, the Bank ordered independent appraisals on the properties relating to the loan due to the sporadic rental payments the borrowers were receiving from their major tenant. The appraisals were received in June 2011 and reflected a total value of $676,000 compared to the original November 2007 appraised value of $1.2 million.  At September 30, 2011, one of the loans was 30 days delinquent because of the reoccurrence of the problem with rental payments from the major tenant discussed above.  At September 30, 2011, management determined to establish an impairment of $93,000 based on the borrowers’ recurring  cash flow problems.  Based on the then most recent appraisal indicating a known loss and  the borrowers’ cash flow problems created by the major tenant’s sporadic rental payments, in the quarter ending December 31, 2011, management determined to refinance the two loans into one loan at a below market interest rate.  A charge off of $124,000, inclusive of the impairment established in the September 30, 2011 quarter, was also recorded.  As part of the Bank’s ongoing monitoring and impairment analysis, the Bank obtained new appraisals on all five properties relating to Loan Relationship L, in the June 30, 2013 quarter.  The total value of these new appraisals was $680,000, reflecting an increase of $4,000 from the appraisals completed in June 2011.  In the quarter ended September 30, 2013, the borrowers received an offer from a qualified buyer to purchase one of the nonresidential properties for $182,000.  This particular nonresidential property appraised for $185,000 in June 2013.  As of the date of this filing, the sale of the property was expected to close by December 31, 2013. This sale did not occur by December 31, 2013 but did occur subsequent to December 31, 2013. Also, before December 31, 2013, the bank reviewed a copy of the closing statement, showing the net proceeds from the sale that the Bank would receive to be applied on the principal balance of the loan compared to the values of the remaining four properties, based on the appraisals received in June 2013. Because of this loan to value that would be applicable when the sale occurred, the Bank increased the charge off amount on this loan to $154,000, an increase of $30,000.

The following table summarizes all Note A/B format loans at December 31, 2013:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
Nonresidential real estate	$2,790	$3,476	$6,266	5	5
Multi-family residential real estate	3,316	1,645	4,961	4	4
One- to four-family residential real estate	502	61	563	1	1
Total (1)	$6,608	$5,182	$11,790	10	10

__________________________

(1)	Included in this total are an aggregate of $5.0 million comprised of Note A loans and $4.6 million comprised of Note B loans that are included in the discussion of Loan Relationships B, D, E, F, H and K.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At December 31, 2013
			Total
			Unpaid				Average
	Loan Status		Principal	Related	Recorded	Number	Recorded
(in thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to four-family residential real estate	$1,578	$1,709	$3,287	$-	$3,287	24	$3,476
Multi-family residential real estate	5,799	-	5,799	20	5,779	11	5,779
Nonresidential real estate	3,393	1,874	5,267	120	5,147	12	5,660
Total	$10,770	$3,583	$14,353	$140	$14,213	47	$14,915

The following table is a roll forward of activity in our TDRs:

	Three Months Ended		Six Months Ended
	December 31, 2013		December 31, 2013
	Recorded	Number	Recorded	Number
	Investment	of Loans	Investment	of Loans
(Dollar amounts in thousands)
Beginning balance	$15,617	49	$18,915	52
Additions to TDR	20	-	20	-
Charge-offs	(30)	-	(54)	-
Removal of TDRs(1)	(1,051)	(2)	(4,202)	(5)
Payments	(343)	-	(466)	-
Ending balance	$14,213	47	$14,213	47

(1)	The removal of these loans from TDR was due to the payoff of the loans during the six months ended December 31, 2013.

Loans that were included in TDRs at December 31, 2013 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At December 31, 2013, there were 33 loans that required payments of principal and interest, and four loans that required interest payments only.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2013	2012
	(In thousands)
Special mention assets	$3,769	$4,641
Substandard assets	22,298	28,793
Total classified assets	$26,067	$33,434

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at December 31, 2013 and at June 30, 2013.

At December 31, 2013:

	Credit Risk Profile by Internally Assigned Grade
			One- to
	One- to		Four-	Multi-
	Four-		Family	family
	Family		Non-	Non-
	Owner-		Owner	Owner-	Non-			Commercial
	Occupied		Occupied	Occupied	Residential			and
	Mortgage	Consumer	Mortgage	Mortgage	Real estate	Construction	Land	Agricultural	Total
	(In thousands)
Grade:
Pass	$98,732	$33,026	$8,668	$16,112	$27,872	$4,281	$2,353	$6,331	$197,375
Watch	5,290	1,049	5,317	5,147	10,627	—	712	1,951	30,093
Special mention	714	77	377	347	2,086	—	168	—	3,769
Substandard	4,110	745	1,186	7,574	8,645	—	35	3	22,298
Total	$108,846	$34,897	$15,548	$29,180	$49,230	$4,281	$3,268	$8,285	$253,535

At June 30, 2013:

	Credit Risk Profile by Internally Assigned Grade
			One- to
	One- to		Four-	Multi-
	Four-		Family	family
	Family		Non-	Non-
	Owner-		Owner	Owner-	Non-			Commercial
	Occupied		Occupied	Occupied	Residential			and
	Mortgage	Consumer	Mortgage	Mortgage	Real estate	Construction	Land	Agricultural	Total
	(In thousands)
Grade:
Pass	$99,494	$34,506	$10,909	$16,900	$26,340	$2,200	$2,364	$5,691	$198,404
Watch	6,033	641	3,988	5,102	14,866	-	861	1,414	32,905
Special mention	756	17	388	353	3,343	-	186	-	5,043
Substandard	5,121	535	1,370	9,951	7,353	-	24	10	24,364
Total	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At December 31, 2013		At June 30, 2013
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$1,673	$728	$1,748	$706
Consumer	333	77	202	68
One- to four-family mortgage – nonowner-occupied	668	377	54	388
Multi-family mortgage	—	—	110	—
Nonresidential real estate mortgage – commercial and office buildings	2,418	117	286	18
Construction	—	—	—	—
Land	190	—	—	—
Commercial and agricultural	6	—	7	—
Total	$5,288	$1,299	$2,407	$1,180

The following table illustrates the changes to the allowance for loan losses for the three and six months ended December 31, 2013:

			One- to
	One- to		Four-
	Four-		family	Multi- -
	Family		Non-	family Non-
	Owner-		Owner	Owner	Non-			Commercial
	Occupied		Occupied	Occupied	Residential			and
	Mortgage	Consumer	Mortgage	Mortgage	Real estate	Construction	Land	Agricultural	Total
Allowance for Credit Losses:

Balance, October 1, 2013:	$978	$582	$219	$1,254	$2,395	$4	$17	$29	$5,478
Charge offs	(411)	(56)	-	-	(30)	-	(3)	-	(500)
Recoveries	241	40	-	10	26	-	-	1	318
Provision (credit)	199	72	(10)	(103)	(97)	8	3	3	75
Ending Balance:	$1,007	$638	$209	$1,161	$2,294	$12	$17	$33	$5,371
Allowance for Credit Losses:

Balance, July 1, 2013:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(457)	(78)	-	-	(30)	-	(3)	-	(568)
Recoveries	367	54	1	401	27	-	12	1	863
Provision (credit)	155	109	(7)	(526)	(89)	2	(9)	(2)	(367)
Ending Balance:	$1,007	$638	$209	$1,161	$2,294	$12	$17	$33	$5,371

Balance, Individually Evaluated	$-	$-	$-	$205	$120	$-	$-	$-	$325

Balance, Collectively Evaluated	$1,007	$638	$209	$956	$2,174	$12	$17	$33	$5,046

Financing receivables:
Ending balance	$108,846	$34,897	$15,548	$29,180	$49,230	$4,281	$3,268	$8,285	$253,535

Ending Balance: individually
evaluated for impairment	$4,110	$640	$1,100	$7,574	$6,126	$-	$35	$3	$19,588

Ending Balance: collectively
evaluated for impairment	$95,252	$29,850	$13,846	$21,606	$39,851	$4,281	$3,128	$7,048	$214,862

Ending Balance: loans
acquired with deteriorated
credit quality	$9,484	$4,407	$602	$-	$3,253	$-	$105	$1,234	$19,085

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At December 31,			At June 30,
	2013			2013
			% of			% of
			Loans in			Loans in
		% of	Category		% of	Category
		Allowance	to		Allowance	to
		to Total	Total		to Total	Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,216	22.7%	49.0%	$1,157	21.3%	49.1%
Multi-family real estate	1,161	21.6	11.5	1,286	23.6	12.4
Nonresidential real estate	2,294	42.7	19.4	2,386	43.8	19.9
Land	17	0.3	1.3	17	0.3	1.3
Agricultural	—	-	1.7	-	-	1.4
Commercial	33	0.6	1.6	34	0.6	1.4
Consumer	638	11.9	13.8	553	10.2	13.7
Construction	12	0.2	1.7	10	0.2	0.8
Total allowance for loan losses	$5,371	100.0%	100.0%	$5,443	100.0%	100.0%
Total loans	$253,535			$260,716

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $21.6 million at December 31, 2013 and $16.8 million at June 30, 2013. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $56.2 million at December 31, 2013. Total securities classified as available-for-sale were $204.3 million at December 31, 2013. In addition, at December 31, 2013, we had the ability to borrow a total of approximately $117.0 million from the Federal Home Loan Bank of Indianapolis.

At December 31, 2013, we had $29.5 million in loan commitments outstanding, consisting of $685,000 in mortgage loan commitments, $24.0 million in unused home equity lines of credit, $4.7 million in commercial lines of credit, and $112,000 in letters of credit outstanding.  Certificates of deposit due within one year of December 31, 2013 totaled $100.6 million. This represented 60.2% of certificates of deposit at December 31, 2013. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 16 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2013.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2013:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2013 (unaudited)
Tier 1 capital to risk-weighted assets	$62,041	26.07%	$9,519	4%	$14,279	6%
Total capital to risk-weighted assets	65,045	27.33%	19,040	8%	23,800	10%
Tier 1 capital to adjusted total assets	62,041	12.30%	20,176	4%	25,220	5%
Tangible capital to adjusted total assets	62,041	12.30%	7,566	1.5%	NA	NA

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

For the three and six months ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net economic value of equity at September 30, 2013, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

				Economic
				Value of
				Equity as %
				of Economic
	Economic Value of Equity			Value of
	(Dollars in Thousands)			Total Assets
Basis Point (“bp”)				Economic
Change in Rates	Amount	Change	% Change	Value Ratio
300	$57,066	$(18,565)	(24.55)%	11.85%
200	62,628	(13,003)	(17.19)%	12.72%
100	70,848	(4,783)	(6.32)%	13.96%
0	75,631	—	—	14.49%
(100)	83,814	8,183	10.82%	15.64%
(400)	72,517	(3,114)	(4.12)%	14.76%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

At December 31, 2013, our nonresidential real estate and multi-family real estate loans totaled $49.2 million and $29.2 million, respectively, or 19.4% and 11.5%, respectively, of our total loans outstanding. Nonresidential and multi-family real estate loans represented 28.9% and 22.6%, respectively, of our total nonperforming assets of $9.6 million at December 31, 2013. Prior to the quarter ended December 31, 2013, our strategy had been to control the growth of multi-family residential and nonresidential real estate loans, particularly those involving properties outside of our local market area until the local economy materially improved and the level of our nonperforming assets in these loan portfolios materially declined. We have reviewed the local economic environment and the level of our nonperforming assets and have determined to seek opportunities to grow our nonresidential real estate and multi-family real estate loan portfolios.  These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. Also, some of our multi-family and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan. As of December 31, 2013, we have experienced aggregate net charge-offs of $3,000 of nonresidential real estate loans and $401,000 of multi-family real estate loans, which is net of a $379,000 recovery on one previously charged off loan during the current year.

In the quarter ended December 31, 2013, we determined to terminate our previous strategy to de-emphasize the origination of multi-family and nonresidential loans which caused us to invest in lower interest earning assets which decreased earnings. We cannot predict whether our current lending strategy will enable us to successfully grow these portfolios, increase our weighted average yield on interest-earning assets, increase interest income or result in increased losses due to increased credit risk.

Prior to the quarter ended December 31, 2013, we deemphasized the origination of nonresidential and multi-family real estate loans as a strategic focus, particularly outside of Dearborn and Ripley Counties in Indiana. From June 30, 2006 through June 30, 2010, we experienced asset growth in excess of 38% in large part due to a determination to increase the size of our nonresidential and multi-family real estate portfolios and expand our lending efforts to southwestern Ohio and northern Kentucky. While these lending areas are geographically proximate to the southeastern Indiana marketplace, the southwestern Ohio and northern Kentucky real estate markets were negatively impacted by the economic downturn. As a result, our loan relationships in these markets exhibited disproportionate loan losses and required an extraordinary investment of managerial time to monitor and mitigate the losses on these credits. In response, management elected to deemphasize multi-family and nonresidential lending in those markets until the local economy materially improved and the level of our nonperforming assets in these segments of our loan portfolio materially declined. As a result, our one- to four-family residential mortgage loan portfolio and our investment securities portfolio comprise a greater percentage of our interest-earning assets.  At December 31, 2013, our nonresidential real estate and multi-family real estate loan portfolios totaled $78.4 million, or 15.3% of total assets, compared to $124.3 million, or 25.3% of total assets at June 30, 2010.  Because one- to four-family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans, our weighted average yield on interest earning assets has declined, and we are more reliant on our non-interest income in order to generate net income.

We have reviewed the local economic environment and the level of our nonperforming assets and have determined to seek opportunities to grow our nonresidential real estate and multi-family real estate loan portfolios to generate more interest income. We cannot predict whether this lending strategy will enable us to successfully grow these portfolios, increase our weighted average yield on interest-earning assets, increase interest income or result in increased losses due to increased credit risk.  See “Item 1A. Risk Factors—Our multi-family and nonresidential real estate loans expose us to increased credit risks”.

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, which could materially affect our business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended December 31, 2013.

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

Exhibit 101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

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

UNITED COMMUNITY BANCORP

Date:	February 12, 2014	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date:	February 12, 2014	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer