Form 10-Q
period 2014-03-31
United Community Bancorp
filed 2014-05-12
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of May 2, 2014, there were 5,039,964 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	March 31, 2014	June 30, 2013
Assets

Cash and due from banks	$3,044	$2,716
Interest-earning deposits in other financial institutions	24,792	14,071
Cash and cash equivalents	27,836	16,787

Investment securities:
Securities available for sale - at estimated market value	36,674	32,013
Securities held to maturity - at amortized cost	337	417
Mortgage-backed securities available for sale - at estimated market value	173,170	170,117
Investment securities	210,181	202,547

Loans receivable, net	246,162	254,578
Loans available for sale	-	417

Property and equipment, net	6,948	6,674
Federal Home Loan Bank stock, at cost	6,588	6,588
Accrued interest receivable:
Loans	870	906
Investments and mortgage-backed securities	816	730
Other real estate owned, net	578	618
Cash surrender value of life insurance policies	16,795	13,228
Deferred income taxes	4,318	4,504
Prepaid expenses and other assets	1,621	1,842
Goodwill	2,522	2,522
Intangible asset	580	690
Total assets	$525,815	$512,631

Liabilities and Stockholders' Equity

Deposits	$434,149	$421,243
Advances from FHLB	15,000	15,000
Accrued interest on deposits	15	22
Accrued interest on FHLB advance	12	7
Advances from borrowers for payment of insurance and taxes	338	223
Accrued expenses and other liabilities	2,517	2,593
Total liabilities	452,031	439,088

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 and 5,149,564 shares issued at March 31, 2014 and 2013, respectively; 5,039,964 and 5,149,564 shares outstanding at March 31, 2014 and 2013, respectively	51	51
Additional paid-in capital	51,786	51,882
Retained earnings	28,530	27,371
Less shares purchased for stock plans	(3,244)	(3,648)
Treasury Stock, at cost - 109,600 shares at March 31, 2014	(1,217)	-
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(2,122)	(2,113)

Total stockholders' equity	73,784	73,543

Total liabilities and stockholders' equity $	$525,815	$512,631

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2014	2013	2014	2013

Interest income:
Loans	$2,847	$3,119	$8,916	$9,892
Investments and mortgage-backed securities	905	728	2,363	2,283
Total interest income	3,752	3,847	11,279	12,175
Interest expense:
Deposits	560	705	1,846	2,505
Borrowed funds	62	42	162	134
Total interest expense	622	747	2,008	2,639

Net interest income	3,130	3,100	9,271	9,536

Provision for (recovery of) loan losses	75	110	(292)	585

Net interest income after provision for (recovery of) loan losses	3,055	2,990	9,563	8,951

Other income:
Service charges	594	557	1,889	1,807
Gain on sale of loans	15	136	141	668
Gain on sale of investments	-	290	-	553
Gain (loss) on sale of other real estate owned	(1)	(130)	6	(83)
Gain on sale of fixed assets	-	-	136	-
Income from bank owned life insurance	150	81	362	298
Other	129	15	416	140
Total other income	887	949	2,950	3,383

Other expense:
Compensation and employee benefits	1,804	1,864	5,424	5,458
Premises and occupancy expense	322	342	919	1,053
Deposit insurance premium	93	107	269	388
Advertising expense	61	78	239	259
Data processing expense	324	408	1,069	1,127
Provision for loss on real estate owned	-	-	1	105
Intangible amortization	35	48	110	128
Professional fees	151	152	667	554
Other operating expenses	416	428	1,250	1,142
Total other expense	3,206	3,427	9,948	10,214

Income before income taxes	736	512	2,565	2,120

Income tax provision	153	105	638	523

Net income	$583	$407	$1,927	$1,597

Basic and diluted earnings per share	$0.12	$0.08	$0.40	$0.32

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	203

Net income	$583	407	$1,927	$1,597

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	432	(116)	(9)	(85)

Reclassification adjustment for gains on securities available for sale included in income	-	(177)	-	(337)

Total comprehensive income	$1,015	$114	$1,918	$1,175

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31,
(In thousands)	2014	2013

Operating activities:
Net income	$1,927	$1,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	307	373
Provision for (recovery of) loan losses	(292)	585
Deferred loan origination costs	(45)	(79)
Amortization of premium on investments	2,807	2,317
Proceeds from sale of loans	9,952	20,197
Loans disbursed for sale in the secondary market	(9,394)	(19,694)
Gain on sale of loans	(141)	(668)
Amortization of intangible asset	110	128
Amortization of acquisition-related loan yield adjustment	(4)	(174)
Amortization of acquisition-related credit risk adjustment	(257)	-
Amortization of acquisition-related CD yield adjustment	-	(13)
Gain on sale of investment securities	-	(553)
Gain on sale of fixed assets	(136)	-
Provision for loss on real estate owned	1	105
Loss (gain) on sale of other real estate owned	(6)	83
Increase in cash surrender value of life insurance	(362)	(298)
ESOP shares committed to be released	308	154
Deferred income taxes	180	149
Effects of change in operating assets and liabilities:
Accrued interest receivable	(50)	(38)
Prepaid expenses and other assets	288	1,212
Accrued interest	(2)	(13)
Accrued expenses and other	(74)	(288)

Net cash provided by operating activities	5,117	5,082

Investing activities:
Proceeds from sale of available for sale investment securities	90	2,627
Proceeds from maturity of held to maturity securities	80	76
Proceeds from repayment of mortgage-backed securities available for sale	29,284	23,121
Proceeds from sale of mortgage-backed securities available for sale	-	34,940
Proceeds from sale of fixed assets	425	-
Proceeds from sale of other real estate owned	322	2,068
Purchases of available for sale investment securities	(4,498)	(13,302)
Purchases of mortgage-backed securities available for sale	(35,425)	(108,312)
Net decrease in loans	8,737	21,834
Proceeds from (purchase of) bank owned life insurance	(3,205)	182
Capital expenditures	(870)	(91)

Net cash used in investing activities	(5,060)	(36,857)

Financing activities:
Net decrease in deposits	12,906	10,027
Borrowings from Federal Home Loan Bank	5,000	-
Repayments of Federal Home Loan Bank advances	(5,000)	(750)
Proceeds from stock conversion	-	22,913
Dividends paid to stockholders	(812)	(1,121)
Cash contributed by United Community MHC	-	612
Common stock acquired by ESOP	-	(1,552)
Repurchases of common stock	(1,217)	-
Net increase in advances from borrowers for payment of insurance and taxes	115	188

Net cash provided by financing activities	10,992	30,317

Net increase (decrease) in cash and cash equivalents	11,049	(1,458)

Cash and cash equivalents at beginning of period	16,787	29,079

Cash and cash equivalents at end of period	$27,836	$27,621

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three- and nine-month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. These financial statements should be read in conjunction the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2013, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2013.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.          EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of March 31, 2014 and June 30, 2013, the ESOP owned 256,641 and 274,307 shares, respectively, of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For each of the three- and nine-month periods ended March 31, 2014 and 2013, outstanding options to purchase 227,626 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Basic weighted average outstanding shares	4,814,774	4,892,523	4,855,390	4,998,364
Effect of dilutive stock options	—	—	—	—
Diluted weighted average outstanding shares	4,814,774	4,892,523	4,855,390	4,998,364

4.          STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718-10-35-2, Compensation-Stock Compensation, to stock-based compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on an accelerated basis pursuant to ASC 718-10-35-8. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. No stock-based compensation awards were granted during the three- and nine-month periods ended March 31, 2014 and 2013.

5.          DIVIDENDS – On August 22, 2013, October 24, 2013 and January 23, 2014, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividends, totaling $812,000, were paid during the nine months ended March 31, 2014.

6.          STOCK REPURCHASE PLAN

On February 3, 2014 the Company’s board of directors approved the repurchase of up to 514,956 shares of the Company’s outstanding common stock, which is approximately 10% of the Company’s outstanding shares. Purchases will be conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of March 31, 2014, 109,600 shares have been repurchased at a total cost of $1.2 million.

7.          SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid (refunded) during the period for:
Income taxes	$522	$(182)
Interest	$2,010	$2,652

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized loss on securities designated as available for sale, net of tax	$(9)	$(422)
Transfers of loans to other real estate owned	$277	$2,534
Accrued dividends	$-	$927
Beginning of period adjustment from transfer of mortgage servicing rights from amortized cost method to fair value method, net of tax	$45	$-

8.         DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES - ASC 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate the value. For financial instruments where quoted market prices are not available, fair values are estimated using present value or other valuation methods.

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

The estimated fair values of the Company’s financial instruments at March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014		June 30, 2013
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value

	(In thousands)
Financial assets:
Cash and due from banks	$27,836	$27,836	$16,787	$16,787
Investment securities available for sale	36,674	36,674	32,013	32,013
Investment securities held to maturity	337	337	417	417
Mortgage-backed securities	173,170	173,170	170,117	170,117
Loans receivable and loans receivable held for sale	246,162	245,320	254,995	253,472
Accrued interest receivable	1,686	1,686	1,636	1,636
Investment in FHLB stock	6,588	6,588	6,588	6,588

Financial liabilities:
Deposits	434,149	435,460	421,243	422,987
Accrued interest payable	27	27	29	29
FHLB advance	15,000	14,923	15,000	14,850

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2014:	(In thousands)
Mortgage-backed securities	$173,170	$—	$173,170	$—
Municipal bonds	34,521	—	34,521	—
U.S. Government Agency Bonds	1,985	—	1,985	—
Other equity securities	168	168	—	—
Mortgage servicing rights(1)	820	—	820	—

June 30, 2013:
Mortgage-backed securities	$170,117	$—	$170,117	$—
Municipal bonds	31,851	—	31,851	—
Other equity securities	162	162	—	—

(1)	Effective July 1, 2013, the Company changed its accounting method for mortgage servicing rights from the amortization method to the fair value measurement method, as permitted in accordance with FASB ASC 860-50, “Servicing Assets and Liabilities”. In accordance with ASC 860-50, the Company recorded an adjustment at the beginning of the period to retained earnings for the value of such servicing rights at that date.

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2014:	(In thousands)
Other real estate owned	$578	$—	$578	$—
Impaired loans	20,693	—	20,693	—

June 30, 2013:
Other real estate owned	$618	$—	$618	$—
Loans held for sale	417	—	417	—
Impaired loans	23,920	—	23,920	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2014:
Financial assets:
Cash and interest bearing deposits	$27,836	$27,836	$—	$—
Investment securities held to maturity	337	—	337	—
Loans receivable and loans held for sale	245,320	—	245,320	—
Accrued interest receivable	1,686	—	1,686	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	435,460	—	435,460	—
Accrued interest payable	27	—	27	—
FHLB advances	14,923	—	14,923	—

June 30, 2013:
Financial assets:
Cash and interest bearing deposits	$16,787	$16,787	$—	$—
Investment securities held to maturity	417	—	417	—
Loans receivable and loans held for sale	253,472	—	253,472	—
Accrued interest receivable	1,636	—	1,636	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	422,987	—	422,987	—
Accrued interest payable	29	—	29	—
FHLB advances	14,850	—	14,850	—

9.	INVESTMENT SECURITIES

Investment securities available for sale at March 31, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$175,909	$234	$2,973	$173,170
Municipal bonds	35,205	324	1,008	34,521
U.S. Government Agency Bonds	2,000	-	15	1,985
Other equity securities	210	—	42	168
	$213,324	$558	$4,038	$209,844

Investment securities held to maturity at March 31, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$337	$—	$—	$337

Investment securities available for sale at June 30, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$172,478	$181	$2,542	$170,117
Municipal bonds	32,894	239	1,282	31,851
Other equity securities	210	—	48	162
	$205,582	$420	$3,872	$202,130

Investment securities held to maturity at June 30, 2013 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$417	$—	$—	$417

The mortgage-backed securities, callable bonds and municipal bonds available for sale have the following maturities at March 31, 2014:

	Amortized cost	Estimated market value
Due or callable in one year or less	$-	$-
Due or callable in 1 - 5 years	161,805	159,408
Due or callable in 5 - 10 years	42,660	41,933
Due or callable in greater than 10 years	8,649	8,335
Total debt securities	$213,114	$209,676

All other securities available for sale at March 31, 2014 are saleable within one year. The Bank held $337,000 and $417,000 in investment securities that were being held to maturity at March 31, 2014 and June 30, 2013, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2014 and 2019.

The expected returns of principal of investments held to maturity are as follows as of March 31, 2014:

(dollars in thousands):

April 1, 2014 through June 30, 2014	$-
2015	86
2016	56
2017	61
2018	65
2018 and thereafter	69
$337

Gross proceeds on the sale of investment and mortgage-backed securities were $45,000 and $13.8 million for the three-month periods ended March 31, 2014 and 2013, respectively. Gross proceeds on the sale of investment and mortgage-backed securities were $90,000 and $37.6 million for the nine-month periods ended March 31, 2014 and 2013, respectively. Gross realized gains for the three-month periods ended March 31, 2014 and 2013 were $-0- and $298,000, respectively. Gross realized gains for the nine-month periods ended March 31, 2014 and 2013 were $-0- and $561,000, respectively. There were no gross realized losses for the three- and nine-month periods ended March 31, 2014. Gross realized losses for the three- and nine-month periods ended March 31, 2013 were $8,000 and $8,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2014:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$79,184	$1,324	$64,309	$1,649	$143,493	$2,973
Municipal bonds	17,955	593	6,100	415	24,055	1,008
U.S. Government agency bonds	1,985	15	-	-	1,985	15
Other equity securities	-	-	168	42	168	42
	$99,124	$1,932	$70,577	$2,106	$169,701	$4,038
Number of investments	62		35		97

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

10.	GOODWILL AND INTANGIBLE ASSET

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the nine-month period ended March 31, 2014:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2013	$690	$2,522
Amortization	(110)	-
Balance at March 31, 2014	$580	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of March 31, 2014:

April 1, 2014 through June 30, 2014	$33
2015	118
2016	117
2017	117
2018	117
2019	78
$580

11.	DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and nine months ended March 31, 2014 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2014:	$1,007	$638	$209	$1,161	$2,294	$12	$17	$33	$5,371
Charge offs	(2)	(25)	-	-	-	-	(12)	(4)	(43)
Recoveries	3	41	1	10	1	-	12	-	68
Provision (credit)	156	(97)	6	26	(18)	(1)	(2)	5	75
Ending Balance:	$1,164	$557	$216	$1,197	$2,277	$11	$15	$34	$5,471
Allowance for Credit Losses:
Balance, July 1, 2013:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(459)	(103)	-	-	(30)	-	(15)	(4)	(611)
Recoveries	370	95	2	411	28	-	24	1	931
Provision (credit)	311	12	(1)	(500)	(107)	1	(11)	3	(292)
Ending Balance:	$1,164	$557	$216	$1,197	$2,277	$11	$15	$34	$5,471
Balance, Individually Evaluated	$-	$-	$16	$357	$160	$-	$-	$-	$533
Balance, Collectively Evaluated	$1,164	$557	$200	$840	$2,117	$11	$15	$34	$4,938

Financing receivables:
Ending balance	$112,040	$34,153	$14,845	$27,057	$50,067	$3,147	$2,822	$7,610	$251,741
Ending Balance: individually evaluated for impairment	$3,919	$633	$882	$7,450	$8,321	$-	$21	$-	$21,226

Ending Balance: collectively evaluated for impairment	$98,885	$29,305	$13,376	$19,607	$38,549	$3,147	$2,737	$6,486	$212,092

Ending Balance: loans acquired with deteriorated credit quality	$9,236	$4,215	$587	$-	$3,197	$-	$64	$1,124	$18,423

For the year ended June 30, 2013 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Charge offs	(254)	(165)	(68)	-	(457)	-	-	-	(944)
Recoveries	34	75	63	660	4	-	-	3	839
Provision (credit)	496	166	(16)	(1,289)	557	7	6	7	(66)
Ending Balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Balance, Individually Evaluated	$-	$-	$7	$205	$120	$-	$-	$-	$332
Balance, Collectively Evaluated	$942	$553	$208	$1,081	$2,266	$10	$17	$34	$5,111
Financing receivables:
Ending balance	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

Ending Balance: individually evaluated for impairment	$5,121	$535	$1,370	$9,951	$7,251	$-	$24	$-	$24,252

Ending Balance: collectively evaluated for impairment	$95,779	$30,406	$14,628	$22,355	$41,265	$2,200	$3,304	$5,816	$215,753

Ending Balance: loans acquired with deteriorated credit quality	$10,504	$4,758	$657	$-	$3,386	$-	$107	$1,299	$20,711

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b).

Credit Risk Profile by Internally Assigned Grade

At March 31, 2014

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$101,635	$32,321	$8,948	$16,535	$30,643	$3,147	$899	$5,843	$199,971
Watch	5,736	961	4,256	2,729	8,560	—	845	1,767	24,854
Special mention	750	132	759	343	2,444	—	1,057	—	5,485
Substandard	3,919	739	882	7,450	8,420	—	21	—	21,431
Total:	$112,040	$34,153	$14,845	$27,057	$50,067	$3,147	$2,822	$7,610	$251,741

Credit Risk Profile by Internally Assigned Grade

At June 30, 2013

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$99,494	$34,506	$10,909	$16,900	$26,340	$2,200	$2,364	$5,691	$198,404
Watch	6,033	641	3,988	5,102	14,866	—	861	1,414	32,905
Special mention	756	17	388	353	3,343	—	186	—	5,043
Substandard	5,121	535	1,370	9,951	7,353	—	24	10	24,364
Total:	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At March 31, 2014

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,650	$661	$515	$2,826	$109,214	$112,040
Consumer	147	210	-	357	33,796	34,153
One- to Four- Family Non-Owner Occupied Mortgage	421	284	84	789	14,056	14,845
Multi-family Residential Real Estate Mortgage	1,604	-	-	1,604	25,453	27,057
Non-Residential Real Estate	6	108	3,258	3,372	46,695	50,067
Construction	-	-	-	-	3,147	3,147
Land	-	-	-	-	2,822	2,822
Commercial and Agricultural	6	-	-	6	7,604	7,610
Total	$3,834	$1,263	$3,857	$8,954	$242,787	$251,741

Age Analysis of Past Due Loans Receivable

At June 30, 2013

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,748	$706	$889	$3,343	$108,061	$111,404
Consumer	202	68	8	278	35,421	35,699
One- to Four- Family Non-Owner-Occupied Mortgage	54	388	—	442	16,213	16,655
Multi-family Residential Real Estate Mortgage	110	—	2,263	2,373	29,933	32,306
Nonresidential Real Estate	286	18	719	1,023	50,879	51,902
Construction	—	—	—	—	2,200	2,200
Land	—	—	—	—	3,435	3,435
Commercial and Agricultural	7	—	—	7	7,108	7,115
Total	$2,407	$1,180	$3,879	$7,466	$253.250	$260,716

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

				For the three months ended March 31, 2014		For the nine months ended March 31, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	154	170	(16)	-	77	5	205
Multi-family Residential Real Estate Mortgage	2,979	3,335	(356)	-	3,076	56	3,168
Non-Residential Real Estate	3,088	3,249	(161)	-	2,478	22	2,177
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$6,221	$6,754	$(533)	$-	$5,631	$83	$5,550

Impaired Loans

				For the three months ended March 31, 2014		For the nine months ended March 31, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$3,919	$4,620	$-	$15	$4,015	$50	$4,359
Consumer	633	1,143	-	6	637	19	580
One- to Four- Family Non-Owner Occupied Mortgage	712	773	-	8	906	23	966
Multi-family Residential Real Estate Mortgage	4,115	5,811	-	59	4,155	178	4,740
Non-Residential Real Estate	5,072	8,864	-	20	4,606	66	4,912
Construction	-	-	-	-	-	-	-
Land	21	29	-	-	28	-	26
Commercial and Agricultural	-	10	-	-	2	-	1
Total	$14,472	$21,250	$-	$108	$14,349	$336	$15,584

Impaired Loans
				For the three months ended March 31, 2014		For the nine months ended March 31, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$3,919	$4,620	$-	$15	$4,015	$50	$4,359
Consumer	633	1,143	-	6	637	19	580
One- to Four- Family Non-Owner Occupied Mortgage	866	943	(16)	8	983	28	1,171
Multi-family Residential Real Estate Mortgage	7,094	9,146	(356)	59	7,231	234	7,908
Non-Residential Real Estate	8,160	12,113	(161)	20	7,084	88	7,089
Construction	-	-	-	-	-	-	-
Land	21	29	-	-	28	-	26
Commercial and Agricultural	-	10	-	-	2	-	1
Total	$20,693	$28,004	$(533)	$108	$19,980	$419	$21,134

	Impaired Loans
				For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With an allowance recorded:
One- to Four- Family - Owner-Occupied	$—	$—	$—	$—	$20
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	334	341	(7)	21	405
Multi-family Residential Real Estate Mortgage	3,283	3,488	(205)	103	3,775
Nonresidential Real Estate	1,880	2,000	(120)	71	3,397
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$5,497	$5,829	$(332)	$195	$7,597

				For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Without an allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$5,121	$5,876	$—	$65	$5,799
Consumer	535	1,116	—	26	521
One- to Four- Family Non-Owner Occupied Mortgage	1,029	1,114	—	26	657
Multi-family Residential Real Estate Mortgage	6,463	8,570	—	219	7,855
Non-residential Real Estate	5,251	9,239	—	2,118	3,480
Construction	—	—	—	—	—
Land	24	45	—	27	26
Commercial and Agricultural	—	7	—	195	120
Total	$18,423	$25,967	$—	$2,676	$18,458

				For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
Mortgage One- to Four- Family - Owner-Occupied	$5,121	$5,876	$—	$65	$5,819
Consumer	535	1,116	—	26	521
One- to Four- Family Non-Owner Occupied Mortgage	1,363	1,455	(7)	47	1,062
Multi-family Residential Real Estate Mortgage	9,746	12,058	(205)	322	11,630
Nonresidential Real Estate	7,131	11,239	(120)	2,189	6,877
Construction	—	—	—	—	—
Land	24	45	—	27	26
Commercial and Agricultural	—	7	—	195	120
Total	$23,920	$31,796	$(332)	$2,871	$26,055

The Bank did not have any investments in subprime loans at March 31, 2014. Impaired loans at March 31, 2014 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $13.6 million and a recorded investment of $13.3 million. See Note 12 for a discussion on TDRs.

12. TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a TDR when we determine that greater economic value will ultimately be recovered under the new restructured terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are accounted for as set forth in ASC 310-40 Troubled Debt Restructurings by Creditors (“ASC 310-40”). A TDR may be on nonaccrual or it may accrue interest. A TDR is typically on nonaccrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be placed on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification, the loan is restructured at a market rate and management determines that principal and interest under the new terms are fully collectible. All TDRs are considered to be impaired loans. A TDR will be removed from TDR classification if it is restructured at a market rate, is not impaired under restructured terms and has been performing for at least twelve consecutive months.

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

The following tables summarize TDRs by loan type and accrual status.

	At March 31, 2014
	Loan Status
			Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to Four-Family residential real estate	$1,271	$1,578	$2,849	$-	$2,849	23	$3,068
Multi-family residential real estate	4,115	1,604	5,719	172	5,547	11	5,664
Nonresidential real estate	3,384	1,673	5,057	120	4,937	12	5,042
Total	$8,770	$4,855	$13,625	$292	$13,333	46	$13,774

	At June 30, 2013
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to Four-Family residential real estate	$2,061	$2,554	$4,615	$7	$4,608	27	$4,779
Multi-family residential real estate	5,827	2,263	8,090	20	8,070	12	9,935
Nonresidential real estate	3,656	2,701	6,357	120	6,237	13	5,941
Total	$11,544	$7,518	$19,062	$147	$18,915	52	$20,655

Interest income recognized on TDRs is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2014	2013	2014	2013

One-to-Four Family residential real estate	$14	$18	$48	$93
Multi-family residential real estate	59	75	233	309
Nonresidential real estate	20	12	87	98
Construction	-	-	-	2
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	$93	$105	$368	$502

At March 31, 2014, the Bank had 46 loans totaling $13.6 million that were reported as TDRs, and had established an allowance for losses on these loans of $292,000. With respect to the $13.6 million in TDRs, the Bank charged-off $5.1 million with respect to 10 of these loans at the time these 10 loans were restructured into the Note A/B format. At June 30, 2013, the Bank had 52 loans totaling $19.1 million that were reported as TDRs, and had an allowance for losses on these loans of $147,000. With respect to the $19.1 million in TDRs, the Bank charged-off $5.1 million with respect to these loans at the time these loans were restructured into the Note A/B format. At March 31, 2014, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at March 31, 2014 and June 30, 2013 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered interest rate period, requiring the borrower to refinance at market interest rates at that time. At March 31, 2014, there were 42 loans with required principal and interest payments and four loans with required interest only payments. At June 30, 2013, there were 47 loans with required principal and interest payments and five loans with required interest only payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2014		Nine Months Ended March 31, 2014
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$14,213	47	$18,915	52
Additions to TDR	-	-	20	-
Charge-offs	(152)	-	(206)	-
Removal of TDRs(1)	(102)	(1)	(4,304)	(6)
Payments	(626)	-	(1,092)	-
Ending balance	$13,333	46	$13,333	46

(1) The removal of these loans from TDR was due to the payoff of the loans during the nine months ended March 31, 2014.

13.	EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2013, which is available through the SEC’s website at www.sec.gov and in Part II, Item 1A, “Risk Factors” of our Form 10-Q filed with the SEC on February 12, 2014 and in other reports filed by the Company. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of March 31, 2014 and June 30, 2013. The Company recognized no interest and penalties on the underpayment of income taxes during the three and nine month periods ended March 31, 2014 and 2013, and had no accrued interest and penalties on the balance sheet as of March 31, 2014 and June 30, 2013. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2009.

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

Balance Sheet Analysis

Total assets were $525.8 million at March 31, 2014, compared to $512.6 million at June 30, 2013. An $11.0 million increase in cash and cash equivalents and a $7.6 million increase in investment securities were partially offset by an $8.4 million decrease in loans. The increase in cash and cash equivalents and investment securities was the result of the payoff of loans with a portion of the proceeds redeployed into purchases of mortgage-backed securities and available for sale securities. The decrease in loans was primarily the result of net payoffs totaling $5.8 million in one- to four-family real estate loans and $2.3 million in commercial real estate loans during the nine months ended March 31, 2014.

Total liabilities were $452.0 million at March 31, 2014, compared to $439.1 million at June 30, 2013. The increase in liabilities was the result of a $12.9 million increase in deposits. The increase in deposits is primarily due to an increase in municipal deposits resulting from normal fluctuations in municipal deposits.

Total stockholders’ equity was $73.8 million at March 31, 2014, compared to $73.5 million at June 30, 2013. Net income of $1.9 million for the nine months ended March 31, 2014 was offset by stock repurchases totaling $1.2 million and dividends paid of $812,000.

Loans. At March 31, 2014, one- to four- family residential loans totaled $126.9 million, or 50.4% of total gross loans, compared to $128.1 million, or 49.1% of total gross loans, at June 30, 2013. The reduction in the one- to four-family residential portfolio was primarily due to net payoffs totaling $6.5 million in one- to four-family real estate loans during the current year period.

Multi-family and nonresidential real estate loans totaled $77.1 million and represented 30.6% of total loans at March 31, 2014, compared to $84.2 million, or 32.3% of total loans, at June 30, 2013. The decrease was primarily attributable to payoffs totaling $8.0 million and payments totaling $2.3 million, partially offset by new loans of $3.9 million.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31, 2014		At June 30, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$126,885	50.4%	$128,059	49.1%
Multi-family	27,057	10.7	32,306	12.4
Construction	3,147	1.3	2,200	0.8
Nonresidential real estate	50,067	19.9	51,902	19.9
Land	2,822	1.1	3,435	1.3
Commercial business	4,531	1.8	3,556	1.4
Agricultural	3,079	1.2	3,559	1.4
Consumer:
Home equity	30,347	12.1	31,411	12.0
Auto	1,477	0.6	1,468	0.6
Share loans	1,138	0.4	1,625	0.6
Other	1,191	0.5	1,195	0.5
Total consumer loans	34,153	13.6	35,699	13.7
Total loans	$251,741	100.0%	$260,716	100.0%
Less (plus):
Deferred loan costs, net	(1,075)		(1,025)
Undisbursed portion of loans in process	1,183		1,720
Allowance for loan losses	5,471		5,443
Loans, net	$246,162		$254,578

Loan Maturity

The following table sets forth certain information at March 31, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,017	$31,231	$87,637	$126,885
Multi-family real estate	963	6,074	20,020	27,057
Construction	1,042	-	2,105	3,147
Nonresidential real estate	3,356	19,623	27,088	50,067
Land	178	1,891	753	2,822
Commercial	1,380	2,231	920	4,531
Agricultural	339	2,230	510	3,079
Consumer	1,506	3,095	29,552	34,153

Total	$16,781	$66,375	$168,585	$251,741

The following table sets forth the dollar amount of all loans at March 31, 2014 due after March 31, 2015 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$38,887	$79,981	$118,868
Multi-family real estate	9,481	16,613	26,094
Construction	1,500	605	2,105
Nonresidential real estate	10,785	35,926	46,711
Land	1,098	1,546	2,644
Commercial	1,620	1,531	3,151
Agricultural	857	1,884	2,741
Consumer	2,036	30,610	32,646

Total	$66,264	$168,696	$234,960

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Nine Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Total loans at beginning of period	$260,716	$288,199	$253,535	$271,568
Loans originated (1):
One- to four-family residential real estate	18,123	26,741	6,515	8,219
Multi-family residential real estate	525	88	525	—
Construction	1,315	841	276	370
Nonresidential real estate	3,200	4,530	1,873	1,048
Land	243	640	53	—
Commercial business	1,352	874	778	350
Consumer	1,893	4,791	754	189

Total loans originated	26,651	38,505	10,774	10,176
Deduct:
Loan principal repayments	26,232	43,593	12,193	12,010
Loans originated for sale	9,394	19,694	375	6,317

Net loan activity	(8,975)	(24,782)	(1,794)	(8,151)

Total loans at end of period	$251,741	$263,417	$251,741	$263,417

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three and Nine Months Ended March 31, 2014 and 2013

Overview. Net income increased $176,000 to $583,000 for the quarter ended March 31, 2014, compared to net income of $407,000 for the quarter ended March 31, 2013. Net income increased $330,000 to $1.9 million for the nine months ended March 31, 2014, compared to net income of $1.6 million for the nine months ended March 31, 2013.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Interest income:
Loans	$2,847	$3,119	(8.7)%	$8,916	$9,892	(9.9)%
Investment and mortgage backed securities	902	718	25.6	2,350	2,266	3.7
Other interest-earning assets	3	10	(70.0)	13	17	(23.5)
Total interest income	3,752	3,847	(2.5)	11,279	12,175	(7.4)

Interest expense:
NOW and money market deposit accounts	42	59	(28.8)	232	256	(9.4)
Passbook accounts	50	64	(21.9)	155	266	(41.7)
Certificates of deposit	468	582	(19.6)	1,459	1,983	(26.4)
Total interest-bearing deposits	560	705	(20.6)	1,846	2,505	(26.3)
FHLB advances	62	42	47.6	162	134	20.9
Total interest expense	622	747	(16.7)	2,008	2,639	(23.9)
Net interest income	$3,130	$3,100	1.0	$9,271	$9,536	(2.8)

Net interest income remained flat at $3.1 million for the quarter ended March 31, 2014 compared to the same period in the prior year. A decrease of $95,000 in interest income was offset by a decrease of $125,000 in interest expense. The decrease in interest income was the result of a $14.8 million decrease in the average balance of loans and a decrease in the average rate earned on loans from 4.75% for the quarter ended March 31, 2013 to 4.59% for the quarter ended March 31, 2014, partially offset by a $15.4 million increase in the average balance of investments and an increase in the average rate earned on investments from 1.49% for the quarter ended March 31, 2013 to 1.73% for the quarter ended March 31, 2014. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.64% for the quarter ended March 31, 2013 to 0.52% for the quarter ended March 31, 2014.

Net interest income decreased $265,000, or 2.8%, to $9.3 million for the nine months ended March 31, 2014 as compared to $9.5 million for the nine months ended March 31, 2013. A decrease of $896,000 in interest income was partially offset by a $631,000 decrease in interest expense. The decrease in interest income was the result of a $21.0 million decrease in the average balance of loans, a decrease in the average rate earned on loans from 4.89% for the nine months ended March 31, 2013 to 4.78% for the nine months ended March 31, 2014, and a decrease in the average rate earned on investments from 1.74% for the nine months ended March 31, 2013 to 1.51% for the nine months ended March 31, 2014, partially offset by a $33.6 million increase in the average balance of investments. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.77% for the nine months ended March 31, 2013 to 0.58% for the nine months ended March 31, 2014. Changes in interest rates are reflective of decreases in overall market rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2014 and 2013. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2014			2013			2014			2013
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$247,972	$2,847	4.59%	$262,743	$3,119	4.75%	$248,465	$8,916	4.78%	$269,491	$9,892	4.89%
Investment and mortgage backed securities	208,559	902	1.73	193,131	718	1.49	207,511	2,350	1.51	173,894	2,266	1.74
Other interest-earning assets	25,874	3	0.05	34,130	10	0.12	23,525	13	0.07	29,977	17	0.08
	482,405	3,752	3.11	490,004	3,847	3.14	479,501	11,279	3.14	473,362	12,175	3.43
Noninterest-earning assets	39,177			35,632			38,753			36,283
Total assets	$521,582			$525,636			$518,254			$509,645

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	161,538	42	0.10	169,125	59	0.14	160,781	232	0.19	162,871	256	0.21
Passbook accounts (1)	93,967	50	0.21	87,322	64	0.29	94,359	155	0.22	83,741	266	0.42
Certificates of deposit (1)	174,304	468	1.07	182,249	582	1.28	172,804	1,459	1.13	186,676	1,983	1.42
Total interest-bearing deposits	429,809	560	0.52	438,696	705	0.64	427,944	1,846	0.58	433,288	2,505	0.77
FHLB advances	15,000	62	1.65	10,208	42	1.65	13,500	162	1.60	10,458	134	1.71
Total interest-bearing liabilities	444,809	622	0.56	448,904	747	0.67	441,444	2,008	0.61	443,746	2,639	0.79
Noninterest bearing liabilities, commitments and contingencies	2,453			9,316			2,944			5,746
Total liabilities, commitments and contingencies	447,262			458,220			444,388			449,492
Stockholders' equity	74,320			67,416			73,866			60,153
Total liabilities and stockholders' equity	$521,582			$525,636			$518,254			$509,645
Net interest income		$3,130			$3,100			$9,271			$9,536
Interest rate spread			2.55%			2.47%			2.53%			2.64%
Net interest margin (annualized)			2.60%			2.53%			2.58%			2.69%
Average interest-earning assets to average interest-bearing liabilities			108.45%			109.16%			108.62%			106.67%

Provision for (Recovery of) Loan Losses. The provision of loan losses was $75,000 for the quarter ended March 31, 2014, compared to $110,000 for the same quarter in the prior year. The recovery of loan losses was $292,000 for the nine months ended March 31, 2014, compared to a provision for loan losses of $585,000 for the same period in the prior year. The decrease in the provision for loan losses was primarily due to a $379,000 recovery of a commercial loan and a $124,000 recovery from two one- to four-family loans during the nine months ended March 31, 2014. Nonperforming assets as a percentage of total assets decreased from 2.79% at March 31, 2013 to 2.48% at March 31, 2014.

Other Income. The following table summarizes other income for the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)

Service charges	$594	$557	6.6%	$1,889	$1,807	4.5%
Gain on sale of loans	15	136	(89.0)	141	668	(78.9)
Gain on sale of investments	-	290	(100.0)	-	553	(100.0)
Gain (loss) on sale of other real estate owned	(1)	(130)	(99.2)	6	(83)	107.2
Gain on sale of fixed assets	-	-	-	136	-	100.00
Income from Bank Owned Life Insurance	150	81	85.2	362	298	21.5
Other	129	15	760.0	416	140	197.1
Total	$887	$949	(6.5)	$2,950	$3,383	(12.8)

Other income decreased $62,000, or 6.5%, to $887,000 for the quarter ended March 31, 2014 compared to $949,000 for the prior year quarter. The decrease is primarily due to a $290,000 decrease in gain on sale of investments and a $121,000 decrease in gain on sale of loans, partially offset by a $114,000 increase in other income. Other income decreased $433,000, or 12.8%, to $3.0 million for the nine months ended March 31, 2014 compared to $3.4 million for the prior year period. The decrease is primarily due to a $553,000 decrease in gain on sale of investments and a $527,000 decrease in gain on sale of loans, partially offset by a $276,000 increase in other income and a $136,000 increase in gain on sale of fixed assets.

The decrease in gain on sale of investments is due to the sale of mortgage-backed securities and other available for sale securities in the prior year periods with no corresponding sales in the current year periods. The decrease in gain on sale of loans is the result of a higher level of refinancing activity during the prior year periods as compared to the current year quarter and nine month periods due to higher loan rates in the current year. The increase in other income is primarily due to an increase in the value of mortgage servicing rights during the current year periods. The increase in income from mortgage servicing rights is primarily due to the decrease during current year periods in the prepayment of mortgages as compared to the prepayment of mortgages during the prior year periods. The increase in gain on sale of fixed assets was the result of the sale of our Osgood branch facility during the nine months ended March 31, 2014.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and nine months ended March 31, 2014 and 2013.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)

Compensation and employee benefits	$1,804	$1,864	(3.2)%	$5,424	$5,458	(0.6)%
Premises and occupancy expense	322	342	(5.8)	919	1,053	(12.7)
Deposit insurance premium	93	107	(13.1)	269	388	(30.7)
Advertising expense	61	78	(21.8)	239	259	(7.7)
Data processing expense	324	408	(20.6)	1,069	1,127	(5.1)
Provision for loss on real estate owned	-	-	-	1	105	(99.0)
Intangible amortization	35	48	(27.1)	110	128	(14.1)
Professional fees	151	152	(0.7)	667	554	20.4
Other operating expenses	416	428	(2.8)	1,250	1,142	9.5
Total	$3,206	$3,427	(6.4)	$9,948	$10,214	(2.6)

Noninterest expense decreased $221,000 to $3.2 million for the quarter ended March 31, 2014 compared to $3.4 million for the prior year quarter. Decreases included $84,000 in data processing expense and $60,000 in compensation and employee benefits. The decrease in data processing expense and in compensation and employee benefits for the three months ended March 31, 2014 as compared to the same period in the prior year is primarily due to additional expenses in the prior year related to a data processing conversion that was completed in February 2013.

Noninterest expense decreased $266,000 to $9.9 million for the nine months ended March 31, 2014 compared to $10.2 million for the prior year period. Decreases of $134,000 in premises and occupancy expense, $119,000 in deposit insurance premium and $104,000 in provision for loss on real estate owned were partially offset by increases of $113,000 in professional fees and $108,000 in other operating expenses. The decrease in premises and occupancy expense was primarily the result of non-recurring expenses for data processing upgrades in the prior year period. The decrease in provision for loss on real estate owned is due to write-downs on two commercial OREO properties in the prior year period with no such write-downs during the nine months ended March 31, 2014. The increase in professional fees is primarily the result of acquiring outside resources for internal audit and planning in the current year. The increase in other operating expenses is primarily the result of a short-term loan-related promotion during the current year period.

Income Taxes. Income tax expense for the three months ended March 31, 2014 was $153,000 compared to $105,000 for the three months ended March 31, 2013. Income tax expense for the nine months ended March 31, 2014 was $638,000 compared to $523,000 for the same period in the prior year. The increase in income tax expense for the current year periods is due to an increase in income before income taxes for the current year periods.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets, nonaccrual loans, and TDRs that are delinquent or have not been performing in accordance with their restructured terms for a specified period of time to be nonperforming assets.

All of the TDRs at March 31, 2014 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At March 31, 2014, 46 loans were considered to be TDRs (with a recorded investment of $13.3 million) of which 28 loans (with a recorded investment of $4.7 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	At March 31, 2014	At June 30, 2013
	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$1,951	$1,876
Multi-family real estate	1,732	1,861
Nonresidential real estate and land	3,285	918
Consumer	633	535
Total nonaccrual loans	7,601	5,190

Nonaccrual restructured loans:
One- to four-family residential real estate	1,578	2,554
Multi-family real estate	1,604	2,263
Nonresidential real estate and land	1,673	2,701
Total nonaccrual restructured loans	4,855	7,518
Total nonperforming loans	12,456	12,708
Real estate owned	578	618
Total nonperforming assets	13,034	$13,326
Accruing restructured loans	8,770	11,543

Accruing restructured loans and nonperforming assets	$21,804	$24,869

Total nonperforming loans to total loans	4.95%	4.87%
Total nonperforming loans to total assets	2.37	2.48
Total nonperforming assets to total assets	2.48	2.60
Total number of nonperforming loans	77	79

The decrease in nonperforming loans is primarily due to the payoff of a multi-family loan with a carrying value of $2.3 million and of the payoff of two one- to four-family loans with a total carrying value of $887,000 during the nine months ended March 31, 2014, partially offset by the addition of two nonresidential real estate loans with a carrying value of $2.4 million during the nine months ended March 31, 2014.

Interest income that would have been recorded for the three and nine months ended March 31, 2014 had nonaccruing loans been current according to their original terms was $147,000 and $371,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $56,000 and $166,000 for the three and nine months ended March 31, 2014, respectively.

At March 31, 2014, the percentage of nonperforming assets to total assets decreased by 0.12%, or 4.62%, to 2.48% as compared to 2.60% at June 30, 2013. A discussion of United Community Bank’s largest loans that were reported as nonperforming loans or TDRs at either March 31, 2014 or June 30, 2013 are described below in the narratives regarding the “Loan Relationships”, except for “Loan I” that was paid off during the December 2013 quarter. However, as reflected below, some of the Loan Relationships include loans that were restructured using the “Note A/B split note strategy” for which the amount of the Note B loan has been charged-off, with the borrower remaining responsible for that charged-off amount.

For purposes of this discussion, the loans are identified by a Loan number within each Loan Relationship, such as “Loan A-1”, “Loan A-2” and “Loan M-1 and M-2”.

The five largest nonaccrual loans at March 31, 2014 are Loans A-2, B-1, G, M-1, and M-2. At March 31, 2014 and June 30, 2013 the five largest charge-offs were comprised of loans in Loan Relationships B, E, F, H and K. Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship A. At March 31, 2014, this Loan Relationship consisted of one loan (Loan A-2) that had an aggregate carrying value of $1.6 million. Loan A-2 is secured by a first mortgage on two mobile home parks. At March 31, 2014, Loan A-2 is included in the above table in “Nonaccrual restructured loans, Multi-family real estate”, and at June 30, 2013, Loan A-2 is included in the above table in “Accruing restructured loans”, due to its restructuring as described below. At March 31, 2014, and June 30, 2013, Loan A-2 was classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At June 30, 2013, this Loan Relationship consisted of two loans (Loans A-1 and A-2) which had an aggregate carrying value of $3.9 million. At June 30, 2013, Loan A-1 is included in the above table in “Nonaccrual restructured loans, Multi-family real estate”. During the quarter ended December 31, 2012, Loans A-1 and A-2 reverted to the interest rate required by each loan’s original adjustable rate terms. At March 31, 2014, Loan A-2 was not performing in accordance with its original terms. Loan A-1 was not included in the above table at March 31, 2014 because the loan was paid off during the December 31, 2013 quarter, with its full carrying value of $2.3 million, plus the $379,000 charge off related to the loan, being recovered. As described below, the Loan Relationship had previously included a third loan, Loan A-3, which had also previously been restructured using the Note A/B split note strategy. Loan A-3 was paid off during the quarter ended June 30, 2013, with the full carrying value of Note A and Note B loans, $994,000 and $651,000, respectively, being recovered. Accordingly, Loan A-3 is not included in the above table at March 31, 2014 or at June 30, 2013. A more detailed history of Loan Relationship A follows.

The loans comprising Loan Relationship A were originally restructured in October and November, 2010. At the time of the first restructuring in 2010, Loan A-1, had a carrying value of $3.0 million, was 180 days delinquent, and Loans A-2 and A-3 were performing in accordance with their original terms. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on loans A-2 and A-3 that were restructured. The borrowers paid a loan modification fee of $3,000 for this restructuring. On each of the three loans, one of the borrowers is a corporate entity whose principals individually signed as co-borrowers. At the time of the original restructuring, the Bank analyzed the personal net worth, liquid net worth, debt-to-income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of the potential future losses. Management established a $1.1 million specific allocation on these three loans through a charge-off to the general allowance for loan losses as reflected in the Company’s Form 10-K, as amended, for the year ended June 30, 2011 filed with the Securities and Exchange Commission on March 28, 2012.

In March 2011, Loan A-2 had a carrying value of $1.8 million and was performing in accordance with its restructured terms. Loan A-3 had a carrying valuation of $1.6 million. In March 2011, Loan A-3 was again experiencing cash flow problems due to the combined effect decreases in rental revenue from the properties. Due to financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loans. Therefore, in March 2011, Loan A-3 was restructured into two loans, using the Note A/B split note strategy. The first loan (Loan A-3, a Note A loan) had a balance of $994,000, was classified as substandard, reported as a TDR, and placed on nonaccrual. The second loan (a Note B loan) had a balance of $651,000 that was charged-off as reflected in the Company’s Form 10-K, as amended, for the year ended June 30, 2011 filed with the Securities and Exchange Commission on March 28, 2012.

During the latter part of the quarter ended March 31, 2014, Loan A-2 began experiencing financial difficulties, primarily due to decreased rental revenue resulting from a decrease in occupancy. As a result of the decreased cash flow, the Bank re-appraised the two mobile home parks securing the loan. The new appraisal reflected a decrease of approximately $200,000 from the previous appraisal. In conjunction with the new appraisal, the Bank conducted an impairment analysis which resulted in the need for a specific allocation of $172,000. Management expects the borrower and co-borrower to infuse additional capital into the property to perform improvements to increase occupancy and cash flow.

•	Loan Relationship B. At March 31, 2014, this Loan Relationship consisted of four loans (two Note A loans, Loan B-1 and Loan B-2, and two Note B loans) having an aggregate carrying value of $1.4 million. At June 30, 2013, the aggregate carrying value of the loans was $1.4 million. At March 31, 2014, Loan B-1, which was restructured previously using the Note A/B split note strategy, had an aggregate carrying value of $1.2 million, and secured by a first mortgage on two separate retail strip shopping centers. At March 31, 2014, Loan B-2, which was restructured previously using the Note A/B split note strategy, had an aggregate carrying value of $172,000 and secured by a single purpose commercial use property. Loans B-1 and B-2 are included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at March 31, 2014 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, Loans B-1 and B-2 are classified as “Nonresidential real estate, Substandard” at March 31, 2014 and June 30, 2013. Loans B-1 and B-2 were performing in accordance with their restructured terms at December 31, 2013. A more detailed history of Loan Relationship B follows.

The loans comprising Loan Relationship B were originally restructured in June 2010, with an aggregate carrying value of $4.1 million. At the time of the original restructuring, the property value was based primarily on the collateral’s cash flow, including required personal cash infusions from the co-borrowers. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. One of the borrowers is a corporate entity. The principals of the corporate borrower are co-borrowers on the loans. The Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co- borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of potential future losses. The restructured loans were considered impaired at June 30, 2010, with an allowance for loan loss of $600,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrowers from the calculation of the carrying value. In March 2011, the loans were again experiencing cash flow problems due to the combined effect due to decreases in rental revenue from the properties. Due to financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loans. Therefore, in March 2011, the two loans secured by the two separate retail strip shopping centers were combined and refinanced into two loans, using the Note A/B split note strategy. The first loan (Loan B-1, a Note A loan) had a balance of $2.4 million and was classified as substandard, reported as a TDR, and placed on nonaccrual. The second loan (a Note B loan) had a balance of $1.3 million and was charged-off (inclusive of the $600,000 specific allowance recorded for this Loan Relationship in the quarter ended June 30, 2010).

In March 2011, Loan B-2 was refinanced into two loans, using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was for $238,000 and was classified as substandard and a TDR. The second loan (a Note B loan) was for $169,000 and was charged-off. The restructured loans had interest rates 275 basis points lower than their 2010 restructured rates for a period of two years, and 500 basis points below their original rates.

In May 2012, one of the two retail strip shopping centers that secured Loan B-1 experienced the loss of a major tenant. The resultant decrease in cash flow caused the Bank to have the two retail strip shopping centers securing the loan appraised in June 2012. The appraisal reflected that the properties had declined to $1.45 million from the February 2011 appraised value of $2.95 million. Management determined that this loan will ultimately be settled through the sale of the property. A charge-off of $956,000 was established in the quarter ended June 30, 2012 based on the then most recent appraisal which indicated a known loss, together with an additional impairment of $189,000 based on the Bank’s experience in settling foreclosed property. The carrying value of this loan was classified as substandard, and reported as a TDR. The Bank also appraised the single purpose commercial use property in June 2012. The value of this property declined to $225,000 from $325,000 in February 2011 due to decreased cash flow from the then current tenant. Management determined that this loan would also be settled from the sale of the property. A charge-off in the amount of $22,000 was established based on the then most recent appraisal indicating a known loss, together with an additional impairment of $29,000 based on the Bank’s experience in settling foreclosed property. The carrying value of this loan was classified as substandard, and the loan reported as a TDR. During the quarter ended March 31, 2013, the balloon payment for the two loans secured by the two separate retail strip shopping centers became due. An independent appraisal was performed in March 2013 on the properties reflecting that the appraised value of the properties had increased to $1.8 million. The loan was restructured during the March 2013 quarter using the Note A/B split note strategy. The first loan (Loan B-1, a Note A loan) was refinanced for $1.3 million, with a market interest rate of 5.50% based on a 30 year loan term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was for $2.3 million was charged-off. This charged-off amount equaled the amount of the Note B loan balance in March 2011($1.3 million) plus that portion Note A loan balance in March 2011 that was charged-off during the period ended June 30, 2012 ($1.0 million).

The balloon payment for Loan B-2 also came due during the quarter ended March 31, 2013. The Note A loan and the Note B loan secured by the single purpose commercial use property were modified again using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was modified to a balance of $185,000, with a market interest rate of 5.50%, for a 30-year term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was modified at its then current balance of $191,000 was charged-off. This charged-off amount equaled the amount of the Note B loan balance in March 2011 ($169,000) plus that portion of the Note A loan having a balance in March 2011 that was charged-off during the period ended June 30, 2012 ($22,000).

•	Loan Relationship D. At March 31, 2014 and June 30, 2013, Loan Relationship D was comprised of two loans (a Note A loan and a Note B loan) which had an aggregate carrying value of $1.3 million. The loans are secured by a first mortgage on a 62-unit apartment complex near a college campus. As of March 31, 2014 and June 30, 2013, the first loan (a Note A loan) is included in “Accruing restructured loans” in the above table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the first loan (a Note A loan) is classified as “Multi-family residential real estate, Substandard,” at March 31, 2014 and June 30, 2013. There are no personal guarantees or co-borrowers on these loans. The Note A loan in Loan Relationship D was performing in accordance with its restructured terms at March 31, 2014. A more detailed history of Loan Relationship D follows.

Loan Relationship D was originally comprised of one loan that was restructured in December 2008 in connection with a loan made to a seasoned property manager who purchased the property securing a delinquent loan in lieu of the Bank foreclosing on the prior borrower. The Bank loaned the new borrower funds to purchase and renovate the subject property. At that time, management established a $113,000 specific reserve through a charge-off to the general allowance for loan losses. There was no personal guarantee or co-borrower on this new loan. The new loan required interest only payments through December 2011 and was therefore reported as a TDR. At the time of the acquisition, management believed that the new borrower would be able to renovate the property with a view toward improving the property’s cash flow, and in turn, the performance of the loan. At the time the loan was made, an independent appraisal was performed on the collateral underlying the loan. This appraisal supported the loan’s $1.6 million carrying value. In January 2012, the interest rate on the loan was to be adjusted to the prime interest rate as published by The Wall Street Journal, plus a spread, and converted to principal and interest payments. The borrower completed renovations to the property and the cash flow of the property improved. In November 2011, the borrower approached the Bank and expressed concern about being able to pay the principal and interest payment that would go into effect in January 2012. The internal cash flow analysis completed by the Bank indicated that the payment could be made based on the significantly higher monthly occupancy rates that had resulted from the borrower’s renovations of the subject property. Nevertheless, an appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in December 2011, and the appraised value of the property had decreased to $1.4 million. Therefore, this loan was restructured into two loans using the Note A/B split note strategy. Based on the cash flows produced by the property, the first loan (a Note A loan) had a balance of $1.3 million at a market interest rate with a two year balloon payment. This loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $393,000 and was charged-off in December 2011. During the quarter ended June 30, 2013, in anticipation of the balloon payment becoming due in the December 31, 2013 quarter, the borrower requested that the Bank refinance the property based on its improved cash flow. The Bank had been reviewing the property’s cash flow on a monthly basis and agreed that its cash flow had improved. An appraisal was ordered to provide the “as is” value of the property. The independent appraisal obtained in June 2013 reflected that the value of the property had increased to $1.7 million from $1.4 million in December 2011, and the two loans were again refinanced using the Note A/B split note strategy. Because of the increased cash flow from the property underlying the loan, the first loan (a Note A loan) had a net carrying value of $1.3 million, including $83,000 from the prior Note B loan, with a market interest rate of 5.50%, for a 20 year loan term and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) balance was $310,000 and was charged-off. This charged-off amount included the $393,000 in the Note B Loan from December 2011, less the $83,000 included in the new Note A loan as a result of the property’s improved cash flow.

•	Loan Relationship E. At March 31, 2014, this Loan Relationship was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $281,000. At June 30, 2013, this Loan Relationship was comprised of two loans having an aggregate carrying value of $516,000. The loans are secured by nonresidential properties (warehouses). There are no personal guarantees or co-borrowers on these loans. As described below, these loans were previously restructured using the Note A/B split note strategy. The first loan (a Note A loan) is included in the above table in “Accruing restructured loans” at March 31, 2014 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40 , the Note A loan was classified as “Nonresidential real estate, Substandard” at March 31, 2014 and June 30, 2013. The Note A loan in Loan Relationship E was performing in accordance with its restructured terms at March 31, 2014. A more detailed history of Loan Relationship E follows.

Loan Relationship E was originally comprised of one loan. The loan was restructured in April 2010. At June 30, 2010, the charge-off to the general allowance for loan losses, based upon a then current independent appraisal, was $308,000. The restructured loan had payments deferred for one year, while accruing interest at a market rate. This loan was scheduled to undergo an interest rate and payment reset in February 2011. There were no personal guarantees or co-borrowers on this loan. At the time of the loan adjustment period, it became apparent that the borrower would have difficulty making the required monthly payments beginning in February 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the Note A/B split note strategy in March 2011. The terms of Note A the loan were calculated using the borrower’s then current financial information to yield a payment having a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s normal underwriting standards. A restructuring fee of $9,000 was charged and included in the Note B loan at March 31, 2011. The Note A loan had a balance of $569,000, put on nonaccrual, classified as substandard and was reported as a TDR. The Note B loan had a balance of $508,000, which was charged-off in the quarter ended March 31, 2011. This charged-off amount was inclusive of the previous specific reserve of $308,000 recorded during the period ended June 30, 2010. During the quarter ended March 31, 2013, the balloon payments for these loans became due. At that time, the Bank had been reviewing the cash flow of the property on a monthly basis and verified that the cash flows had not changed. An independent appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in February 2013, and the appraised value of the property had decreased to $910,000 from $997,000 in February 2011. The loans were refinanced into two loans, again using the Note A/B split note strategy. The first loan (a Note A loan) had a balance of $519,000 with a market interest rate of 5.50%, for a 30- year term and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $507,000 and was charged-off. This charged-off amount equaled the amount of the Note B loan originated in March 2011. In the quarter ended December 31, 2013, the borrower sold one of the four nonresidential properties securing the Note A loan and the Note B loan. The Bank received the net proceeds of $227,000 from this sale and applied these net proceeds to the balance of the Note A loan.

•	Loan Relationship F. At March 31, 2014 and June 30, 2013, Loan Relationship F was comprised of two loans (a Note A and a Note B) having an aggregate carrying value of $439,000 and $444,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. At March 31, 2014, the Note A loan is included in the above table as “Accruing restructured loans” at March 31, 2014 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the Note A loan is classified as “Multi-family real estate, Substandard” at March 31, 2014 and June 30, 2013. The Note A loan in Loan Relationship F was performing in accordance with its restructured terms at March 31, 2014. A more detailed history of Loan Relationship F follows.

The original loan was initially restructured using the Note A/B split note strategy in June 2010 based on an 80% loan-to-value ratio derived from an April 2010 independent appraisal. The first loan (Note A) had a balance of $631,000 with a market interest rate of 5.50%, for a 25-year term, based on a 3/1 ARM. This loan was put on nonaccrual and classified as substandard. The second loan (a Note B loan) had a balance of $216,800 and there was a specific reserve established for the entire amount of the loan. The borrower was a corporate entity, with two principals, each of whom individually was a co-borrower of the loans. At December 31, 2010, the first loan was 160 days delinquent. The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multi-family residential real estate and the single-family real estate. The personal problems between the borrowers also resulted in the borrowers’ inability to make the required personal cash infusions. In the latter part of 2010 and into early 2011, one of the borrowers effectively took control of the multi-family residential real estate and the single-family real estate, and brought the business current with respect to property taxes, deposit refunds to former tenants, and made required monthly loan payments in January and February 2011. Other than the January and February 2011 loan payments, the borrowers were unable to make payments to bring the loan current. Based upon those developments, management completed a detailed analysis of the total lending relationship with the borrowers. As a result of this analysis, these loans were again restructured, using the Note A/B split note strategy in March 2011. The terms of first loan (a Note A loan) were calculated using the borrowers’ then current financial information to yield a payment having a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s normal underwriting standards. A restructuring fee of $7,000 was charged and included in the second loan (a Note B loan) at March 31, 2011. After the restructuring in March 2011, the Note A loan had a balance of $475,000, was put on nonaccrual, classified as substandard and reported as a TDR. The Note B loan had balance of $405,000. The full amount of the Note B loan was charged-off in the quarter ended March 31, 2011, inclusive of the previous specific reserve of $216,800 from December 31, 2010. A two year balloon payment was due in March 31, 2013 on the loans unless the borrower refinanced the loans to a market rate loan at that time. During the quarter ended December 31, 2012, as a result of the continued personal problems of the co-borrowers, the two loans were modified with one of the borrowers who had taken control of the two properties in early 2011. The other borrower relinquished all of its interest in the two properties. However, in addition to the one borrower retained on the loan, two other borrowers were added to the loans to provide managerial strength to the relationship and increase property’s income potential. The Bank had been reviewing the cash flow of the property on a monthly basis and determined that the cash flows had improved due to the borrowers’ enhanced managerial ability. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in December 2012, and the appraised value of the properties had decreased to $730,000 from $774,000 in February 2011. During the quarter ended December 31, 2012, the two loans were modified, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan was modified to a market interest rate of 5.50%, with no increase in the principal balance ($453,000). The term of the loan was also reduced to 324 months from the remaining term of 339 months. Even with the higher market interest rate and the shorter term of the loan, the debt service coverage ratio is above 1.20x, which complied with the Bank’s current loan underwriting standards. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in March 2011, and therefore, the charge off amount ($405,000) remained the same as in March 2011. However, the interest rate was reduced to 0%, as the loan had been charged-off.

•	Loan Relationship G. At March 31, 2014, the loan in Loan Relationship G had a carrying value of $1.7 million. At June 30, 2013, the loan in Loan Relationship G had a carrying value of $1.9 million. This loan is secured by a 93-pad mobile home park and an 87-pad mobile home park. The borrowers are two limited liability corporations and the two co-borrowers are the principals of the corporations. This loan is a participation loan with another financial institution. The Bank is the lead lender and has a 79% interest in the loan. This loan is included in the above table in “Nonaccrual Loans, Multi-family real estate” at March 31, 2014 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, this loan is classified as “Multi-family residential real estate, Substandard,” at March 31, 2014 and June 30, 2013. At March 31, 2014, the loan was performing in accordance with its original terms. A more detailed history of Loan Relationship G follows.

The borrowers approached the Bank and advised it in May 2011 that they were having cash flow problems even though the loan was current. The Bank received updated financial information from the borrowers after being advised of these cash flow problems. The financial information showed there were cash flow problems, but that the co-borrowers had been infusing their personal funds. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in July 2011, and the appraised value of the properties had decreased to $2.13 million from $3.6 million in September 2010. Based on the cash flow of the properties, the Bank established impairment in the amount of $400,000, effective June 30, 2011, based on the information available when the June 30, 2011 financial statements were issued. At June 30, 2011, the Bank’s portion of the loan balance was $2.1 million. At January 31, 2012, the loan was 39 days delinquent and the Bank was not receiving current financial information. Accordingly, new appraisals were ordered and received in March 2012, reflecting an aggregate appraised value of $2.8 million which was an increase from the $2.13 million appraised value from July 2011. The borrower brought the loan current by June 30, 2012. The borrower has recently hired a management company and the Bank has been receiving the borrower’s financial statements on a timely basis. New appraisals were received in December, 2013 on the two mobile home parks that secure this loan reflecting an aggregate value of $2.75 million, the same aggregate value from the March 2012 appraisals. In March, 2014, the borrowers approached the Bank and again stated they were having cash flow issues. The loan was current as of March 31, 2014. However, the Bank continues to monitor this loan relationship closely.

•	Loan Relationship H. At March 31, 2014 and June 30, 2013, Loan Relationship H was comprised of three loans having an aggregate carrying value of $1.0 million. At March 31, 2014, Loan H-1, which as described in further detail below, was previously restructured using the Note A/B split note strategy, had an aggregate carrying value $726,000. At June 30, 2013, Loan H-1 had an aggregate carrying value of $734,000. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability corporation and the two co-borrowers are the principals of the limited liability corporation. Loan H-1 is included in the above table as “Accruing restructured loans,” at March 31, 2014 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, Loan H-1 is classified as “Multi-family residential real estate, Substandard” at March 31, 2014 and June 30, 2013. Additionally, during the quarter ended June 30, 2013 the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At March 31, 2014, the balance of Loan H-2 was $266,000. At June 30, 2013, the balance for Loan H-2 was $276,000. Loan H-2 is not included in the above table as “Accruing restructured loans” at March 31, 2014 and June 30, 2013. At March 31, 2014 and June 30, 2013, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014, Loan H-1 was performing in accordance with its restructured terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship H follows.

Originally, Loan Relationship H was comprised of one loan. The interest rate was to reset to 5.75% on June 1, 2012. The borrowers approached the Bank and advised it that the property’s cash flow of the property could not sustain the increase in interest rate. Independent appraisals received in June 2012 reflected that the properties on which the Bank maintained a first lien interest were valued at $978,000. As of June 30, 2012, the Bank recorded a charge-off of $481,000 to reflect the carrying value of the loan at $744,000. Prior to the establishment of the $481,000 charge-off, management had established a specific allocation on this loan through a charge-off to the general allowance beginning in the June 30, 2009 quarter. The amount of the specific allocation as of March 31, 2012 was $639,000. The one loan was performing in accordance with its restructured terms at June 30, 2012. In the September 30, 2012 quarter, the borrowers again approached the Bank and advised it that the property’s cash flow could not sustain the loan. Therefore, the one loan was restructured, using the Note A/B split note strategy. The first loan (a Note A loan) was for $748,000, with a market rate of interest of 5.00%, for a 30-year term and a three year balloon payment. The carrying value of this loan was placed on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was for $515,000 (inclusive of the $481,000 that was charged-off in the June 30, 2012 quarter) and was charged-off. The interest rate was reduced to 0% as the loan had been charged-off.

•	Loan Relationship J. At March 31, 2014, this relationship was comprised of four loans having an aggregate carrying value of $1.8 million. At June 30, 2013, the aggregate carrying value of the loans was $1.9 million. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that is contiguous to the nonresidential real estate and is zoned for commercial development. Loan J-2 is secured by a first mortgage on six one-to four-family non owner-occupied residential properties and an 80 acre tract of land. Loan J-3 is secured by a first mortgage on the principal residence of the co-borrower who has co-signed on each of the loans in loan relationship J. Loan J-4 is a home equity line of credit secured by a second mortgage on the principal residence of the co-borrower who is signed on each of the loans in Loan Relationship J. Two of the Loan J-1 borrowers are corporate entities and each of whose principals individually signed as co-borrowers. One of the Loan J-2 borrowers is a corporate entity whose principal individually signed as a co-borrower. The Loan J-3 and Loan J-4 borrower is an individual borrower on each of the loans in Loan Relationship J. At March 31, 2014 and June 30, 2013, Loan J-1 is included in the above table in “Nonaccrual, Nonresidential Real Estate”. At March 31, 2014 and June 30, 2013, Loans J-2, J-3, and J-4, are not included in the Nonaccrual table. At March 31, 2014 and June 30, 2013, Loan J-1 was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014 and June 30, 2013, Loan J-2 was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014 and June 30, 2013, Loans J-3 and J-4 were classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014, Loan J-1 was performing in accordance with its restructured terms, and J-2, J-3, and J-4 were performing in accordance with their original terms. A more detailed history of Loan Relationship J follows.

During the quarter ended June 30, 2013, the co-borrowers of Loan J-1 approached the Bank and advised it that the entity that had been buying the nonresidential real estate portion of this property on land contract, was vacating the premises. The contract buyers also stated they were unable to make the contract loan payments. The co-borrowers had been using the payments from this land contract to make loan payments to the Bank. The Bank ordered an independent appraisal of the nonresidential real estate and the contiguous 1.753 acre tract of land. The appraised value, received in June 2013, totaled $1.1 million, $720,000 for the nonresidential real estate property, and $390,000 for the 1.753 acres tract of land. This was a decrease from the April 2007 appraised value of $1.6 million. The co-borrowers are able to pay $1,550 per month for the monthly real estate taxes and $3,450 per month on Loan J-1. Therefore, in the June 30, 2013 quarter, Loan J-1, with a carrying value of $869,000, net of the charge off amount of $161,000, was put on nonaccrual and classified as substandard and was reported as a TDR. The carrying value and the charge off amount were determined by an impairment analysis using 80% of the appraised value of the nonresidential real estate plus 75% of the appraised value of the 1.753 acre tract of land. Subsequent to June 30, 2013, the borrowers signed a purchase agreement with an unrelated third party for the nonresidential real estate property at a sales price that would enable any unpaid principal balance to be fully collateralized by the remaining collateral. During the quarter ended March 31, 2014, the purchase agreement expired and the potential purchaser decided they were no longer interested in the property. At the time of this filing, the borrowers are pursuing other possible sale opportunities.

•	Loan Relationship K. At March 31, 2014, this Loan Relationship was comprised of seven loans having an aggregate carrying value of $1.5 million. At June 30, 2013, this Loan Relationship was comprised of eight loans having an aggregate carrying value of $1.6 million. At March 31, 2014 Loan K-1 had an aggregate carrying value of $739,000 and secured by 11 one-to four-family non-owner occupied properties and one multi-family property. In June 30, 2013, Loan K-1 had an aggregate carrying value of $813,000 and secured by 12 one- to four-family non-owner occupied properties and one multi-family property. As further described below, Loan K-1 was previously restructured using the Note A/B strategy. During the quarter ended March 31, 2014, one of Loan K-1’s one- to four-family non-owner occupied properties was sold. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-5 is secured by a first mortgage on the principal residence of the two individual co-borrowers. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence the two individual co-borrowers. Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence the two individual co-borrowers. One of the Loan K-1 co-borrowers is a corporate entity, each of whose principals, together with their respective spouses, is a co-borrower. Two of the Loan K-2 and K-3 co-borrowers are individual co-signors. Loan K-5 co-borrowers are individually signed. One of the Loan K-6 and K-7 co-borrowers is a corporate entity whose principal, together with their spouse, is co-borrower.

At March 31, 2014 and June 30, 2013, Note A of Loan K-1 is included in the above table in “Accruing Restructured Loans.” At March 31, 2014 and June 30, 2013, Loans K-2, K-3, K-5, K-6, and K-7, are not included in the above nonaccrual table because these loans were performing in accordance with their original terms. At March 31, 2014 and June 30, 2013, the Note A loan of Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014 and June 30, 2013, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014 and June 30, 2013, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014 and June 30, 2013, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014 and June 30, 2013, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014 and June 30, 2013, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014, the Note A loan of Loan K-1 was performing in accordance with its restructured terms, and Loan K-2, K-3, K-5, K-6, and K-7, were performing in accordance with their original terms. A more detailed history of Loan K-1 follows.

In November 2011, a charge-off in the amount of $406,000 was established for Loan K-1 because of cash flow issues of the rental properties securing this loan. At that time independent appraisals were ordered. The new appraisals, received in December 2011, reflected that the values of the properties had decreased to $1,262,000 from $1,998,500 as of May 2007. The Bank determined to restructure the loan utilizing the Note A/B split note strategy. The first loan (Loan K-1, a Note A loan) was for $1,128,000 with the market rate of interest of 5.50% and a two year balloon payment. This loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $415,000 and was charged-off and the interest rate reduced to 0%. This charge-off amount was $9,000 more than the charge-off amount established in November 2011. In July 2012, the borrowers sold four of the rental properties and the net proceeds of $301,000 were applied to Loan K-1, reducing the principal to $823,000 from $1,125,000. A fifth rental property was released because of the condition of the property.

Loan K-1 was restructured again utilizing the Note A/B split note strategy during the quarter ended December 31, 2013 due to the balloon payment described above. The first loan (a Note A loan) was for $809,000 with the market rate of interest of 5.50% and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $415,000 and was charged-off and the interest rate reduced to 0%. In March, 2014, the borrowers sold one of the rental properties and the net proceeds of $65,000 were applied to Loan K-1, reducing the principal to $739,000. Therefore, at March 31, 2014, there were a total of 12 rental properties remaining as collateral for this loan. In the December 31, 2013 quarter, Loan K-4 was paid in full.

•	Loan Relationship L. At March 31, 2014, this Loan Relationship was comprised of one loan having an aggregate carrying value of $313,000. At June 30, 2013, this loan had a carrying value of $547,000. This loan is secured by a first mortgage on two one-to four-family non-owner occupied properties and two nonresidential properties. The borrowers are husband and wife who jointly own these properties. Each of the borrowers is also a co-borrower on the loan. The loan is included in the above table in “Nonaccrual restructured loans, Nonresidential real estate” as of March 31, 2014 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, this loan is classified as “Nonresidential real estate, Substandard” at March 31, 2014 and June 30, 2013, and is reported as a TDR. This loan was performing in accordance with its restructured terms at March 31, 2014. A more detailed history of Loan Relationship L follows.

This Loan Relationship was originally comprised of two loans originated in the first quarter of 2008 and had an aggregate net carrying value of $743,000 at March 31, 2008. In early 2011, the borrowers began to experience cash flow problems because a major tenant in one of the nonresidential properties was making sporadic rental payments. At June 30, 2011, the two loans were not 30 days delinquent; nevertheless, the Bank ordered independent appraisals on the properties securing the loan due to the underlying cash flow problems. The appraisals were received in June 2011 and reflected a total value of $676,000 compared to the original November 2007 appraised value of $1.2 million. At September 30, 2011, one of the loans was 30 days delinquent at which time management determined to establish an impairment of $93,000. Based on the then most recent appraisal indicating a known loss and the borrowers’ cash flow problems, in the quarter ending December 31, 2011, management determined to refinance the two loans into one loan at a below market interest rate. A charge off of $124,000, inclusive of the impairment established in the September 30, 2011 quarter, was also recorded. As part of the Bank’s ongoing monitoring and impairment analysis, the Bank obtained new appraisals on all five properties relating to this loan relationship in the quarter ended June 30, 2013. The total value of these new appraisals was $680,000, reflecting an increase of $4,000 from the appraisals completed in June 2011. In the quarter ended September 30, 2013, the borrowers received an offer from a qualified buyer to purchase one of the nonresidential properties for $182,000. This property had appraised for $185,000 in June 2013. Based on the anticipated net proceeds from the sale to be applied to the loan’s principal balance, the Bank increased the charge off amount on this loan to $154,000 as of December 31, 2013. In January 2014, the sale occurred and net proceeds of $65,000 were applied to the principal balance of the loan.

•	Loan Relationship M. At March 31, 2014, Loan Relationship M was comprised of two loans having an aggregate carrying value of $2.4 million. At June 30, 2013, Loan Relationship M was comprised of two loans having an aggregate carrying value of $2.5 million. The loans are secured by a first mortgage on two golf courses, including a club house on each, in the Greater Cincinnati area, an approximately 25 acre tract land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and step mother of one of the co-borrowers. At March 31, 2014, Loans M-1 and M-2 are included in the above table in “Nonaccrual, Nonresidential Real Estate”. At June 30, 2013, Loans M-1 and M-2 are not included in the Nonaccrual table. At March 31, 2014, Loans M-1 and M-2 were classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At June 30, 2013, Loan M-1 was classified as “Nonresidential Real Estate, Special Mention” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At June 30, 2013, Loan M-2 was classified as “Nonresidential Real Estate, Watch” in the “Credit Risk Profile by Internally Grade” table on page 40. At March 31, 2014, the Bank had entered into payment plan agreement with the borrowers to bring current loan payments that were not paid in November and December 2013, and real estate taxes during the period ended March 31, 2014. A more detailed history of Loan Relationship M follows.

Loan M-1 originated in December 2007 and Loan M-2 originated in July 2009 each with a 20 year term. Under each loan’s terms, payments are due from April through December of each year; no payments are required in January, February and March of each year. Due to reduced cash flows resulting from inclement weather, in December 2013, the co-borrowers advised the Bank that they would pay the amounts due for November and December 2013 in February and March 2014, respectively. Due to the continuation of the severe winter weather and resultant reduced cash flows, borrowers were unable to make the payment due in February 2014 and were unable to make the tax payment due during the period ended March 31, 2014. As a result of the failure to make the November payment, the decrease in cash flow and the borrowers’ failure to pay real estate taxes, the Bank had both properties appraised. The appraisals were received in March 2014 and reflected an aggregate decrease in value of approximately $500,000 as compared to their March 2009 appraised value. Based on the new appraised value, there was no known loss to the Bank. The Bank also performed an impairment analysis on each loan in March 2014 resulting in an aggregate impairment of $41,000. The Bank and the co-borrowers agreed to a revised repayment plan to bring all payments, and real estate taxes, due but not paid during the period ended March 31, 2014, current by July 31, 2014. At March 31, 2014, management established a specific allocation of $41,000. In April 2014, the co-borrowers paid the payments that were due in April for each loan under the revised plan.

The following table summarizes all Note A/B format loans at March 31, 2014:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
Nonresidential real estate	$2,756	$3,476	$6,232	5	5
Multi-family residential real estate	3,233	1,645	4,878	4	4
One- to four-family residential real estate	200	61	261	1	1

Total (1)	$6,189	$5,182	$11,371	10	10

(1)	Included in this total are an aggregate of $4.9 million comprised of Note A loans and $4.6 million comprised of Note B loans that are included in the discussion of Loan Relationships B, D, E, F, H and K.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At March 31, 2014
	Loan Status		Total
(in thousands)	Accrual	Nonaccrual	Unpaid Principal Balance	Related Allowance	Recorded Investment	Number of Loans	Average Recorded Investment
One- to four-family residential real estate	$1,271	$1,578	$2,849	$-	$2,849	23	$3,068
Multi-family residential real estate	4,115	1,604	5,719	172	5,547	11	5,664
Nonresidential real estate	3,384	1,673	5,057	120	4,937	12	5,042

Total	$8,770	$4,855	$13,625	$292	$13,333	46	$13,774

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2014		Nine Months Ended March 31, 2014
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$14,213	47	$18,915	52
Additions to TDR	-	-	20	-
Charge-offs	(152)	-	(206)	-
Removal of TDRs(1)	(102)	(1)	(4,304)	(6)
Payments	(626)	-	(1,092)	-
Ending balance	$13,333	46	$13,333	46

(1)	The removal of these loans from TDR was due to the payoff of the loans during the nine months ended March 31, 2014.

Loans that were included in TDRs at March 31, 2014 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At March 31, 2014, there were 42 loans that required payments of principal and interest, and four loans that required interest payments only.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At March 31,
	2014	2013
	(In thousands)
Special mention assets	$5,485	$5,145
Substandard assets	21,431	27,541
Total classified assets	$26,916	$32,686

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at March 31, 2014 and at June 30, 2013.

At March 31, 2014:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$101,635	$32,321	$8,948	$16,535	$30,643	$3,147	$899	$5,843	$199,971
Watch	5,736	961	4,256	2,729	8,560	—	845	1,767	24,854
Special mention	750	132	759	343	2,444	—	1,057	—	5,485
Substandard	3,919	739	882	7,450	8,420	—	21	—	21,431

Total	$112,040	$34,153	$14,845	$27,057	$50,067	$3,147	$2,822	$7,610	$251,741

At June 30, 2013:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$99,494	$34,506	$10,909	$16,900	$26,340	$2,200	$2,364	$5,691	$198,404
Watch	6,033	641	3,988	5,102	14,866	-	861	1,414	32,905
Special mention	756	17	388	353	3,343	-	186	-	5,043
Substandard	5,121	535	1,370	9,951	7,353	-	24	10	24,364
Total	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At March 31, 2014		At June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$1,650	$661	$1,748	$706
Consumer	147	210	202	68
One- to four-family mortgage – nonowner-occupied	421	284	54	388
Multi-family mortgage	1,604	—	110	—
Nonresidential real estate mortgage – commercial and office buildings	6	108	286	18
Construction	—	—	—	—
Land	—	—	—	—
Commercial and agricultural	6	—	7	—

Total	$3,834	$1,263	$2,407	$1,180

The following table illustrates the changes to the allowance for loan losses for the three and nine months ended March 31, 2014:

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- family Non- owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2014:	$1,007	$638	$209	$1,161	$2,294	$12	$17	$33	$5,371
Charge offs	(2)	(25)	-	-	-	-	(12)	(4)	(43)
Recoveries	3	41	1	10	1	-	12	-	68
Provision (credit)	156	(97)	6	26	(18)	(1)	(2)	5	75
Ending Balance:	$1,164	$557	$216	$1,197	$2,277	$11	$15	$34	$5,471
Allowance for Credit Losses:
Balance, July 1, 2013:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(459)	(103)	-	-	(30)	-	(15)	(4)	(611)
Recoveries	370	95	2	411	28	-	24	1	931
Provision (credit)	311	12	(1)	(500)	(107)	1	(11)	3	(292)
Ending Balance:	$1,164	$557	$216	$1,197	$2,277	$11	$15	$34	$5,471

Balance, Individually Evaluated	$-	$-	$16	$357	$160	$-	$-	$-	$533

Balance, Collectively Evaluated	$1,164	$557	$200	$840	$2,117	$11	$15	$34	$4,938

Financing receivables:
Ending balance	$112,040	$34,153	$14,845	$27,057	$50,067	$3,147	$2,822	$7,610	$251,741

Ending Balance: individually evaluated for impairment	$3,919	$633	$882	$7,450	$8,321	$-	$21	$3	$21,226

Ending Balance: collectively evaluated for impairment	$98,885	$29,305	$13,376	$19,607	$38,549	$3,147	$2,737	$6,486	$212,092

Ending Balance: loans acquired with deteriorated credit quality	$9,236	$4,215	$587	$-	$3,197	$-	$64	$1,124	$18,423

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At March 31,			At June 30,
	2014			2013
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,380	25.2%	50.4%	$1,157	21.3%	49.1%
Multi-family real estate	1,197	21.9	10.7	1,286	23.6	12.4
Nonresidential real estate	2,277	41.6	19.9	2,386	43.8	19.9
Land	15	0.3	1.1	17	0.3	1.3
Agricultural	—	-	1.2	-	-	1.4
Commercial	34	0.6	1.8	34	0.6	1.4
Consumer	557	10.2	13.6	553	10.2	13.7
Construction	11	0.2	1.3	10	0.2	0.8
Total allowance for loan losses	$5,471	100.0%	100.0%	$5,443	100.0%	100.0%
Total loans	$251,741			$260,716

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $27.8 million at March 31, 2014 and $16.8 million at June 30, 2013. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $40.1 million at March 31, 2014. Total securities classified as available-for-sale were $209.8 million at March 31, 2014. In addition, at March 31, 2014, we had the ability to borrow a total of approximately $117.0 million from the Federal Home Loan Bank of Indianapolis.

At March 31, 2014, we had $31.1 million in loan commitments outstanding, consisting of $1.2 million in mortgage loan commitments, $24.4 million in unused home equity lines of credit and $5.5 million in commercial lines of credit. Certificates of deposit due within one year of March 31, 2014 totaled $111.5 million. This represented 63.0% of certificates of deposit at March 31, 2014. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 16 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2013.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2014:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	$62,336	25.59%	$9,744	4%	$14,616	6%
Total capital to risk-weighted assets	65,411	26.85%	19,489	8%	24,362	10%
Tier 1 capital to adjusted total assets	62,336	12.00%	20,779	4%	25,973	5%
Tangible capital to adjusted total assets	62,336	12.00%	7,792	1.5%	NA	NA

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

For the three and nine months ended March 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net economic value of equity at December 31, 2013, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
300	$55,344	$(15,399)	(21.77)%	11.57%
200	61,710	(9,033)	(12.77)%	12.59%
100	68,522	(2,221)	(3.14)%	13.60%
0	70,753	—	—	13.72%
(100)	76,450	5,707	8.07%	14.49%
(400)	69,680	(1,063)	(1.50)%	14.30%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 and in the Company’s Form 10-Q for the quarter ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of the Company’s common stock during the quarter ended March 31, 2014 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/2014 - 1/31/2014	-	$-	-	514,956
2/1/2014 - 2/28/2014	108,200	$11.05	108,200	406,756
3/1/2014 - 3/31/2014	1,400	$11.20	1,400	405,356
Total	109,600	$11.10	109,600

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

_____________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date:	May 12, 2014	By:	/s/ William F. Ritzmann
William F. Ritzmann
President and Chief Executive Officer

Date:	May 12, 2014	By:	/s/ Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer

