Form 10-K
period 2014-06-30
United Community Bancorp
filed 2014-09-26
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2013 was $50.6 million. The number of shares outstanding of the registrant’s common stock as of September 26, 2014 was 4,721,316.

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

PART I

Item 1. Business

United Community Bancorp. United Community Bancorp, Inc. is an Indiana corporation (“United Community Bancorp” or the “Company”) that was incorporated in March 2011 to be the successor corporation to old United Community Bancorp (“Old United Community Bancorp”), the former stock holding company for United Community Bank (the “Bank”), upon completion of the mutual-to-stock conversion of United Community MHC, the former mutual holding company for United Community Bancorp. The mutual-to-stock conversion was completed on January 9, 2013. As part of the conversion, all outstanding shares of Old United Community Bancorp common stock (other than those owned by United Community MHC) were converted into the right to receive 0.6573 of a share of United Community Bancorp common stock resulting in 2,089,939 shares issued in the exchange without giving effect to cash distributed for fractional shares. In addition, a total of 3,060,058 shares of common stock were sold in the subscription and community offerings at the price of $8.00 per share, including 194,007 shares of common stock purchased by the United Community Bancorp Employee Stock Ownership Plan (the “ESOP”). As of June 30, 2014, United Community Bancorp had 4,959,842 shares outstanding. As a savings and loan holding company, United Community Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. On June 4, 2010, United Community Bank acquired three branches from Integra Bank National Association all of which are located in Ripley County, Indiana. At June 30, 2014, we had approximately $530.5 million in assets and $439.6 million in deposits. We operate as a community-oriented financial institution offering a wide menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to those of a full-service financial institution servicing the needs of consumer and commercial customers. United Community Bank attracts deposits from the general public and local municipalities and uses those funds to originate one- to four-family real estate, multi-family real estate and nonresidential real estate, construction, commercial and consumer loans. Generally, fixed-rate one- to four-family residential conforming loans with terms of more than ten years that we originate are sold in the secondary market with the servicing retained. Such sales generate mortgage banking income. The remainder of our loan portfolio is originated for investment. United Community Bank also maintains an investment portfolio. United Community Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and its deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation, referred to as the FDIC. United Community Bank is also a member of the Federal Home Loan Bank of Indianapolis.

UCB Real Estate Management Holdings, LLC. UCB Real Estate Management Holdings, LLC is a wholly-owned subsidiary of United Community Bank. The entity was formed for the purpose of holding real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. Real estate assets held totaled $598,000 as of June 30, 2014.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2013, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 37.4% of the deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County, and 10.1% of the deposits in Ripley County, which was the fifth largest market share out of the nine financial institutions with offices in Ripley County. In addition, banks owned by large out-of-state bank holding companies such as Fifth Third Bancorp, PNC Bank and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our future growth. Nevertheless, while in recent years we have steadily decreased our reliance on municipal deposits, which increased $24.1 million from June 30, 2013 to June 30, 2014, we continue to replace municipal deposits with core retail deposits, which increased $6.0 million during the same period.

Lending Activities

General. We originate loans primarily for investment purposes. Historically, our primary lending activity has been the origination of one- to four-family mortgage loans secured by homes in our local market area, particularly in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. A significant portion of this historical lending activity has been the origination for retention in our portfolio of adjustable-rate mortgage (“ARM”) loans collateralized by one- to four-family residential real estate located within our primary market area. The low interest rate environment that has persisted over the last few years has required that we augment adjustable rate originations with 10-year fixed rate loan originations. In order to further complement our traditional emphasis of one- to four-family residential real estate lending, significant segments of our loan portfolio consist of nonresidential real estate and land loans, multi-family real estate loans and consumer loans. Between 2006 and 2010, we increased and diversified our lending efforts in the metropolitan Cincinnati market area and, to a lesser extent, in northern Kentucky and the Indiana counties outside of our local market area, particularly with respect to nonresidential and multi-family real estate lending. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consistent with the strategy to deemphasize the origination of multi-family and nonresidential real estate loans, since June 2010 our multifamily and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans. While in the future we may consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or northern Kentucky markets, we intend to continue our strategy to deemphasize the origination of multi-family and nonresidential real estate loans for the foreseeable future until the local economy materially improves. For additional information regarding our strategy to deemphasize the origination of multi-family and nonresidential real estate loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.”

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. As a result of the continued low interest rate environment during the past several years, a greater percentage of our one- to four-family loan originations consisted of fixed-rate one- to four-family mortgage loans. Our practice in recent years has generally been to (i) sell in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans on a servicing retained basis, without recourse to United Community Bank, and (ii) to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Currently, we have no intention of changing our practice of selling our fixed-rate loan originations, although we may determine to change this practice in the future. Historically in higher interest rate environments consumer preference for adjustable rate mortgages has enabled us to originate such loans for our portfolio. Therefore, in a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio. In the past, we have occasionally purchased loans and purchased participation interests in loans originated by other institutions to supplement our origination efforts. At June 30, 2014, loans serviced by United Community Bank for others totaled $68.0 million, resulting in $168,000 in servicing fee income during the year ended June 30, 2014. At June 30, 2013, loans serviced by United Community Bank for others totaled $67.5 million, resulting in $155,000 in servicing fee income during the year ended June 30, 2013. During the years ended June 30, 2014 and 2013, we sold $10.5 million and $25.9 million, respectively, of fixed-rate one- to four-family loans. As of June 30, 2014 and 2013, we had $138,000 and $417,000, respectively, of mortgage loans held for sale recorded at the lower of cost or fair value.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Decreasing interest rates could result in a downward adjustment of the contractual interest rates, subject to interest rate floor, resulting in lower interest income. At June 30, 2014, 33.7% of our loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

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

Multi-Family Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family real estate. Our multi-family real estate loans are generally secured by apartment buildings within and outside our primary market area. At June 30, 2014, approximately 57.1% of our multi-family real estate loans were secured by properties located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana, 90.9% of which were in the Cincinnati and northern Kentucky markets. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced significant financial difficulties during the recent economic downturn, which resulted in the Bank incurring losses and being required to devote a significant amount of management’s time and energy to overseeing these relationships. Consistent with the controlled growth strategy, since June 2010 our multi-family and nonresidential real estate lending origination activity outside of, and to a lesser extent within, Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy, we amended our loan policy to reduce our concentration limits for multi-family real estate loans to 100% of the sum of core capital plus our allowance for loan losses. While in the future we may consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or Northern Kentucky markets, we intend to continue our controlled growth strategy for the foreseeable future until the local economy materially improves. At June 30, 2014, $1.6 million, or 15.2%, of nonperforming assets were multi-family residential real estate loans. For additional information regarding our troubled debt restructurings, controlled growth strategy and our multi-family residential lending, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “—Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve” and “ – Risk Management – Analysis of Nonperforming Assets.”

These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate multi-family real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Our adjustable-rate multi-family loans generally do not provide for a decrease in the rate paid below the initial contract rate. Loans are secured by first mortgages that generally do not exceed 80% of the lesser of the property’s appraised value or the purchase price, the maximum amount of which is limited by our in-house loans to one borrower limit which currently is $6.8 million. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers on the loan, or, to a lesser extent, serve as a personal guarantor of the loan. Environmental walkover and/or inspections are generally required for loans over $500,000.

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

At June 30, 2014, we had $23.6 million in multi-family real estate loans outstanding, or 9.4% of total loans. The largest outstanding multi-family real estate loan at such date had an outstanding balance of $6.4 million and is secured by an apartment building. This loan was performing in accordance with its original contractual terms at June 30, 2014.

Nonresidential Real Estate and Land Loans. We offer adjustable-rate mortgage loans secured by nonresidential real estate. Our nonresidential real estate loans are generally secured by commercial buildings. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate nonresidential real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value or the purchase price (75% for improved land only loans and 65% for unimproved land only loans), the maximum amount of which is limited by our in-house loans to one borrower limit which currently is $6.8 million. When the borrower is a corporation, partnership or other entity, we may require that significant equity holders serve as co-borrowers or as personal guarantors of the loan. As of June 30, 2014, approximately $4.8 million, or 45.1%, of our nonperforming assets were nonresidential real estate loans. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consistent with the controlled growth strategy, since June 2010 our multi-family and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy we amended our loan policy to reduce our concentration limits for nonresidential real estate and land loans to 150% of the sum or core capital plus our allowance for loan losses. While in the future we may consider increasing our multi-family and nonresidential real estate lending origination activity in general, including in the Cincinnati or northern Kentucky markets, we intend to continue our controlled growth strategy for the foreseeable future until the local economy materially improves. For additional information regarding our troubled debt restructurings, controlled growth strategy and our nonresidential real estate and land loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Deemphasizing the origination of multi-family and nonresidential real estate loans until economic conditions improve” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.”

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

At June 30, 2014, we had $48.8 million in nonresidential real estate loans outstanding, or 19.5% of total loans, and $3.4 million in land loans outstanding, or 1.4% of total loans. At June 30, 2014, the largest outstanding nonresidential real estate loan had an outstanding balance of $2.7 million and was performing in accordance with its original contractual terms at that date. At June 30, 2014, our largest land loan, which was performing in accordance with its original terms at that date, had an outstanding balance of $890,000 and was secured by a commercial land development.

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

At June 30, 2014, our largest outstanding residential construction loan was for $388,000, of which $388,000 was outstanding. At June 30, 2014, there were no outstanding commercial construction loans.

At June 30, 2014, we had $2.9 million of construction loans, or 1.1% of total loans.

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

At June 30, 2014, our largest commercial loan was a $610,000 loan secured primarily by accounts receivable, inventory, equipment and furniture and fixtures of the borrower. This loan was performing in accordance with its original contractual terms at June 30, 2014.

At June 30, 2014, we had $4.5 million of commercial loans outstanding, or 1.8% of total loans.

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

We offer secured consumer loans with fixed interest rates and terms up to 10 years and secured lines of credit with adjustable-rates based on the prime interest rate as published in The Wall Street Journal with terms up to five years. We also offer fixed-rate unsecured consumer loans and lines of credit with terms up to five years. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Management–Liquidity Management.” At June 30, 2014, we had $34.7 million of consumer loans outstanding, or 13.8% of total loans.

Agricultural Loans. Our agricultural loans were acquired in connection with our acquisition of the Ripley County branch offices in 2010. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock, crops or equipment and are repaid from the operations of the farm. Agricultural loans generally have maturities of five years or less, with operating lines for one production season. We have a loan officer who specializes in agricultural lending. At June 30, 2014, we had $3.5 million of agricultural loans outstanding, or 1.4% of total loans. At June 30, 2014, our largest outstanding agricultural loan balance was $514,000, and is secured by farm equipment and crops. This loan was performing in accordance with its original contractual terms at June 30, 2014.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of our unimpaired capital and surplus. At June 30, 2014, our general regulatory limit on loans to one borrower was $10.2 million. On June 30, 2014, our largest lending relationship was a $6.5 million multi-family real estate loan relationship. The loans that comprise this relationship were performing according to their restructured terms at June 30, 2014. In 2014, to reduce the risk of loss to any one borrower, the Board established a loans to one borrower limit of 10% of unimpaired capital and surplus. At June 30, 2014, this limit was $6.8 million. Any relationship in excess of 10% at the time of implementation of our in-house limit was grandfathered.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and certificates of deposit of federally insured institutions. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit such investments. We had no investments in derivative securities at June 30, 2014.

At June 30, 2014, our investment portfolio totaled $219.3 million and consisted primarily of municipal bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

At June 30, 2014, $20.9 million of our investment portfolio consisted of callable securities. These securities were included in municipal bonds. These securities contain either a one-time call option or may be called any time after the first call date. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

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

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as interest-bearing checking and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2014, $114.2 million, or 26.0% of our total deposits, were municipal deposits compared to 47.9% of total deposits at June 30, 2006. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue to improve our funding mix by marketing lower cost core retail deposits, with the goal to reduce the portion of our deposit portfolio comprised of municipal deposits. Municipal deposits increased $24.1 million from June 30, 2013 to June 30, 2014. During that same period core deposits increased $6.0 million. At June 30, 2014, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our current strategy is to offer competitive rates and to be in the middle of our market for rates on all types of deposit products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At June 30, 2014, $15.0 million was advanced from the Federal Home Loan Bank at an average interest rate of 1.64%, and we had the ability to draw up to an additional $117 million from the Federal Home Loan Bank.

Personnel

As of June 30, 2014, we had 98 full-time employees and 17 part-time employees, none of which are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2014, United Community Bank met each of its capital requirements.

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

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of United Community Bank. Management cannot predict what insurance assessment rates will be in the future.

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

As of June 30, 2014, United Community Bank met the qualified thrift lender test.

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

Assessments. Savings institutions were previously required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OCC assessments paid by United Community Bancorp and United Community Bank for the fiscal year ended June 30, 2014 totaled $139,000.

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2014 of $6.6 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. United Community Bank complies with the foregoing requirements.

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

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2010. For its tax year ended June 30, 2014, United Community Bank’s maximum federal income tax rate was 34%.

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

State Taxation

Indiana Taxation. Prior to the fiscal year ended June 30, 2013 for the Company, Indiana imposed an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. Starting in the fiscal year ended June 30, 2013, this tax rate was reduced 0.5% per year until reaching 6.5% in the fiscal year ending June 30, 2016. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. United Community Bank’s state franchise tax returns have not been audited for the past five tax years.

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

Our nonperforming assets remained above historical levels primarily as a result of the continued effect of the recent economic recession. At June 30, 2014, we had total nonperforming loans of $9.9 million, or 1.88% of total assets, a $2.8 million decrease from $12.7 million at June 30, 2013. The decrease in nonperforming loans in fiscal 2014 was primarily the result of $7.9 million in reductions due to loan payoffs, foreclosures, payments and movements of such loans to accruing status, partially offset by the addition of $5.2 million in new nonperforming loans in the current year. Troubled debt restructurings are considered to be impaired loans. The elevated level of troubled debt restructurings at June 30, 2014 and 2013 is related to continued weakness in the local economy. Our troubled debt restructurings decreased from $19.1 million at June 30, 2013 to $10.0 million at June 30, 2014, $4.4 million of which are on nonaccrual status and included in nonperforming loans. At June 30, 2013, $7.5 million of troubled debt restructurings were on nonaccrual status and included in nonperforming loans.

Our nonperforming assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the value of the underlying collateral supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of United Community Bancorp. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At June 30, 2014, our allowance for loan losses was $5.5 million, or 2.18% of total loans and 54.9% of nonperforming loans, compared to $5.4 million, or 2.09% of total loans and 42.8% of nonperforming loans at June 30, 2013.

Our multi-family and nonresidential real estate loans expose us to increased credit risks.

At June 30, 2014, our nonresidential real estate and multi-family real estate loans totaled $48.8 million and $23.6 million, respectively, or 19.5% and 9.4%, respectively, of our total loans outstanding. Nonresidential and multi-family real estate loans represented 45.1% and 15.2%, respectively, of our total nonperforming assets of $10.5 million at June 30, 2014. Our current strategy is to control the growth of multi-family residential and nonresidential real estate loans, particularly those involving properties outside of our local market area. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. Also, some of our multi-family and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan. During the year ended June 30, 2014, we experienced charge-offs of $430,000 of multi-family real estate loans, offset by recoveries of $644,000 resulting in net recoveries of $214,000. During the year ended June 30, 2014, we experienced charge offs of $30,000 of nonresidential real estate loans, offset by $29,000 of recoveries resulting in net charge-offs of $1,000.

In the quarter ended December 31, 2013, we determined to terminate our previous strategy to de-emphasize the origination of multi-family and nonresidential loans which caused us to invest in lower interest earning assets which decreased earnings. We cannot predict whether our current lending strategy will enable us to successfully grow these portfolios, increase our weighted average yield on interest-earning assets, or increase interest income in a manner that is sufficient to offset the increased credit risk of these loans.

Prior to the quarter ended December 31, 2013, we deemphasized the origination of nonresidential and multi-family real estate loans as a strategic focus, particularly outside of Dearborn and Ripley Counties in Indiana. From June 30, 2006 through June 30, 2010, we experienced asset growth in excess of 38% in large part due to a determination to increase the size of our nonresidential and multi-family real estate portfolios and expand our lending efforts to southwestern Ohio and northern Kentucky. While these lending areas are geographically proximate to the southeastern Indiana marketplace, the southwestern Ohio and northern Kentucky real estate markets were more negatively impacted by the economic downturn. As a result, our loan relationships in these markets exhibited disproportionate loan losses and required an extraordinary investment of managerial time to monitor and mitigate the losses on these credits. In response, management elected to deemphasize multi-family and nonresidential lending in all markets until the economies is each of these markets materially improved and the level of our nonperforming assets in these segments of our loan portfolio materially declined. As a result of this strategy, our one- to four-family residential mortgage loan portfolio and our investment securities portfolio comprise a greater percentage of our interest-earning assets. At June 30, 2014, our nonresidential real estate and multi-family real estate loan portfolios totaled $72.4 million, or 13.7% of total assets, compared to $124.3 million, or 25.3% of total assets at June 30, 2010. Because one- to four-family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans, our weighted average yield on interest earning assets has declined, and we are more reliant on our non-interest income in order to generate net income.

We have reviewed the economic environment in our lending markets, including those in southwestern Ohio and northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we have implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios to generate more interest income. We cannot predict whether this lending strategy will enable us to successfully grow these portfolios in a manner that is sufficient to offset the increased credit risk of these loans. At June 30, 2014, our nonresidential real estate and multi-family real estate loan portfolios totaled $72.4 million, or 13.7% of total assets, compared to $84.2 million, or 16.4% of total assets at June 30, 2013.

A significant amount of our troubled debt restructurings are subject to balloon payments due in the next three years.

At June 30, 2014, troubled debt restructurings totaling $7.0 million are subject to balloon payments that must be repaid within the next three years. If the financial position of the borrowers of these loans is not sufficient to enable the borrowers to satisfy their balloon payments, we may have to further restructure the loans or foreclose on the loans and liquidate the collateral, which could result in an increase in non-accrual loans and/or additional provisions for loan losses.

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

According to the U.S. Department of Labor, at June 30, 2014, the unemployment rate for Dearborn County and Ripley County was 6.0% and 6.6%, respectively, compared to the national unemployment rate of 6.3%. Further declines in the values of real estate, or other events that affect household and/or corporate incomes, could impair the ability of our borrowers to repay their loans in accordance with their terms. Most of our nonresidential and commercial loans are secured by real estate or made to businesses in Dearborn and Ripley Counties, Indiana. As a result of this concentration, a return to recessionary conditions or negative developments in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic decline could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency referred to as the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 2.18% of total loans and 54.88% of nonperforming loans at June 30, 2014. Our allowance for loan losses at June 30, 2014 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

Our emphasis on one- to four-family mortgage loans exposes us to credit risks.

At June 30, 2014, $129.5 million, or 51.6%, of our loan portfolio consisted of one- to four-family mortgage loans, and $30.8 million, or 12.3%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent economic conditions have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Lawrenceburg, Indiana competes with other areas of the country for gaming revenue. The expansion of gaming operations in other states, as a result of changes in laws or otherwise, has reduced gaming revenue in the Lawrenceburg area. In 2009, a vote in the State of Ohio approved casino gaming in several cities in the state, including one in downtown Cincinnati, Ohio which opened in March 2013. Casino gaming in Cincinnati and other areas has adversely affected, and could have a substantial adverse effect on, gaming revenue in Lawrenceburg, which would adversely affect the Lawrenceburg economy and could adversely affect our business.

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

A majority of our real estate loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, increasing the possibility of default. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. At June 30, 2014, approximately 69.9% of our loan portfolio had adjustable rates of interest.

Municipal deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits. Securities we pledge as collateral for our municipal deposits may be subject to risk of loss.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2014, $114.3 million, or 26.0% of our total deposits, consisted of municipal deposits. If our municipal deposits decrease to a level where we would need to resort to other sources of funds to support our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would adversely affect our income. Since October 2011, we are required to pledge collateral to the Indiana Board of Depositories up to 100% of the municipal deposits maintained at United Community Bank. The percentage that we are required to pledge as collateral will periodically vary based on a number of financial factors. This collateral is used to insure the municipal deposits of all institutions who receive deposits from Indiana municipalities, and, therefore, is subject to risk of loss if other such institutions fail and there are insufficient Federal Deposit Insurance funds available to cover the liabilities of such institutions. At June 30, 2014 no pledge was required. On June 20, 2014, the Bank was notified that a 50% pledge would be required during the September 2014 quarter.

We are dependent upon the services of key executives.

We rely heavily on our President and Chief Executive Officer, Elmer G. McLaughlin, and on our Executive Vice President and Chief Operating Officer, W. Michael McLaughlin. The loss of either could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have employment agreements with Messrs. Elmer G. and W. Michael McLaughlin.

Strong competition within our market areas could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2013, the most recent date for which information is available, we held 37.4% of the deposits in Dearborn County and 10.1% of the deposits in Ripley County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

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

We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination governs the activities in which we may engage, and is intended primarily for the protection of the deposit insurance fund and United Community Bank’s depositors.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated United Community Bank, was merged into the OCC. Savings and loan holding companies, including United Community Bancorp, are now regulated by the Federal Reserve Board. Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions has been reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution, such as United Community Bank, for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in United Community Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2014, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of June 30, 2014

Full-Service Branch and Main Office: 92 Walnut Street Lawrenceburg, Indiana 47025	2004	Owned	—	$1,195

Full-Service Branches: 215 W. Eads Parkway Lawrenceburg, Indiana 47025	1914	Owned	—	436

19710 Stateline Road Lawrenceburg, Indiana 47025	2000	Owned	—	720

500 Green Blvd Aurora, Indiana 47001	2006	Owned	—	1,214

7600 Frey Road St. Leon, Indiana 47012	2007	Owned	—	1,144

106 Mill Street Milan, Indiana 47031	1990(1)	Owned	—	371

510 South Buckeye Osgood, Indiana 47037	1977(1)	Owned	—	761

111 East U.S. 50 Versailles, Indiana 47042	1983(1)	Owned	—	366

Other Properties: Corner of State Route 350 & State Route 101 Milan, Indiana 47031	Lot	Owned(2)	—	77
Corner of 4th and Main Street Lawrenceburg, Indiana 47025	Lot	Owned(2)	—	135

(1)	Acquired from Integra Bank National Association on June 4, 2010. “Year Opened” for these branches reflects the date the branch was originally opened (prior to being acquired by United Community Bank).
(2)	Land only.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” On June 30, 2014, there were 641 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision—Limitation on Capital Distributions” for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock. The information below has not been adjusted to reflect the exchange ratio in the second step conversion.

Fiscal Year 2014:	High	Low	Dividends Declared
Fourth Quarter	$12.00	$10.45	$0.06
Third Quarter	11.61	10.40	0.06
Second Quarter	11.71	9.99	0.06
First Quarter	10.50	9.80	0.06

Fiscal Year 2013:	High	Low	Dividends Declared
Fourth Quarter	$10.34	$9.41	$0.06
Third Quarter	10.49	6.00	0.24
Second Quarter	6.70	5.75	0.00
First Quarter	7.62	5.57	0.11

Purchases of Equity Securities

Repurchases of the Company’s common stock during the quarter ended June 30, 2014 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/2014 - 4/30/2014	960	$11.19	960	404,396
5/1/2014 - 5/31/2014	5,460	$10.95	5,460	398,936
6/1/2014 - 6/30/2014	73,702	$11.72	73,702	325,234
Total	80,122	$11.66	80,122

Item 6. Selected Financial Data

	At June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Financial Condition Data:
Total assets	$530,465	$512,631	$495,903	$472,531	$490,678
Cash and cash equivalents	24,970	16,787	29,079	31,159	32,023
Securities held-to-maturity	337	417	493	564	631
Securities available-for-sale	39,965	32,013	21,275	49,230	62,089
Mortgage-backed securities available-for-sale	179,017	170,117	124,621	74,119	57,238
Loans receivable, net	244,384	254,578	283,154	285,877	307,237
Deposits	439,636	421,243	426,967	413,091	430,180
Advances from Federal Home Loan Bank	15,000	15,000	10,833	1,833	2,833
Stockholders’ equity	72,930	73,543	54,988	54,146	54,054

	For the Years Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Operating Data:
Interest income	$14,958	$15,887	$18,186	$19,846	$18,936
Interest expense	2,656	3,351	4,288	5,587	6,429
Net interest income	12,302	12,536	13,898	14,259	12,507
Provision for (recovery of) loan losses	(132)	(66)	3,662	4,140	4,847
Net interest income after provision for loan losses	12,434	12,602	10,236	10,119	7,660
Other income	3,697	4,489	4,977	4,038	3,557
Other expense	13,192	13,595	12,436	12,486	12,198
Income (loss) before income taxes (benefits)	2,939	3,496	2,777	1,671	(981)
Provision (benefit) for income taxes	659	929	788	501	(569)
Net income (loss)	$2,280	$2,567	$1,989	$1,170	$(412)

Per Share Data:
Earnings (loss) per share, basic and diluted(1)	$0.47	$0.52	$0.40	$0.23	$(0.08)

(1)	Earnings per share amounts for periods prior to January 9, 2013 have been restated retroactively to reflect the previously announced second step conversion at a conversion rate of 0.6573 to 1.

	At or for the Years Ended June 30,
	2014	2013	2012	2011	2010
Performance Ratios:
Return on average assets	0.43%	0.50%	0.41%	0.24%	(0.10)%
Return on average equity	3.09	4.04	3.62	2.17	(0.74)
Interest rate spread (1)	2.50	2.58	3.05	3.04	2.97
Net interest margin (2)	2.55	2.64	3.10	3.11	3.12
Noninterest expense to average assets	2.53	2.66	2.57	2.56	2.87
Efficiency ratio (3)	82.46	79.85	65.89	68.24	75.93
Average interest-earning assets to average interest-bearing liabilities	108.42	107.23	105.27	106.31	109.47
Average equity to average assets	14.16	12.41	11.35	11.04	13.03
Dividend payout ratio (4)	48.86	91.78	68.58	115.98	NM

United Community Bank Capital Ratios:
Tangible capital	11.88	12.07	9.24	9.80	9.12
Core capital	11.88	12.07	9.24	9.80	9.12
Total risk-based capital	26.89	26.72	19.05	17.47	14.30

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	3.97	4.87	5.60	7.08	5.47
Nonperforming loans as a percent of total assets	1.88	2.48	3.26	4.36	3.52
Nonperforming assets as a percent of total assets	1.99	2.60	3.30	4.39	3.58
Allowance for loan losses as a percent of total loans	2.18	2.09	1.95	1.83	2.54
Allowance for loan losses as a percent of nonperforming loans	54.88	42.83	34.79	25.90	46.47
Net charge-offs (recoveries) to average outstanding loans during the period	(0.06)	0.04	1.19	2.30	0.38

Other Data:
Number of:
Real estate loans outstanding	2,466	2,491	1,806	1,787	1,685
Deposit accounts	33,090	32,526	33,248	32,544	27,595
Full-service Offices	8	8	8	9	9

NM Not meaningful.

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expense divided by the sum of net interest income and other income.
(4)	Represents dividends declared (excluding waived dividends) divided by net income. A summary of the dividends declared and waived (and thus not paid) dividends is set forth below:

	For the Year Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Dividends:
Paid to minority stockholders	$1,114	$1,844	$1,364	$1,357	$1,170
Waived by United Community MHC	-	-	2,048	1,955	1,909
Paid to United Community MHC	-	512	-	-	-
Total dividend	$1,114	$2,356	$3,412	$3,312	$3,079

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of June 30, 2014 and 2013. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2014 and 2013, and had no accrued interest and penalties on the balance sheet as of June 30, 2014 and 2013. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2010.

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

Our initial approach to resolving nonperforming loans focused on foreclosure and liquidations. This manner of troubled asset resolution proved lengthy and costly as a result of legal and other operating costs, as well as the depressed values of the collateral securing the loan. As a result, beginning in the latter part of the year ended June 30, 2009, management initiated a restructuring process with respect to certain nonperforming loans that provided for either restructuring the loan to the borrower in recognition of the lower available cash flows from the collateral properties or identification of stronger borrowers to purchase the property and refinance the loan. In evaluating whether to restructure a loan, we consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage as supported by a current cash flow analysis, size of payment increase upon a rate reset, period of time remaining before the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. Through these troubled debt restructurings, management believes they have provided the necessary valuation allowances or charge-offs to reflect the loans’ carrying amounts at fair value.

During the quarter ended March 31, 2011, management undertook a “split note” strategy for certain nonperforming loans, restructuring them into a Note A/B format. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off at the time the loan is restructured. Note A is treated as any other troubled debt restructuring, and generally may return to accrual status after performing in accordance with the restructured terms for at least six consecutive months. The intended benefit of this strategy is that the restructuring and subsequent charge-off reduces the carrying value of the loan to an “as is” fair value, which enables the Company to liquidate delinquent loan balances without recording significant additional losses if the restructured loans experience further delinquency. Management believes that the loans that needed to be restructured in this manner represented a distinct identifiable pool of loans.

As a result of these efforts, total nonperforming loans have declined from $20.7 million at June 30, 2011 to $9.9 million at June 30, 2014. Nonperforming loans totaled $12.7 million at June 30, 2013. Troubled debt restructurings on nonaccrual status decreased from $7.5 million at June 30, 2013 to $4.4 million at June 30, 2014. The decrease in nonperforming restructured loans was the result of certain restructured loans being returned to performing status after performing in accordance with their restructured terms for more than six consecutive months. Total accruing restructured loans decreased from $11.5 million at June 30, 2013 to $5.6 million at June 30, 2014. At June 30, 2014, nonresidential and multi-family loans 60-89 days delinquent totaled $75,000 compared to $18,000 at June 30, 2013.

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

Improving our funding mix by attracting lower cost core retail deposits

Core deposits include all deposit account types except certificates of deposit and municipal deposits. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross sell our full complement of products and services. Core deposits also contribute noninterest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2014, core deposits represented 41.8% of our total deposits compared to 42.2% at June 30, 2013 and 36.7% at June 30, 2012. Municipal deposits represent tax and other revenues from the local gaming industry. We have steadily reduced our reliance on municipal deposits as a percentage of total deposits. At June 30, 2014, municipal deposits represented 26.0% of total deposits, compared to 47.9% of total deposits at June 30, 2006. While municipal deposits increased $24.1 million from June 30, 2013 to June 30, 2014, we continue to replace municipal deposits with core retail deposits, which increased $6.0 million during the same period. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue our efforts to improve our funding mix by marketing lower cost core retail deposits.

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

Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income

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

As a result of the credit quality issues arising in our multi-family and nonresidential real estate loan portfolios as discussed under “Improving Our Asset Quality” above, in June 2010, we implemented a strategy to de-emphasize the origination of our nonresidential real estate and multi-family real estate loans, particularly outside of five-county local market area. As part of this strategy, beginning in June 2010, we restricted the origination of new multi-family and nonresidential real estate loans to our local market area, and limited our multi-family and nonresidential real estate lending origination activity outside of our local market area to the renewal, refinancing and restructuring of existing loans. We also amended our loan policy to reduce our concentration limits for nonresidential real estate, multi-family real estate, construction and land loans, which limits were further reduced in August 2011. At June 30, 2014, we met each of these concentration limits.

Since we implemented our strategy to deemphasize the origination of multi-family and nonresidential real estate loans, our multi-family and nonresidential loan portfolios have declined. We have reviewed the economic environment in our lending markets, including those in southwestern Ohio and northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we have implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios to generate more interest income. At June 30, 2014, our multi-family loans were $23.6 million, or 9.4% of our total loans outstanding and our nonresidential real estate loans totaled $48.8 million, or 19.5% of our total loans outstanding. At June 30, 2013, our multi-family loans were $32.3 million, or 12.4% of our total loans outstanding and our nonresidential real estate loans totaled $51.9 million, or 19.9% of our total loans outstanding.

We believe our existing infrastructure will enable us to replace existing loans as they are repaid and prudently grow our loan portfolio in accordance with this strategy and as economic conditions permit.

Continuing to increase noninterest income

Our earnings rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and other borrowings. Because of our strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, we expect that our weighted average yield on interest-earning assets will decrease in future periods because one- to four-family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase noninterest income. Our primary recurring source of non-interest income has been service charges on deposit products and other services. We have also implemented, and realize fee income from, an overdraft protection program and from customer use of debit cards. We also have a significant secondary mortgage operation, including loan servicing, and we continue to invest in personnel and systems in order to increase our ability to sell one- to four-family mortgages in the secondary market to increase fee income and reduce interest rate risk through the sale of conforming fixed-rate one- to four-family residential mortgage loans. To date, all loans have been sold without recourse but with servicing retained. The volume of loans sold totaled $10.5 million and $25.9 million for the years ended June 30, 2014 and 2013, respectively. For the years ended June 30, 2014 and 2013, we recognized gains of $166,000 and $830,000, respectively, on the sale of loans. We intend to continue to originate loans for sale in the secondary market to grow our servicing portfolio and generate additional noninterest income. We continue to review programs to further enhance our service fee structure within the new regulatory environment.

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

Continuing our community-oriented focus

As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. Our ability to succeed in our communities is enhanced by the stability of our senior management, who have an average tenure with the Bank of over 33 years. We believe that our community orientation is attractive to our customers and distinguishes us from the large banks that operate in our market area. At June 30, 2013, which is the most recent date for which data is available from the FDIC, we held 37.4% of the total deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County, and 10.1% of the deposits in Ripley County, which was the fifth largest market share out of the nine financial institutions with offices in Ripley County.

Balance Sheet Analysis

Total assets were $530.5 million at June 30, 2014, compared to $512.6 million at June 30, 2013. A $16.8 million increase in investment securities and an $8.2 million increase in cash and cash equivalents were partially offset by a $10.2 million decrease in loans. The increase in investment securities and cash and cash equivalents was the result of the payoff of loans with a portion of the proceeds being redeployed into purchases of mortgage-backed securities and other available for sale securities. The decrease in loans was primarily the result of an increase in net payoffs in one- to four-family real estate and commercial real estate loans during the current year.

Total liabilities increased $18.4 million from $439.1 million at June 30, 2013 to $457.5 million at June 30, 2014 due to an increase of the same amount in deposits during the current year, primarily as a result of an increase in municipal deposits.

Total stockholders’ equity was $72.9 million at June 30, 2014, compared to $73.5 million at June 30, 2013. Net income of $2.3 million, a $1.0 million decrease in unrealized loss on investments and $390,000 in amortization of ESOP shares are offset by treasury stock repurchases of $2.2 million, cash dividends of $1.1 million and purchases for stock plans of $1.1 million. At June 30, 2014, the Bank was considered “well-capitalized” under applicable regulatory requirements.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, multi-family and nonresidential real estate loans and construction loans. To a lesser extent, we originate commercial and consumer loans. From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. In determining whether a borrower is experiencing financial difficulty, we may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, the size of the payment increase upon a rate reset, the period of time remaining prior to the rate reset, and other relevant factors. We do not offer, and have not previously offered, subprime, Alt-A, low-doc, no-doc loans or loans with negative amortization and generally do not offer interest-only loans.

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2014, these loans totaled $129.5 million, or 51.6% of total gross loans, compared to $128.1 million, or 49.1% of total gross loans, at June 30, 2013.

Multi-family and nonresidential real estate loans totaled $72.4 million and represented 28.9% of total loans at June 30, 2014, compared to $84.2 million, or 32.3% of total loans, at June 30, 2013. While repayments and charge-offs have recently reduced these portfolios, they remain a substantial segment of our loan portfolio. However, as further discussed in “Operating Strategy – Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income,” we have reviewed the economic environment in our lending markets, including those in southwestern Ohio and northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios.

Construction loans totaled $2.9 million, or 1.1% of total loans, at June 30, 2014, compared to $2.2 million, or 0.8% of total loans, at June 30, 2013.

Commercial business loans totaled $4.5 million, or 1.8% of total loans, at June 30, 2014, compared to $3.6 million, or 1.4% of total loans, at June 30, 2013.

Consumer loans totaled $34.7 million, or 13.8% of total loans, at June 30, 2014, compared to $35.7 million, or 13.7% of total loans, at June 30, 2013.

Agricultural loans totaled $3.5 million, or 1.4% of total loans, at June 30, 2014, compared to $3.6 million or 1.4% of total loans, at June 30, 2013.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$129,484	51.6%	$128,059	49.1%	$139,522	48.4%	$131,153	45.1%	$137,473	43.6%
Multi-family	23,645	9.4	32,306	12.4	42,325	14.7	46,296	15.9	46,777	14.8
Construction	2,880	1.1	2,200	0.8	1,189	0.4	1,084	0.4	1,566	0.5
Nonresidential real estate	48,769	19.5	51,902	19.9	59,123	20.5	65,156	22.4	77,568	24.6
Land	3,391	1.4	3,435	1.3	3,441	1.2	3,985	1.4	5,401	1.7
Commercial business	4,514	1.8	3,556	1.4	3,854	1.3	4,860	1.7	5,513	1.8
Agricultural	3,456	1.4	3,559	1.4	3,150	1.1	1,661	0.5	1,831	0.6
Consumer:
Home equity	30,804	12.3	31,411	12.0	31,242	10.9	32,048	11.0	29,301	9.3
Auto	1,516	0.6	1,468	0.6	1,820	0.6	2,275	0.8	1,617	0.5
Share loans	1,088	0.4	1,625	0.6	1,200	0.4	1,354	0.5	1,369	0.4
Other	1,261	0.5	1,195	0.5	1,333	0.5	962	0.3	6,838	2.2
Total consumer loans	34,669	13.8	35,699	13.7	35,595	12.4	36,639	12.6	39,125	12.4
Total loans	250,808	100.0%	260,716	100.0%	$288,199	100.0%	$290,834	100.0%	$315,254	100.0%
Less (plus):
Deferred loan costs, net	(1,118)		(1,025)		(924)		(711)		(496)
Undisbursed portion of loans in process	2,083		1,720		355		333		494
Allowance for loan losses	5,459		5,443		5,614		5,335		8,019
Loans, net	$244,384		$254,578		$283,154		$285,877		$307,237

Loan Maturity

The following table sets forth certain information at June 30, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(In thousands)

One- to four-family residential real estate	$8,366	$31,415	$89,703	$129,484
Multi-family real estate	919	4,676	18,050	23,645
Construction	-	-	2,880	2,880
Nonresidential real estate	2,701	19,493	26,575	48,769
Land	67	2,526	798	3,391
Commercial	1,415	2,202	897	4,514
Agricultural	311	2,634	511	3,456
Consumer	1,532	3,238	29,899	34,669
Total	$15,311	$66,184	$169,313	$250,808

The following table sets forth the dollar amount of all loans at June 30, 2014 due after June 30, 2015 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One- to four-family residential real estate	$39,629	$81,489	$121,118
Multi-family real estate	8,863	13,863	22,726
Construction	2,272	608	2,880
Nonresidential real estate	10,805	35,263	46,068
Land	1,715	1,609	3,324
Commercial	1,565	1,534	3,099
Agricultural	833	2,312	3,145
Consumer	2,070	31,067	33,137
Total	$67,752	$167,745	$235,497

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2014	2013
	(In thousands)

Total loans at beginning of period	$260,716	$288,199
Loans originated (1):
One- to four-family residential real estate	34,235	33,961
Multi-family residential real estate	1,240	1,168
Construction	2,880	2,671
Nonresidential real estate	4,951	5,019
Land	946	640
Commercial business	2,057	952
Consumer	3,111	5,023
Total loans originated	49,420	49,434
Deduct:
Loan principal repayments	48,812	51,049
Loans disbursed for sale	10,516	25,868
Net loan activity	(9,908)	(27,483)
Total loans at end of period	$250,808	$260,716

(1) Includes loan renewals, loan refinancings and restructured loans.

During the years ended June 30, 2014 and June 30, 2013, consistent with the strategy to deemphasize the origination of multi-family and nonresidential real estate loans, our multi-family and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans.

Securities. Our securities portfolio consists primarily of U.S. government agency mortgage-backed securities and municipal bonds. As of June 30, 2014, our investment securities totaled $219.3 million, an increase of $16.8 million from $202.5 million at June 30, 2013. The increase in investment securities was the result of the payoff of loans with a portion of the proceeds being redeployed into purchases of mortgage-backed securities and other available for sale securities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Municipal bonds	$38,000	$37,815	$32,894	$31,851
U.S. Government Agency Bonds	2,000	1,992	-	-
Other equity securities	210	158	210	162
Mortgage-backed securities	180,563	179,017	172,478	170,117
Total	$220,773	$218,982	$205,582	$202,130
Securities held-to-maturity:
Municipal bonds	$337	$337	$417	$417

At June 30, 2014 and 2013, we had no investments in a single company or entity (other than U.S. Government-sponsored agency securities) that had an aggregate book value in excess of 10% of our stockholders’ equity.

 The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2014. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the difference would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Our callable securities consist of U.S. government agency bonds and municipal bonds which contain either a one-time call option or may be callable any time after the first call date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Municipal bonds	$-	-	$3,632	2.28%	$23,864	3.38%	$10,319	4.21%	$37,815	3.50%
U.S. Government Agency Bonds	-	-	1,992	1.25%	-	-	-	-	1,992	1.25%
Mortgage-backed securities	-	-	145,733	1.49%	33,284	2.26%	-	-	179,017	1.64%
Total	$-	-	$151,357	1.51%	$57,148	2.73%	$10,319	4.21%	$218,824	1.96%
Securities held-to-maturity:
Municipal bonds	$86	6.38%	$251	6.04%	$-	-	$-	-	$337	6.13%

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations. Mortgage-backed securities generally increase the quality of our assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of ours. At June 30, 2014, approximately $138.3 million of our mortgage-backed and investment securities were pledged to secure various obligations of United Community Bank.

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

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing checking accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. During the year ended June 30, 2014, our deposits increased $18.4 million primarily due to a $24.1 million increase in municipal deposits partially offset by a $5.7 million decrease in retail customer deposits. During the year ended June 30, 2013, our deposits decreased $5.7 million primarily due to a $12.9 million decrease in municipal deposits partially offset by an increase in retail customer deposits of $7.2 million from June 30, 2012.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2014		2013
	(In thousands)
Noninterest-bearing checking accounts	$27,023		$30,820
Interest-bearing checking accounts	108,321		96,130
Passbook accounts	98,927		95,713
Money market deposit accounts	31,102		22,799
Certificates of deposit	174,263		175,781
Total	$439,636	(1)	$421,243	(2)

(1)	Includes $114.3 million in municipal deposits at June 30, 2014.
(2)	Includes $90.1 million in municipal deposits at June 30, 2013.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2014. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2014 and 2013.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$22,707
Over three through six months	9,705
Over six through twelve months	24,823
Over twelve months	31,927
Total	$89,162

The following table sets forth time deposits classified by rate at the dates indicated.

	At June 30,
	2014	2013
	(In thousands)
0.00 - 1.00%	$114,323	$100,629
1.01 - 2.00	34,259	37,880
2.01 - 3.00	19,759	30,150
3.01 - 4.00	5,875	6,775
4.01 - 5.00	47	347
Total	$174,263	$175,781

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2014.

	Amount Due					Total	Percent of Total Certificate of Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)

0.00 – 1.00%	$83,400	$24,217	$6,623	$83	$-	$114,323	65.6%
1.01 – 2.00	10,098	8,581	5,547	7,342	2,691	34,259	19.7
2.01 – 3.00	8,833	2,265	7,302	686	673	19,759	11.3
3.01 – 4.00	4,253	1,263	203	-	156	5,875	3.4
4.01 – 5.00	-	39	-	8	-	47	0.0
Total	$106,584	$36,365	$19,675	$8,119	$3,520	$174,263	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2014	2013
	(In thousands)
Beginning balance	$421,243	$426,967
Increase (decrease) before interest credited	15,961	(8,900)
Interest credited	2,432	3,176
Net increase (decrease) in deposits	18,393	(5,724)
Ending balance	$439,636	$421,243

Borrowings. We utilize borrowings from the FHLB to supplement our supply of funds for loans and investments. Borrowings remained flat at $15.0 million at June 30, 2014 and 2013. Repayments of $5.0 million were offset by new borrowings of $5.0 million during the year ended June 30, 2014.

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)

Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$15,000	$15,000
Average advances outstanding during the period:
FHLB advances	$13,846	$10,737
Weighted average interest rate during the period:
FHLB advances	1.62%	1.63%
Balance outstanding at end of period:
FHLB advances	$15,000	$15,000
Weighted average interest rate at end of period:
FHLB advances	1.64%	1.61%

Results of Operations for the Years Ended June 30, 2014 and 2013

Overview.

	2014	2013	% Change 2014/2013
Net income	$2,280	$2,567	(11.2)%
Return on average assets	0.43%	0.50%	(14.0)
Return on average equity	3.09%	4.04%	(23.5)
Average equity to average assets	14.16%	12.41%	14.1

Net income for the year ended June 30, 2014 was $2.3 million, compared to net income of $2.6 million for the year ended June 30, 2013. The decrease is primarily attributable to a $234,000 decrease in net interest income and a $792,000 decrease in other income, partially offset by a $403,000 decrease in noninterest expense and a $270,000 decrease in income tax provision.

Net Interest Income.

Net interest income decreased $234,000, or 1.9%, to $12.3 million for the year ended June 30, 2014 as compared to $12.5 million for the year ended June 30, 2013. A decrease of $929,000 in interest income was partially offset by a $695,000 decrease in interest expense. The decrease in interest income was the result of a decrease in the average interest rate earned on loans from 4.88% for the year ended June 30, 2013 to 4.73% for the year ended June 30, 2014, an $18.5 million decrease in the average balance of loans and a decrease in the average rate earned on investments from 1.59% for the year ended June 30, 2013 to 1.53% for the year ended June 30, 2014, partially offset by a $28.0 million increase in the average balance of investments. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.73% for the year ended June 30, 2013 to 0.56% for the year ended June 30, 2014. Changes in interest rates are reflective of decreases in overall market rates during the year ended June 30, 2014.

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

	Year Ended June 30,
	2014			2013
	(Dollars in thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$247,970	$11,740	4.73%	$266,425	$12,995	4.88%
Investment securities	208,918	3,197	1.53	180,923	2,869	1.59
Other interest-earning assets	25,693	21	0.08	27,863	23	0.08
Total interest-earning assets	482,581	14,958	3.10	475,211	15,887	3.34
Noninterest-earning assets	39,425			36,585
Total assets	$522,006			$511,796
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$162,751	308	0.19	$161,734	329	0.20
Passbook accounts	95,202	208	0.22	86,210	316	0.37
Certificates of deposit	173,288	1,916	1.11	184,507	2,531	1.37
Total interest-bearing deposits	431,241	2,432	0.56	432,451	3,176	0.73
FHLB advances	13,846	224	1.62	10,737	175	1.63
Total interest-bearing liabilities	445,087	2,656	0.60	443,188	3,351	0.76
Noninterest-bearing liabilities	3,020			5,085
Total liabilities	448,107			448,273
Total stockholders’ equity	$73,899			$63,523
Total liabilities and stockholders’ equity	$522,006			$511,796
Net interest income		$12,302			$12,536
Interest rate spread			2.50%			2.58%
Net interest margin			2.55%			2.64%
Average interest-earning assets to average interest-bearing liabilities			108.42%			107.23%

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

	Year Ended June 30, 2014 Compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$(883)	$(372)	$(1,255)
Investment securities	453	(125)	328
Other interest-earning assets	(2)	-	(2)
Total interest-earning assets	(432)	(497)	(929)
Interest expense:
Deposits	(9)	(735)	(744)
FHLB advances	51	(2)	49
Total interest-bearing liabilities	42	(737)	(695)
Net change in net interest income	$(474)	$240	$(234)

Provision for Loan Losses.

The net recovery of loan losses was $132,000 for the year ended June 30, 2014 compared to a net recovery of loan losses of $66,000 for the year ended June 30, 2013. The recovery of loan losses during the year ended June 30, 2014 was due to a $379,000 commercial loan recovery and a $124,000 recovery from two one- to four-family loans. The recovery of loan losses during the year ended June 30, 2013 was due to a $651,000 recovery on a multi-family loan. Reflective of continued improvement in our asset quality, nonperforming loans as a percentage of total loans decreased from 4.87% at June 30, 2013 to 3.97% at June 30, 2014, and nonperforming loans as a percentage of total assets decreased from 2.48% at June 30, 2013 to 1.88% at June 30, 2014.

All of the troubled debt restructurings in fiscal 2014 and 2013 represented loan relationships with long-time borrowers of the Company. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. A detailed discussion of our most significant nonaccrual loans at June 30, 2014 and June 30, 2013 is set forth in the section below entitled “—Analysis of Nonperforming and Classified Assets.”

Other Income. The following table shows the components of other income for the years ended June 30, 2014 and 2013.

	2014	2013	% Change 2014/2013
	(Dollars in thousands)

Service charges	$2,556	$2,416	5.8%
Gain on sale of loans	166	830	(80.0)
Gain on sale of investments	-	634	(100.0)
Gain (loss) on sale of other real estate owned	4	(3)	233.3
Gain on sale of fixed assets	56	-	100.0
Income from bank-owned life insurance	495	400	23.8
Other	420	212	98.1
Total	$3,697	$4,489	(17.6)

Other income decreased $792,000, or 17.6%, to $3.7 million for the year ended June 30, 2014 from $4.5 million for the year ended June 30, 2013. The decrease in other income was primarily due to a $664,000 decrease in gain on sale of loans and a $634,000 decrease in gain on sale of investments, partially offset by a $208,000 increase in other income. The decrease in gain on sale of investments is due to the sale of mortgage-backed securities and other available for sale securities in the prior year with no such sales in the current year. The decrease in gain on sale of loans is the result of a higher level of refinancing activity in the prior year and the Bank’s decision to retain ten and fifteen year fixed-rate loans in its loan portfolio during the current year. The increase in other income is primarily due to an increase in the value of mortgage servicing rights during the current year as a result of a decline in prepayment of mortgages.

Other Expense. The following table shows the components of noninterest expense for the years ended June 30, 2014 and 2013.

	2014	2013	% Change 2014/2013
	(Dollars in thousands)

Compensation and employee benefits	$7,197	$7,403	(2.8)%
Premises and occupancy expense	1,258	1,358	(7.4)
Deposit insurance premium	369	516	(28.5)
Advertising expense	348	316	10.1
Data processing expense	1,444	1,491	(3.2)
Provision for loss on sale of other real estate owned	9	105	(91.4)
Intangible amortization	143	180	(20.6)
Professional fees	834	720	15.8
Other operating expenses	1,590	1,506	5.6
Total	$13,192	$13,595	(3.0)

Noninterest expense decreased $403,000, or 3.0%, from $13.6 million for the year ended June 30, 2013 to $13.2 million for the year ended June 30, 2014. The decrease was primarily due to decreases of $206,000 in compensation and employee benefits, $147,000 in deposit insurance premium and $100,000 in premises and occupancy expense, partially offset by an increase of $114,000 in professional fees. The decrease in compensation and employee benefits expense was primarily due to the recognition in the prior year of a $199,000 IRS assessment for prior years’ payroll taxes. The decrease in deposit insurance premium is reflective of an overall decrease in average deposits in the current year compared to the prior year. The decrease in premises and occupancy expense was primarily the result of non-recurring expenses for data processing upgrades in the prior year. The increase in professional fees is primarily the result of utilizing outside resources for internal audit and planning in the current fiscal year.

Income Taxes.

Income tax expense decreased by $270,000 to $659,000 for the year ended June 30, 2014, compared to $929,000 for the year ended June 30, 2013. The decrease in expense was primarily due to a $557,000 decrease in income before taxes. The effective tax rates for 2014 and 2013 were beneficially affected by tax exempt municipal bond income and income on bank-owned life insurance.

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We have also implemented a strategy to deemphasize the origination of multi-family and nonresidential real estate loans, starting in June 2010, restricting the new origination of nonresidential and multi-family residential loans to the southeastern Indiana Counties of Dearborn, Ripley, Franklin, Ohio and Switzerland. The intent of this strategy is to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly with respect to loans located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. This strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that had generally tended to appreciate in value. In August 2011, we amended our loan policies to reduce our concentration limits for multi-family and nonresidential real estate loans to 100% and 150%, respectively, and for construction and land loans to 10%, of the sum of core capital plus our allowance for loan losses. The limits were reduced because United Community Bank identified multi-family and nonresidential real estate loans, especially those located outside our normal southeastern Indiana market area, as the loan types that had experienced the most financial difficulties, which resulted in United Community Bank incurring losses and management being required to devote an extraordinary amount of time to overseeing these relationships. As of June 30, 2014, these loans represented 34.8%, 71.7%, 4.2% and 5.0%, respectively, of the sum of core capital plus our allowance for loan losses.

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

Troubled debt restructurings are considered to be impaired and are initially treated as nonperforming. Troubled debt restructurings that are originally restructured at a market rate of interest and have a history of performance (generally a minimum of 12 consecutive months of performance at a market rate of interest) may be excluded from being reported as TDRs in periods subsequent to meeting this requirement. At June 30, 2014, 39 loans were considered to be troubled debt restructurings (with an aggregate balance of $10.0 million) of which 26 loans (with an aggregate balance of $4.4 million) were included in nonperforming assets. At June 30, 2013, 52 loans were considered to be troubled debt restructurings (with an aggregate balance of $19.1 million) of which 21 loans (with an aggregate balance of $7.5 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$1,788	$1,876	$2,412	$1,652	$1,533
Multi-family real estate	—	1,861	2,034	1,742	4,506
Nonresidential real estate and land	3,136	918	1,106	566	1,455
Commercial	—	—	240	240	—
Consumer	633	535	508	240	155
Total nonaccrual loans	5,557	5,190	6,300	4,440	7,649
Nonaccrual restructured loans:
One- to four-family residential real estate	1,552	2,554	2,601	1,653	903
Multi-family real estate	1,200	2,263	4,251	10,358	3,739
Nonresidential real estate and land	1,639	2,701	2,987	4,146	4,966
Total nonaccrual restructured loans	4,391	7,518	9,839	16,157	9,608
Total nonperforming loans	9,948	12,708	16,139	20,597	$17,257
Real estate owned	598	618	197	139	297
Total nonperforming assets	$10,546	$13,326	$16,336	$20,736	$17,554
Accruing restructured loans	5,618	11,543	13,211	8,768	5,003
Accruing restructured loans and nonperforming assets	$16,164	$24,869	$29,547	$29,504	$22,557
Total nonperforming loans to total loans	3.97%	4.87%	5.60%	7.08%	5.47%
Total nonperforming loans to total assets	1.88	2.48	3.26	4.36	3.52
Total nonperforming assets to total assets	1.99	2.60	3.30	4.39	3.58

Interest income that would have been recorded for the years ended June 30, 2014 and 2013 had nonaccruing loans been current according to their original terms was $474,000 and $197,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $261,000 and $164,000 for the years ended June 30, 2014 and 2013, respectively.

At June 30, 2014, the percentage of nonperforming loans to total assets decreased to 1.88% from 2.48% at June 30, 2013, a decrease of 0.60%, or 24.31%. In addition, at June 30, 2014, the percentage of nonperforming assets to total assets decreased to 1.99% from 2.60% at June 30, 2013, a decrease of 0.61%, or 23.5%. A discussion of United Community Bank’s largest outstanding loans that were reported as nonperforming loans or TDRs at either June 30, 2014 or June 30, 2013 are described below in the narratives regarding the “Loan Relationships.” As reflected below, some of the Loan Relationships include loans that were restructured using the “Note A/B split note strategy” for which the amount of the Note B loan has been charged-off, with the borrower remaining responsible for that charged-off amount.

For purposes of this discussion, the loans are identified by a Loan number within each Loan Relationship, such as “Loan A-1”, “Loan A-2” and “Loan M-1 and M-2”.

The five largest nonaccrual loans at June 30, 2014 are Loans A-2, B-1, J, M-1, and M-2. At June 30, 2014 and June 30, 2013 the five largest charge-offs were comprised of loans in Loan Relationships B, E, F, H and K. Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship A. Subsequent to June 30, 2014, the principal balance of Loan A-2 at June 30, 2014, $1.2 million, was paid in full, with the Bank experiencing no additional principal balance loss. At June 30, 2014, this Loan Relationship consisted of one loan (Loan A-2) that had an aggregate carrying value of $1.2 million. Loan A-2 is secured by a first mortgage on two mobile home parks. At June 30, 2014, Loan A-2 is included in the above table in “Nonaccrual restructured loans, Multi-family real estate”, and at June 30, 2013, Loan A-2 is included in the above table in “Accruing restructured loans”, due to its restructuring as described below. At June 30, 2014 and 2013, Loan A-2 was classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2013, this Loan Relationship consisted of two loans (Loans A-1 and A-2) which had an aggregate carrying value of $3.9 million. Loan A-1 was not included in the above table at June 30, 2014 because the loan was paid off during the December 31, 2013 quarter, with its full carrying value of $2.3 million, plus the $379,000 charge off related to the loan, being recovered. At June 30, 2013, Loan A-1 is included in the above table in “Nonaccrual restructured loans, Multi-family real estate” and Loan A-1 was classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. During the quarter ended December 31, 2012, Loans A-1 and A-2 reverted to the interest rate required by each loan’s original adjustable rate terms. At March 31, 2014, Loan A-2 was not performing in accordance with its original terms. As described below, the Loan Relationship had previously included a third loan, Loan A-3, which had also previously been restructured using the Note A/B split note strategy. Loan A-3 was paid off during the quarter ended June 30, 2013, with the full carrying value of Note A and Note B loans, $994,000 and $651,000, respectively, being recovered. Accordingly, Loan A-3 is not included in the above table at March 31, 2014 or at June 30, 2013. A more detailed history of Loan Relationship A follows.

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

During the latter part of the quarter ended March 31, 2014, Loan A-2 began experiencing financial difficulties, primarily due to decreased rental revenue resulting from a decrease in occupancy. As a result of the decreased cash flow, the Bank re-appraised the two mobile home parks securing the loan. The new appraisal reflected a decrease of approximately $200,000 from the previous appraisal. In conjunction with the new appraisal, the Bank conducted an impairment analysis which resulted in the need for a specific allocation of $172,000. During the quarter ended June 30, 2014, Loan A-2 continued to experience financial difficulties, again, primarily due to decreased revenue caused by continuing decrease in occupancy. The Bank conducted another impairment analysis based on the further decreased revenue in the quarter ending June 30, 2014. This impairment analysis resulted in a need for a $404,000 charge off, including the specific allocation of $172,000 established in the March 31, 2014 quarter.

•	Loan Relationship B. At June 30, 2014, this Loan Relationship consisted of four loans (two Note A loans, Loan B-1 and Loan B-2, and two Note B loans) having an aggregate carrying value of $1.3 million. At June 30, 2013, the aggregate carrying value of the loans was $1.4 million. At June 30, 2014, Loan B-1, which was restructured previously using the Note A/B split note strategy, had an aggregate carrying value of $1.2 million, and secured by a first mortgage on two separate retail strip shopping centers. At June 30, 2014, Loan B-2, which was restructured previously using the Note A/B split note strategy, had an aggregate carrying value of $169,000 and secured by a single purpose commercial use property. Loans B-1 and B-2 are included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at June 30, 2014 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 68, Loans B-1 and B-2 are classified as “Nonresidential real estate, Substandard” at June 30, 2014 and June 30, 2013. Loans B-1 and B-2 were performing in accordance with their restructured terms at June 30, 2013. A more detailed history of Loan Relationship B follows.

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

In March 2011, Loan B-2 was refinanced into two loans, using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was for $238,000 and was classified as substandard, reported as a TDR, and placed on nonaccrual. The second loan (a Note B loan) was for $169,000 and was charged-off. The restructured loans had interest rates 275 basis points lower than their 2010 restructured rates for a period of two years, and 500 basis points below their original rates.

In May 2012, one of the two retail strip shopping centers that secured Loan B-1 experienced the loss of a major tenant. The resultant decrease in cash flow caused the Bank to have the two retail strip shopping centers securing the loan appraised in June 2012. The appraisal reflected that the value of properties had declined to $1.45 million from the February 2011 appraised value of $2.95 million. Management determined that this loan would ultimately be settled through the sale of the property. A charge-off of $956,000 was established in the quarter ended June 30, 2012 based on the then most recent appraisal which indicated a known loss, together with an additional impairment of $189,000 based on the Bank’s experience in settling foreclosed property. The carrying value of this loan was classified as substandard, and reported as a TDR, and placed on nonaccrual. The Bank also appraised the single purpose commercial use property in June 2012. The value of this property declined to $225,000 from $325,000 in February 2011 due to decreased cash flow from the then current tenant. Management determined that this loan would also be settled from the sale of the property. A charge-off in the amount of $22,000 was established based on the then most recent appraisal indicating a known loss, together with an additional impairment of $29,000 based on the Bank’s experience in settling foreclosed property. The carrying value of this loan was classified as substandard, reported as a TDR, and placed on nonaccrual. During the quarter ended March 31, 2013, the balloon payment for the two loans secured by the two separate retail strip shopping centers became due. An independent appraisal was performed in March 2013 on the properties reflecting that the appraised value of the properties had increased to $1.8 million. The loan was restructured during the March 2013 quarter using the Note A/B split note strategy. The first loan (Loan B-1, a Note A loan) was refinanced for $1.3 million, with a market interest rate of 5.50% based on a 30 year loan term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was for $2.3 million was charged-off. This charged-off amount equaled the amount of the Note B loan balance in March 2011($1.3 million) plus that portion Note A loan balance in March 2011 that was charged-off during the period ended June 30, 2012 ($1.0 million).

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

•	Loan Relationship D. During the June 30, 2014 quarter, the A loan of Loan Relationship D was paid in full, and $129,000 of the “B” loan was recovered. At June 30, 2013, Loan Relationship D was comprised of two loans (a Note A loan and a Note B loan) which had an aggregate carrying value of $1.3 million. The loans were secured by a first mortgage on a 62-unit apartment complex near a college campus. At June 30, 2014, the Note A loan, because it was paid in full, was not included in “Accruing restructured loans” in the above table. At June 30, 2013, the Note A loan is included in “Accruing restructured loans” in the above table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 68, the Note A loan, is not classified as “Multi-family Residential Real Estate, Substandard”, at June 30, 2014, because it was paid in full. In the “Credit Risk Profile by Internally Assigned Grade” table on page 68, the Note A loan is classified as “Multi-family residential real estate, Substandard,” at June 30, 2013. There were no personal guarantees or co-borrowers on these loans.

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

•	Loan Relationship E. At June 30, 2014, Loan Relationship E was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $276,000. At June 30, 2013, this Loan Relationship was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $516,000. The loans are secured by nonresidential properties (warehouses). There are no personal guarantees or co-borrowers on these loans. As described below, these loans were previously restructured using the Note A/B split note strategy. The first loan (a Note A loan) is included in the above table in “Accruing restructured loans” at June 30, 2014 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 68, the Note A loan was classified as “Nonresidential real estate, Substandard” at June 30, 2014 and June 30, 2013. The Note A loan in Loan Relationship E was performing in accordance with its restructured terms at June 30, 2014. A more detailed history of Loan Relationship E follows.

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

•	Loan Relationship F. At June 30, 2014 and June 30, 2013, Loan Relationship F was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $437,000 and $444,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. At June 30, 2014, the Note A loan is not included in the above table as “Accruing restructured loans”. At June 30, 2013, the Note A loan is included in the above table as “accruing restructured loans”. In the “Credit Risk Profile by Internally Assigned Grade” table on page 68, the Note A loan is classified as “Multi-family real estate, Watch at June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 68, the Note A loan is classified as “Multi-family real estate, Substandard” at June 30, 2013. At June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate, and finally, the cash flows from updated financial information indicated that the debt service coverage ratio was adequate. The Note A loan in Loan Relationship F was performing in accordance with its terms at June 30, 2014. A more detailed history of Loan Relationship F follows.

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

•	Loan Relationship G. At June 30, 2014, the loan in Loan Relationship G had no remaining carrying value because during the quarter ending June 30, 2014, this loan was paid in full. The Bank took an additional $26,000 loss. However, the impairment amount of $185,000 was recovered and placed in general valuation allowances. At June 30, 2013, the loan in Loan Relationship G had a carrying value of $1.9 million. This loan was secured by a 93-pad mobile home park and an 87-pad mobile home park. The borrowers were two limited liability corporations and the two co-borrowers were the principals of the corporations. This loan was a participation loan with another financial institution. The Bank was the lead lender and had a 79% interest in the loan. This loan is not included in the above table in “Nonaccrual Loans, Multi-family real estate” at June 30, 2014, because it was paid in full. This loan was included in the above table in “Nonaccrual Loans, Multi-family real estate” at June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 68, this loan was classified as “Multi-family residential real estate, Substandard,” at June 30, 2013. A more detailed history of Loan Relationship G follows.

The borrowers approached the Bank and advised it in May 2011 that they were having cash flow problems even though the loan was current. The Bank received updated financial information from the borrowers after being advised of these cash flow problems. The financial information showed there were cash flow problems, but that the co-borrowers had been infusing their personal funds. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in July 2011, and the appraised value of the properties had decreased to $2.13 million from $3.6 million in September 2010. Based on the cash flow of the properties, the Bank established impairment in the amount of $400,000, effective June 30, 2011, based on the information available when the June 30, 2011 financial statements were issued. At June 30, 2011, the Bank’s portion of the loan balance was $2.1 million. At January 31, 2012, the loan was 39 days delinquent and the Bank was not receiving current financial information. Accordingly, new appraisals were ordered and received in March 2012, reflecting an aggregate appraised value of $2.8 million which was an increase from the $2.13 million appraised value from July 2011. The borrower brought the loan current by June 30, 2012. The borrower at that time hired a management company and the Bank was receiving the borrower’s financial statements on a timely basis. New appraisals were received in December, 2013 on the two mobile home parks that secure this loan reflecting an aggregate value of $2.75 million, the same aggregate value from the March 2012 appraisals. In March, 2014, the borrowers approached the Bank and again stated they were having cash flow issues. During the quarter ended June 30, 2014, the borrowers continued to tell the Bank that they were experiencing serious cash flow issues because of occupancy issues and ongoing capital expense issues. Since appraisal s were just completed in December 2013, the Bank requested the appraiser complete an update on the value of the two mobile home parks based on updated financial information supplied by the borrower. The valuations show the values of the two mobile home parks had decreased to $1,938,000 compared to values of $2,750,000 from the appraisals received in December 2013.

•	Loan Relationship H. At June 30, 2014 and June 30, 2013, Loan Relationship H was comprised of three loans having an aggregate carrying value of $1.0 million. At June 30, 2014, Loan H-1, which as described in further detail below, was previously restructured using the Note A/B split note strategy, had an aggregate carrying value $723,000. At June 30, 2013, Loan H-1 had an aggregate carrying value of $734,000. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability corporation and the two co-borrowers are the principals of the limited liability corporation. At June 30, 2014, Loan H-1 is not included in the above table as “Accruing restructured loans,”. At June 30, 2013, Loan H-1 is included in the above table as “Accruing restructured loans”. In the “Credit Risk Profile by Internally Assigned Grade” table on page 68, Loan H-1 is classified as “Multi-family residential real estate, Watch ” at June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 68, Loan H-1 is classified as “Multi-family residential real estate, Substandard” at June 30, 2013. At June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate, and finally, the cash flows from updated financial information indicated that the debt service coverage ratio was adequate. During the quarter ended June 30, 2013 the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At June 30, 2014, the balance of Loan H-2 was $257,000 At June 30, 2013, the balance for Loan H-2 was $276,000. Loan H-2 is not included in the above table as “Accruing restructured loans” at June 30, 2014 and June 30, 2013. At June 30, 2014 and June 30, 2013, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2014, Loan H-1 was performing in accordance with its terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship H follows.

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

•	Loan Relationship J. At June 30, 2014, this relationship was comprised of two loans having an aggregate carrying value of $1.6 million, because during the quarter ending June 30, 2014, Loan J-3 and Loan J-4 were paid in full with no loss to the Bank. At June 30, 2013, this relationship was comprised of four loans having an aggregate carrying value of $1.9 million. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that is contiguous to the nonresidential real estate and is zoned for commercial development. Loan J-2 is secured by a first mortgage on six one-to four-family non owner-occupied residential properties and an 80 acre tract of land. Loan J-3 was secured by a first mortgage on the principal residence of the co-borrower who was co-signed on each of the loans in loan relationship J. Loan J-4 was a home equity line of credit secured by a second mortgage on the principal residence of the co-borrower who was signed on each of the loans in Loan Relationship J. Two of the Loan J-1 borrowers are corporate entities and each of whose principals individually signed as co-borrowers. One of the Loan J-2 borrowers is a corporate entity whose principal individually signed as a co-borrower. The Loan J-3 and Loan J-4 borrower was an individual borrower on each of the loans in Loan Relationship J. At June 30, 2014 and June 30, 2013, Loan J-1 is included in the above table in “Nonaccrual, Nonresidential Real Estate”. At June 30, 2014 and June 30, 2013, Loans J-2, J-3, and J-4, are not included in the Nonaccrual table. At June 30, 2014 and June 30, 2013, Loan J-1 was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2014 and June 30, 2013, Loan J-2 was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2014, Loans J-3 and J-4 were not included in the “Credit Risk Profile by Internally Assigned Grade” table on page 68, because of the payoffs mentioned above. At June 30, 2013, Loans J-3 and J-4 were classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2014, Loan J-1 was performing in accordance with its restructured terms, and J-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship J follows.

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

•	Loan Relationship K. At June 30, 2014, this Loan Relationship was comprised of seven loans having an aggregate carrying value of $1.5 million. At June 30, 2013, this Loan Relationship was comprised of eight loans having an aggregate carrying value of $1.6 million. At June 30, 2014 Loan K-1 had an aggregate carrying value of $735,000 and secured by 11 one-to four-family non-owner occupied properties and one multi-family property. At June 30, 2013, Loan K-1 had an aggregate carrying value of $813,000 and was secured by 12 one- to four-family non-owner occupied properties and one multi-family property. As further described below, Loan K-1 was previously restructured using the Note A/B strategy. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-5 is secured by a first mortgage on the principal residence of the two individual co-borrowers. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence the two individual co-borrowers. Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence the two individual co-borrowers. One of the Loan K-1 co-borrowers is a corporate entity, each of whose principals, together with their respective spouses, is a co-borrower. Two of the Loan K-2 and K-3 co-borrowers are individual co-signors. Loan K-5 co-borrowers are individually signed. One of the Loan K-6 and K-7 co-borrowers is a corporate entity whose principal, together with their spouse, is co-borrower.

At June 30, 2014 and June 30, 2013, Note A of Loan K-1 is included in the above table in “Accruing Restructured Loans.” At June 30, 2014 and June 30, 2013, Loans K-2, K-3, K-5, K-6, and K-7, are not included in the above nonaccrual table because these loans were performing in accordance with their original terms. At June 30, 2014 and June 30, 2013, the Note A loan of Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2014 and June 30, 2013, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2014 and June 30, 2013, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2014 and June 30, 2013, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2014 and June 30, 2013, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2014 and June 30, 2013, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2014, the Note A loan of Loan K-1 was performing in accordance with its restructured terms, and Loan K-2, K-3, K-5, K-6, and K-7, were performing in accordance with their original terms. A more detailed history of Loan K-1 follows.

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

Loan K-1 was restructured again utilizing the Note A/B split note strategy during the quarter ended December 31, 2013 due to the balloon payment described above. The first loan (a Note A loan) was for $809,000 with the market rate of interest of 5.50% and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $415,000 and was charged-off and the interest rate reduced to 0%. In March, 2014, the borrowers sold one of the rental properties and the net proceeds of $65,000 were applied to Loan K-1, reducing the principal to $739,000. Therefore, at June 30, 2014, there were a total of 12 rental properties remaining as collateral for this loan. In the December 31, 2013 quarter, Loan K-4 was paid in full.

•	Loan Relationship L. At June 30, 2014, this Loan Relationship was comprised of one loan having an aggregate carrying value of $304,000. At June 30, 2013, this loan relationship was comprised of one loan having an aggregate carrying value of $547,000. This loan is secured by a first mortgage on two one-to four-family non-owner occupied properties and two nonresidential properties. The borrowers are husband and wife who jointly own these properties. Each of the borrowers is also a co-borrower on the loan. The loan is included in the above table in “Nonaccrual restructured loans, Nonresidential real estate” as of June 30, 2014 and June 30, 2013. In the “Credit Risk Profile by Internally Assigned Grade” table on page 68, this loan is classified as “Nonresidential real estate, Substandard” at June 30, 2014 and June 30, 2013, and is reported as a TDR. This loan was performing in accordance with its restructured terms at June 30, 2014. A more detailed history of Loan Relationship L follows.

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

•	Loan Relationship M. At June 30, 2014, Loan Relationship M was comprised of two loans having an aggregate carrying value of $2.3 million. At June 30, 2013, Loan Relationship M was comprised of two loans having an aggregate carrying value of $2.5 million. The loans are secured by a first mortgage on two golf courses, including a club house on each, in the Greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and step mother of one of the co-borrowers. At June 30, 2014, Loans M-1 and M-2 are included in the above table in “Nonaccrual, Nonresidential Real Estate”. At June 30, 2013, Loans M-1 and M-2 are not included in the Nonaccrual table. At June 30, 2014, Loans M-1 and M-2 were classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2013, Loan M-1 was classified as “Nonresidential Real Estate, Special Mention” in the “Credit Risk Profile by Internally Assigned Grade” table on page 68. At June 30, 2013, Loan M-2 was classified as “Nonresidential Real Estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014, the Bank had entered into payment plan agreement with the borrowers to bring current loan payments that were not paid in November and December 2013, and real estate taxes due during the quarter ended March 31, 2014. At June 30, 2014, the borrowers have successfully completed the payment plan agreement and both loans are current. Additionally, subsequent to June 30, 2014, the real estate taxes due during the March 31, 2014 quarter, have been paid. A more detailed history of Loan Relationship M follows.

Loan M-1 originated in December 2007 and Loan M-2 originated in July 2009 each with a 20 year term. Under each loan’s terms, payments are due from April through December of each year; no payments are required in January, February and March of each year. Due to reduced cash flows resulting from inclement weather, in December 2013, the co-borrowers advised the Bank that they would pay the amounts due for November and December 2013 in February and March 2014, respectively. Due to the continuation of the severe winter weather and resultant reduced cash flows, borrowers were unable to make the payment due in February 2014 and were unable to make the tax payment due during the period ended March 31, 2014. As a result of the failure to make the November payment, the decrease in cash flow and the borrowers’ failure to pay real estate taxes, the Bank had both properties appraised. The appraisals were received in March 2014 and reflected an aggregate decrease in value of approximately $500,000 as compared to their March 2009 appraised value. Based on the new appraised value, there was no known loss to the Bank. The Bank also performed an impairment analysis on each loan in March 2014 resulting in an aggregate impairment of $41,000. The Bank and the co-borrowers agreed to a revised repayment plan to bring all payments, and real estate taxes due, but not paid during the period ended March 31, 2014, current by July 31, 2014. At June 30, 2014, an impairment analysis was performed. The impairment analysis showed that no impairment was needed on either Loan M-1or Loan M-2.

The following table summarizes all Note A / B format loans at June 30, 2014 and 2013:

At June 30, 2014	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)

Nonresidential real estate	$2,723	$3,476	$6,199	5	5
Multi-family residential real estate	1,892	1,335	3,227	3	3
One- to four-family residential real estate	199	62	261	1	1

Total (1)	$4,814	$4,873	$9,687	9	9

At June 30, 2013	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)

Nonresidential real estate	$3,091	$3,476	$6,567	5	5
Multi-family residential real estate	3,352	1,645	4,997	4	4
One- to four-family residential real estate	512	61	573	1	1

Total	$6,955	$5,182	$12,137	10	10

(1)	Included in this total are an aggregate of $2.8 million comprised of Note As and $3.8 million comprised of Note Bs that are included in the discussion of Loan Relationships B, E, F and K.

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

Primarily based on an assessment of our loans receivable greater than 30 days past due and accruing in the multi-family residential real estate and nonresidential real estate portfolios of $577,000 at June 30, 2014, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable.

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

	At June 30, 2014
			Total Unpaid
	Loan Status		Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$947	$1,552	$2,499	$-	$2,499
Multi-family residential real estate	1,663	1,200	2,863	-	2,863
Nonresidential real estate	3,008	1,639	4,647	120	4,527
Total	$5,618	$4,391	$10,009	$120	$9,889
Number of loans	13	26

	At June 30, 2013
			Total Unpaid
	Loan Status		Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$2,061	$2,554	$4,615	$7	$4,608
Multi-family residential real estate	5,827	2,263	8,090	20	8,070
Nonresidential real estate	3,656	2,701	6,357	120	6,237
Total	$11,544	$7,518	$19,062	$147	$18,915
Number of loans	21	31

	At June 30, 2012
			Total Unpaid
	Loan Status		Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$2,374	$2,601	$4,975	$26	$4,949
Multi-family residential real estate	7,715	4,251	11,966	165	11,801
Nonresidential real estate	3,122	2,987	6,109	465	5,644
Total	$13,211	$9,839	$23,050	$656	$22,394
Number of loans	14	34

	At June 30, 2011
			Total Unpaid
	Loan Status		Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$4,128	$1,653	$5,781	$—	$5,781
Multi-family residential real estate	2,041	10,358	12,399	1,173	11,226
Nonresidential real estate	2,599	4,146	6,745	—	6,745
Total	$8,768	$16,157	$24,925	$1,173	$23,752
Number of loans	28	24

	At June 30, 2010
			Total Unpaid
	Loan Status		Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$422	$903	$1,325	$159	$1,166
Multi-family residential real estate	1,981	3,739	5,720	1,804	3,916
Nonresidential real estate	2,600	4,966	7,566	1,276	6,290
Total	$5,003	$9,608	$14,611	$3,239	$11,372
Number of loans	5	14

Loans that were included in troubled debt restructurings at June 30, 2014 and 2013 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2014, there were 27 loans that required payments of principal and interest, and three loans that required interest payments only. At June 30, 2013, there were 37 loans that required payments of principal and interest, and five loans that required interest payments only. The economic trends during the year ended June 30, 2014 were generally stable in our primary market area, Dearborn and Ripley Counties in Indiana.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2014	2013
	(In thousands)
Special mention assets	$5,010	$5,043
Substandard assets	15,769	24,364

Total classified assets	$20,779	$29,407

At June 30, 2014:                     Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Nonresidential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$104,266	$32,898	$9,210	$16,573	$29,539	$2,880	$1,591	$5,951	$202,908
Watch	6,067	913	4,531	3,867	9,001	-	723	2,019	27,121
Special mention	370	120	753	342	2,368	-	1,057	-	5,010
Substandard	3,783	738	504	2,863	7,861	-	20	-	15,769
Total	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

At June 30, 2013:                     Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(in thousands)
Grade:
Pass	$99,494	$34,506	$10,909	$16,900	$26,340	$2,200	$2,364	$5,691	$198,404
Watch	6,033	641	3,988	5,102	14,866	-	861	1,414	32,905
Special mention	756	17	388	353	3,343	-	186	-	5,043
Substandard	5,121	535	1,370	9,951	7,353	-	24	10	24,364
Total	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2014		2013		2012
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Residential real estate:
One- to four-family	$1,894	$974	$1,802	$1,094	$2,711	$355
Multi-family	342	-	110	-	489	—
Nonresidential real estate and land	161	243	286	18	207	306
Consumer and other loans	187	119	209	68	441	15
Total	$2,584	$1,336	$2,407	$1,180	$3,848	$676

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

At June 30, 2014, our allowance for loan losses represented 2.18% of total loans and 54.88% of nonperforming loans and amounted to $5.5 million. At June 30, 2013, our allowance for loan losses represented 2.09% of total loans and 42.83% of nonperforming loans and amounted to $5.4 million. At June 30, 2012, our allowance for loan losses represented 1.95% of total loans and 34.8% of nonperforming loans and amounted to $5.6 million.

From June 30, 2013 to June 30, 2014, the loan portfolio experienced decreases of $2.7 million in nonperforming loans, $2.8 million in nonperforming assets, and no new troubled debt restructurings. Classified assets decreased $8.6 million. A review of these factors, combined with a $379,000 commercial loan recovery and a $124,000 recovery from two one- to four-family loans in the current year, resulted in the net recovery of loan losses of $132,000 for the year ended June 30, 2014. The fiscal 2014 decreases in nonperforming loans, nonperforming assets, and troubled debt restructurings were the result of troubled debt restructuring loans making payments in accordance with their restructured terms for sufficient periods of time to allow the loans to be placed on accruing status. For more information on the Note A/B split note strategy and the related charge-offs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Strategy – Improving our asset quality.” When a loan first becomes a troubled debt restructuring, it is included in nonaccrual loans until a history of at least six consecutive monthly payments can be established. Troubled debt restructurings are also classified as substandard assets for the life of the restructured terms. Because nonaccrual loans are included in nonperforming loans and nonperforming assets and are also considered classified assets, the payment in accordance with restructured terms of the troubled debt restructurings by certain of the restructured loans permit them to be re-classified as performing was the primary reason for the decrease in nonperforming loans and nonperforming assets.

The recovery of loan losses was $132,000 for the year ended June 30, 2014, compared to a recovery of loan losses of $66,000 for the prior year. The recovery of loan losses during the year ended June 30, 2014 was due to a $379,000 commercial loan recovery and a $124,000 recovery from two one- to four-family loans. The recovery of loan losses during the year ended June 30, 2013 was due to a $651,000 recovery on a multi-family loan.

The ratio of the allowance for loan losses to nonperforming loans (coverage ratio) increased from 42.8% to 54.9% from June 30, 2013 to June 30, 2014. This increase was a result of restructured loans performing in accordance with their restructured terms. At June 30, 2014 and 2013, troubled debt restructurings were 44.1% and 59.2% of nonperforming loans, respectively. Troubled debt restructurings have generally been charged off or written down to their fair value at the time of the restructuring. The fair value at the time of restructuring is determined by a recent independent appraisal or cash flow analysis of the underlying collateral. As a result of the recent fair value determinations of a majority of the loans that are included in nonperforming loans, the allowance for loan losses as a percentage of nonperforming loans increased from June 30, 2013 to June 30, 2014.

The following table illustrates the changes to the allowance for loan losses for the year ended June 30, 2014:

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Non-Owner- Occupied	Multi- Family	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(554)	(159)	(52)	(430)	(30)	-	(15)	(4)	(1,244)
Recoveries	436	133	3	644	29	-	24	3	1,272
Other adjustments	8	4	-	-	108	-	-	-	120
Provision (credit)	364	33	35	(571)	15	(5)	(7)	4	(132)

Ending Balance:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459
Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120
Balance, Collectively Evaluated	$1,196	$564	$201	$929	$2,388	$5	$19	$37	$5,339
Financing receivables: Ending Balance	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808
Ending Balance: individually evaluated for impairment	$3,425	$544	$503	$2,863	$7,763	$-	$20	$-	$15,118
Ending Balance: collectively evaluated for impairment	$103,417	$30,358	$13,932	$20,782	$40,747	$2,880	$3,346	$7,453	$222,915
Ending Balance: loans acquired at fair value	$7,644	$3,767	$563	$-	$259	$-	$25	$517	$12,775

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2014			2013			2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)

One- to four-family residential real estate	$1,397	25.6%	51.6%	$1,157	21.3%	49.1%	$902	16.1%	48.4%
Multi-family real estate	929	17.0	9.4	1,286	23.6	12.4	1,915	34.1	14.7
Nonresidential real estate	2,508	46.0	19.5	2,386	43.8	19.9	2,282	40.6	20.5
Land	19	0.3	1.4	17	0.3	1.3	11	0.2	1.2
Agricultural	-	-	1.4	-	-	1.4	-	-	1.1
Commercial	37	0.7	1.8	34	0.6	1.4	24	0.4	1.3
Consumer	564	10.3	13.8	553	10.2	13.7	477	8.5	12.4
Construction	5	0.1	1.1	10	0.2	0.8	3	0.1	0.4
Total allowance for loan losses	$5,459	100.0%	100.0%	$5,443	100.0%	100.0%	$5,614	100.0%	100.0%
Total loans	$250,808			$260,716			$288,199

	At June 30,
	2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential real estate	$912	17.1%	45.1%	$419	5.2%	43.6%
Multi-family real estate	2,610	48.9	15.9	3,159	39.4	14.8
Nonresidential real estate and land	1,462	27.4	22.4	3,298	41.1	24.6
Land	12	0.2	1.4	10	0.2	1.7
Agricultural	6	0.1	0.5	18	0.2	0.6
Commercial	20	0.4	1.7	203	2.5	1.8
Consumer	310	5.8	12.6	908	11.3	12.4
Construction	3	0.1	0.4	4	0.1	0.5
Total allowance for loan losses	$5,335	100.0%	100.0%	$8,019	100.0%	100.0%
Total loans	$290,834			$315,254

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Allowance at beginning of period	$5,443	$5,614	$5,335	$8,019	$4,213
Provision for (recovery of) loan losses	(132)	(66)	3,662	4,140	4,847
Charge-offs:
One- to four-family residential real estate	606	322	529	803	124
Land	15	-	8	—	—
Nonresidential real estate	30	457	1,804	3,065	33
Multi-family real estate	430	-	1,233	2,008	834
Consumer and other loans	163	165	325	997	96
Total charge-offs	1,244	944	3,899	6,873	1,087

Recoveries:
One- to four-family residential real estate	439	97	135	26	2
Nonresidential real estate and land	53	4	4	7	19
Multi-family real estate	644	660	256	—	5
Consumer and other loans	136	78	121	16	20
Total recoveries	1,272	839	516	49	46
Net recoveries (charge-offs)	28	(105)	(3,383)	(6,824)	(1,041)
Loss on restructuring of loans and other adjustments	120	—	—	—	3
Allowance at end of period	$5,459	$5,443	$5,614	$5,335	$8,019
Allowance to nonperforming loans	54.88%	42.83%	34.79%	25.90%	46.47%
Allowance to total loans outstanding at the end of the period	2.18%	2.09%	1.95%	1.83%	2.54%
Net (recoveries) charge-offs to average loans outstanding during the period	(0.06)%	0.04%	1.19%	2.30%	0.38%

The net recoveries in the year ended June 30, 2014 was due to a $379,000 commercial loan recovery and a $124,000 recovery from two one- to four-family loans and is also reflective of overall improvement in asset quality.

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

The charge-offs in the year ended June 30, 2011 were primarily the result of the restructurings of 13 loans having an aggregate outstanding principal balance of $18.0 million.

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

The following table presents the change in our net economic value of equity at June 30, 2014 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
300	$58,787	$(18,713)	(24.15)%	11.73%
200	65,879	(11,621)	(14.99)	12.82
100	73,236	(4,264)	(5.50)	13.86
0	77,500	-	-	14.28
(100)	81,540	4,040	5.21	14.75
(200)	74,828	(2,672)	(3.45)	14.63

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $25.0 million at June 30, 2014. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $73.9 million at June 30, 2014. Total securities classified as available-for-sale were $219.0 million at June 30, 2014.

. In addition, we had the ability to borrow a total of approximately $117.0 million from the Federal Home Loan Bank of Indianapolis at June 30, 2014.

At June 30, 2014, United Community Bank’s total commitment to extend credit at variable rates was $30.7 million. The amount of fixed-rate commitments was approximately $0.7 million at June 30, 2014. The fixed-rate loan commitments at June 30, 2014 have interest rates ranging from 3.25% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2014. Certificates of deposit due within one year of June 30, 2014 totaled $106.6 million. This represented 61.2% of certificates of deposit at June 30, 2014. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2014.

		Payments Due By Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in Thousands)

Long-term debt obligations	$15,000	$2,000	$4,167	$3,667	$5,166
Operating lease obligations	51,000	17,000	28,000	6,000	-
Total	$66,000	$19,000	$32,167	$9,667	$5,166

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Investing activities:
Loans disbursed or closed	$(49,420)	$(49,434)
Loan principal repayments	48,812	51,049
Proceeds from maturities and principal repayments of securities	38,816	34,547
Proceeds from sales of securities available-for-sale	90	39,725
Purchases of securities	(57,702)	(137,405)
Proceeds from sale of fixed assets	425	-
Proceeds from sale of other real estate owned	338	2,623
Purchase of bank owned life insurance policies	(3,205)	(2,818)
Capital expenditures	(1,223)	(100)
Financing activities:
(Decrease) increase in deposits	18,393	(5,711)
Borrowings from Federal Home Loan Bank	5,000	5,000
Repayments of Federal Home Loan Bank advances	(5,000)	(833)
Proceeds from stock conversion	-	22,910
Dividends paid to stockholders	(1,114)	(2,356)
Cash contributed by United Community MHC	-	612
Common stock acquired by ESOP	-	(1,551)

	Year Ended June 30,
	2014	2013
	(Dollars in thousands)
Repurchases of common stock	(2,151)	-
Purchase of common shares for stock plan	(1,128)	-

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Institution Regulation—Capital Requirements,” and Note 15 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see Note 13 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K. We currently have no plans to engage in hedging activities in the future.

For the year ended June 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, utilizing the framework established in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting as of June 30, 2014 was effective.

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

September 26, 2014

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp:

We have audited the accompanying consolidated statements of financial condition of United Community Bancorp as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2014. United Community Bancorp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Community Bancorp as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 26, 2014

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	June 30, 2014	June 30, 2013
Assets

Cash and due from banks	$5,265	$2,716
Interest-earning deposits in other financial institutions	19,705	14,071
Cash and cash equivalents	24,970	16,787

Investment securities:
Securities available for sale - at estimated market value	39,965	32,013
Securities held to maturity - at amortized cost	337	417
Mortgage-backed securities available for sale - at estimated market value	179,017	170,117
Investment securities	219,319	202,547

Loans receivable, net	244,384	254,578
Loans available for sale	138	417

Property and equipment, net	7,115	6,674
Federal Home Loan Bank stock, at cost	6,588	6,588
Accrued interest receivable:
Loans	806	906
Investments and mortgage-backed securities	828	730
Other real estate owned, net	598	618
Cash surrender value of life insurance policies	16,927	13,228
Deferred income taxes	3,510	4,504
Prepaid expenses and other assets	2,213	1,842
Goodwill	2,522	2,522
Intangible asset	547	690
Total assets	530,465	512,631

Liabilities and Stockholders' Equity

Deposits	$439,636	$421,243
Advances from FHLB	15,000	15,000
Accrued interest on deposits	14	22
Accrued interest on FHLB advance	11	7
Advances from borrowers for payment of insurance and taxes	228	223
Accrued expenses and other liabilities	2,646	2,593
Total liabilities	457,535	439,088

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 and 5,149,564 shares issued at June 30, 2014 and 2013, respectively; 4,959,842 and 5,149,564 shares outstanding at June 30, 2014 and 2013, respectively	51	51
Additional paid-in capital	51,044	51,882
Retained earnings	28,581	27,371
Less shares purchased for stock plans	(3,504)	(3,648)
Treasury Stock, at cost - 189,722 shares at June 30, 2014	(2,151)	-
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(1,091)	(2,113)

Total stockholders' equity	72,930	73,543

Total liabilities and stockholders' equity	$530,465	$512,631

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the Year Ended
	June 30,
(In thousands, except per share data)	2014	2013

Interest income:
Loans	$11,740	$12,995
Investments and mortgage-backed securities	3,218	2,892
Total interest income	14,958	15,887
Interest expense:
Deposits	2,432	3,176
Borrowed funds	224	175
Total interest expense	2,656	3,351

Net interest income	12,302	12,536

Recovery of loan losses	(132)	(66)

Net interest income after recovery of loan losses	12,434	12,602

Other income:
Service charges	2,556	2,416
Gain on sale of loans	166	830
Gain on sale of investments	-	634
Gain (loss) on sale of other real estate owned	4	(3)
Gain on sale of fixed assets	56	-
Income from bank owned life insurance	495	400
Other	420	212
Total other income	3,697	4,489

Other expense:
Compensation and employee benefits	7,197	7,403
Premises and occupancy expense	1,258	1,358
Deposit insurance premium	369	516
Advertising expense	348	316
Data processing expense	1,444	1,491
Provision for loss on real estate owned	9	105
Intangible amortization	143	180
Professional fees	834	720
Other operating expenses	1,590	1,506
Total other expense	13,192	13,595

Income before income taxes	2,939	3,496

Income tax provision	659	929

Net income	$2,280	$2,567

Basic and diluted earnings per share	$0.47	$0.52

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Year Ended
	June 30,
	2014	2013

Net income	$2,280	$2,567

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	1,022	(2,198)

Reclassification adjustment for gains on securities available for sale included in income	-	(387)

Total comprehensive income (loss)	$3,302	$(18)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

						Unrealized
		Additional		Shares		Gain (Loss)
	Common	Paid-In	Retained	Purchased for	Treasury	on Securities
(In thousands, except per share data)	Stock	Capital	Earnings	Stock plans	Stock	Available for Sale	Total

Balance at June 30, 2012	$36	$36,958	$27,060	$(2,416)	$(7,122)	$472	$54,988

Net income	-	-	2,567	-	-	-	2,567

Cash dividends of $0.47 per share	-	-	(2,356)	-	-	-	(2,356)

Proceeds from second step conversion, net of costs	15	21,626	-	-	-	-	21,641

Cash contributed by United Community MHC	-	512	100	-	-	-	612

Cancellation of treasury stock	-	(7,122)	-	-	7,122	-	-

Common stock acquired by ESOP	-	-	-	(1,551)	-	-	(1,551)

Amortization of ESOP shares	-	(92)	-	319	-	-	227

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $1,652	-	-	-	-	-	(2,585)	(2,585)

Balance at June 30, 2013	$51	$51,882	$27,371	$(3,648)	$-	$(2,113)	$73,543

Net income	-	-	2,280	-	-	-	2,280

Cash dividends of $0.24 per share	-	-	(1,114)	-	-	-	(1,114)

Adjustment from transfer of mortgage servicing rights from amortized to fair value method, net of tax of $23	-	-	44	-	-	-	44

Stock-based compensation expense		44					44

Purchase of shares for stock plans	-	-	-	(1,128)	-	-	(1,128)

Reclassification of shares held for stock plans	-	(848)	-	848	-	-	-

Amortization of ESOP shares	-	(34)		424	-	-	390

Shares repurchased	-	-	-	-	(2,151)	-	(2,151)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $641	-	-	-	-	-	1,022	1,022

Balance at June 30, 2014	$51	$51,044	$28,581	$(3,504)	$(2,151)	$(1,091)	$72,930

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
(In thousands)	2014	2013

Operating activities:
Net income	$2,280	$2,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	413	488
Recovery of loan losses	(132)	(66)
Deferred loan origination costs	(88)	(101)
Amortization of premium on investments	3,684	3,373
Proceeds from sale of loans	10,961	26,674
Loans disbursed for sale in the secondary market	(10,516)	(25,868)
Gain on sale of loans	(166)	(830)
Amortization of intangible asset	143	180
Amortization of acquisition-related loan yield adjustment	(70)	(225)
Amortization of acquisition-related credit risk adjustment	(257)	-
Amortization of acquisition-related CD yield adjustment	-	(13)
Gain on sale of investment securities	-	(634)
Gain on sale of fixed assets	(56)	-
Provision for loss on real estate owned	9	105
Loss (gain) on sale of other real estate owned	(4)	3
Increase in cash surrender value of life insurance	(495)	(400)
Stock-based compensation	44	-
ESOP shares committed to be released	390	227
Deferred income taxes	330	153
Effects of change in operating assets and liabilities:
Accrued interest receivable	2	86
Prepaid expenses and other assets	(304)	1,802
Accrued interest	(4)	(12)
Accrued expenses and other	57	(158)

Net cash provided by operating activities	6,221	7,351

Investing activities:
Proceeds from sale of available for sale investment securities	90	4,785
Proceeds from maturity of held to maturity securities	80	76
Proceeds from repayment of mortgage-backed securities available for sale	38,736	34,471
Proceeds from sale of mortgage-backed securities available for sale	-	34,940
Proceeds from sale of fixed assets	425	-
Proceeds from sale of other real estate owned	338	2,623
Purchases of available for sale investment securities	(7,326)	(17,047)
Purchases of mortgage-backed securities available for sale	(50,376)	(120,358)
Net decrease in loans	10,418	25,816
Purchase of bank owned life insurance	(3,205)	(2,818)
Capital expenditures	(1,223)	(100)

Net cash used in investing activities	(12,043)	(37,612)

Financing activities:
Net increase (decrease) in deposits	18,393	(5,711)
Borrowings from Federal Home Loan Bank	5,000	5,000
Repayments of Federal Home Loan Bank advances	(5,000)	(833)
Proceeds from stock conversion	-	22,910
Dividends paid to stockholders	(1,114)	(2,356)
Cash contributed by United Community MHC	-	612
Common stock acquired by ESOP	-	(1,551)
Repurchases of common stock	(2,151)	-
Purchase of common shares for stock plans	(1,128)	-
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	5	(102)

Net cash provided by financing activities	14,005	17,969

Net increase (decrease) in cash and cash equivalents	8,183	(12,292)

Cash and cash equivalents at beginning of period	16,787	29,079

Cash and cash equivalents at end of period	$24,970	$16,787

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

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with FASB Accounting Standards Codification (ASC) Topic 320, Investments. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2014 or 2013. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

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

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation allocations and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market, determined in the aggregate. Loans are designated for sale as a part of the Bank’s asset/liability management strategy. Market value is determined based on expected volatility in interest rates and the anticipated holding period before the loan is sold. Due to the holding period being short term, the market value and cost of the loan are approximately the same. The Bank had $138,000 and $417,000 in loans held for sale at June 30, 2014 and 2013, respectively.

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

During the fiscal year ended June 30, 2014, the Company changed its accounting method for mortgage servicing rights from the amortization method to the fair value method, as permitted in accordance with FASB ASC 860-50, “Servicing Assets and Liabilities.” The mortgage servicing right asset is measured at fair value at each reporting date with changes in the fair value of the servicing asset recorded in earnings in the period in which the changes occur. For purposes of measuring fair value, loans with similar characteristics are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize. Earnings are projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows and costs to service the loans. The present value of future earnings is the estimated market value for the pool based upon assumptions that a third party purchaser would utilize in evaluating the potential acquisition of the servicing rights.

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

STOCK-BASED COMPENSATION - The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant.

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

For each of the years ended June 30, 2014 and 2013, outstanding options to purchase 569,135 and 227,626 shares, respectively, were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	June 30,
	2014	2013

Basic weighted average outstanding shares	4,835,240	4,967,672
Effect of dilutive stock options	—	—
Diluted weighted average outstanding shares	4,835,240	4,967,672

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force. This ASU reduces diversity in practice with regards to the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. For public companies, this ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 with earlier adoption permitted for companies which have already adopted ASU 2014-04. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period – a consensus of the FASB Emerging Issues Task Force. This ASU requires that a performance target that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 with earlier adoption permitted. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which modifies the accounting for and disclosures related to such transactions. For public companies, the accounting changes in the ASU are effective for the first interim or annual period beginning after December 15, 2014. Early application is prohibited. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU affects companies that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. For public companies, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2016. Early application is not permitted. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 2 – INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale at June 30, 2014 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$180,563	$501	$2,047	$179,017
Municipal bonds	38,000	479	664	37,815
U.S. Government Agency Bonds	2,000	—	8	1,992
Other equity securities	210	—	52	158

Total	$220,773	$980	$2,771	$218,982

Investment securities held to maturity at June 30, 2014 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$337	$—	$—	$337

Investment securities available for sale at June 30, 2013 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$172,478	$181	$2,542	$170,117
Municipal bonds	32,894	239	1,282	31,851
Other equity securities	210	—	48	162

Total	$205,582	$420	$3,872	$202,130

Investment securities held to maturity at June 30, 2013 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$417	$—	$—	$417

Gross proceeds on the sale of investment and mortgage-backed securities were $90,000 and $39,725,000 for the years ended June 30, 2014 and 2013, respectively. Gross realized gains for the years ended June 30, 2014 and 2013 were $-0- and $642,000, respectively. Gross realized losses for the years ended June 30, 2014 and 2013 were $-0- and $8,000, respectively.

The amount of investment securities pledged as security for advances from the FHLB totaled $138.3 million and $86.9 million as of June 30, 2014 and 2013, respectively. There were no pledged securities for municipal deposits as of June 30, 2014 and $57.0 million as of June 30, 2013. The Bank was notified on June 20, 2014 that it would be required to pledge $54.9 million for municipal deposits during the September 2014 quarter.

The mortgage-backed securities, municipal bonds and U.S. government agency bonds available for sale have the following maturities at June 30, 2014:

	Amortized cost	Estimated market value
	(In thousands)

Due or callable in one year or less	$-	$-
Due or callable in 1 - 5 years	152,748	151,357
Due or callable in 5 - 10 years	57,433	57,148
Due or callable in greater than 10 years	10,382	10,319

Total debt securities	$220,563	$218,824

All other securities available for sale at June 30, 2014 are saleable within one year. The Company held $337,000 and $417,000 in investment securities that are being held to maturity at June 30, 2014 and 2013, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2015 and 2019.

The expected returns of principal of investments held to maturity are as follows as of June 30, 2014 (in thousands):

2015	86
2016	56
2017	61
2018	65
2019	69
$337

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2014 and 2013:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2014
Municipal bonds	$4,844	$58	$17,065	$606	$21,909	$664
Mortgage-backed securities	22,709	98	98,364	1,949	121,073	2,047
U.S. Government agency bonds	1,992	8	—	—	1,992	8
Other equity securities	—	—	158	52	158	52

	$29,545	$164	$115,587	$2,607	$145,132	$2,771
Number of investments	18		70		88

June 30, 2013
Municipal bonds	$23,813	$1,280	$238	$2	$24,051	$1,282
Mortgage-backed securities	140,590	2,441	9,706	101	150,296	2,542
Other equity securities	—	—	162	48	162	48

	$164,403	$3,721	$10,106	$151	$174,509	$3,872
Number of investments	88		5		93

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

The detail of interest and dividends on investment securities is as follows:

	For the year ended June 30,
	2014	2013
	(In thousands)
Taxable interest income	$2,130	$1,944
Nontaxable interest income	808	711
Dividends	280	237
Total	$3,218	$2,892

Mortgage-backed securities available for sale at June 30, 2014 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$102,026	$256	$551	$101,731
FHLMC	22,176	200	159	22,217
GNMA	56,361	45	1,337	55,069

	$180,563	$501	$2,047	$179,017

Mortgage-backed securities available for sale at June 30, 2013 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$78,182	$95	$1,063	$77,214
FHLMC	18,253	82	187	18,148
GNMA	76,043	4	1,292	74,755

	$172,478	$181	$2,542	$170,117

NOTE 3 – FINANCING RECEIVABLES
Financing receivables consist of the following:

	At June 30,
	2014	2013
	(In thousands)
Residential real estate
One- to four-family	$129,484	$128,059
Multi-family	23,645	32,306
Construction	2,880	2,200
Nonresidential real estate – commercial and office buildings	48,769	51,902
Agricultural	3,456	3,559
Land	3,391	3,435
Commercial	4,514	3,556
Consumer	34,669	35,699
	250,808	260,716

Less:
Allowance for losses	5,459	5,443
Undisbursed portion of loans in process	2,083	1,720
Deferred loan costs, net	(1,118)	(1,025)
	$244,384	$254,578

As of June 30, 2014 and 2013, the Company was servicing loans for the benefit of others in the amount of $68,030,000 and $67,497,000, respectively. The Company recognized $166,000 and $830,000 of pre-tax gains on sale of loans during the years ended June 30, 2014 and 2013, respectively. The carrying value of mortgage servicing rights approximated $722,000 and $574,000 as of June 30, 2014 and 2013, respectively. No impairment has been identified on the mortgage servicing assets and correspondingly, no valuation allowance has been recognized as of June 30, 2014 and 2013. Amortization expense associated with mortgage servicing assets totaled and $191,000 for the year ended June 30, 2013. During the fiscal year ended June 30, 2014, the Company changed its accounting method for mortgage servicing rights from the amortization method to the fair value measurement method, as permitted in accordance with FASB ASC 860-50, “Servicing Assets and Liabilities.” In accordance with ASC 860-50, the Company recorded an adjustment at the beginning of the year to retained earnings to adjust to the value of such servicing rights at that date. For the year ended June 30, 2014, the total reduction in fair value recognized in the consolidated statements of income was approximately $6,000.

The Company sells loans in the secondary market. Proceeds from the sales of mortgage loans totaled $10,961,000 and $26,674,000 during the years ended June 30, 2014 and 2013, respectively. The Company had $138,000 and $417,000 in one- to four-family fixed rate loans designated as held for sale at June 30, 2014 and 2013, respectively. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment.

The following table provides information with respect to nonaccrual loans.

	At June 30,
	2014	2013
	(In thousands)
Nonaccrual loans:
One- to four-family – owner occupied	$1,672	$1,876
One- to four-family – non-owner occupied	116	-
Multi-family residential real estate	-	1,861
Nonresidential real estate – commercial and office buildings	3,116	894
Land	20	24
Consumer	633	535
Commercial	-	-
Restructured nonaccrual loans:
One- to four-family – owner occupied	$1,364	$2,361
One- to four-family – non-owner occupied	188	193
Multi-family residential real estate	1,200	2,263
Nonresidential real estate – commercial and office buildings	1,639	2,701
Total nonperforming loans	$9,948	$12,708
Number of nonaccrual loans	76	79

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

The following tables summarize TDRs by loan type and accrual status.

At June 30, 2014
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$947	$1,552	$2,499	$-	$2,499	21	$3,382
Multi-family residential real estate	1,663	1,200	2,863	-	2,863	7	5,607
Nonresidential real estate	3,008	1,639	4,647	120	4,527	11	5,404

Total	$5,618	$4,391	$10,009	$120	$9,889	39	$14,393

At June 30, 2013
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$2,061	$2,554	$4,615	$7	$4,608	27	$4,779
Multi-family residential real estate	5,827	2,263	8,090	20	8,070	12	9,935
Nonresidential real estate	3,656	2,701	6,357	120	6,237	13	5,941

Total	$11,544	$7,518	$19,062	$147	$18,915	52	$20,655

Interest income recognized on TDRs is as follows:

	For the year	For the year
	ended June 30, 2014	ended June 30, 2013

One- to four-family residential real estate	$55	$73
Multi-family residential real estate	257	306
Nonresidential real estate	132	97
Construction	-	-
Commercial	-	-
Consumer	-	-
Total	$444	$476

At June 30, 2014, the Bank had 39 loans totaling $10.0 million that qualified as TDRs, and has established an allowance for losses on these loans of $120,000. With respect to the $10.0 million in TDRs, the Bank charged off $4.9 million with respect to these loans at the time of the restructuring into the Note A/B format. At June 30, 2013, the Bank had 52 loans totaling $19.1 million that qualified as TDRs, and has established an allowance for losses on these loans of $147,000. With respect to the $19.1 million in TDRs, the Bank charged off $5.1 million with respect to these loans at the time of the restructuring into the Note A/B format. At June 30, 2014, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans classified as TDRs on a monthly basis.

The following table is a rollforward of activity in our TDRs for the fiscal years ended June 30, 2014 and 2013.

	2014		2013
(Dollar amounts in thousands)	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans

Beginning balance	$18,915	42	$22,394	48

Additions to TDRs	20	-	937	1

Removals	(7,434)	(12)	(3,234)	(7)

Charge offs	(438)	-	(4)	-

Payments	(1,174)	-	(1,178)	-
	$9,889	30	$18,915	42

The Company considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. During the year ended June 30, 2014 the Company had one multi-family loan for $1.6 million and three residential real estate loans for an aggregate $312,000 subsequently default after modification. The recorded investment in the loans at the time of default was approximately $1.2 million for the multi-family loan and $187,000 for the three residential real estate loans. Two of these loans became current by June 30, 2014. During the year ended June 30, 2013, the Company had a one-to-four family residential loan for $105,000 subsequently default after modification. The recorded investment in the loan at the time of default was approximately $101,000. The Company does not anticipate any further loss on these loans and the default of these loans had no material impact on the allowance for loan losses for the year.

Loans that were included in TDRs at June 30, 2014 and 2013 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2014, there were 27 loans with required principal and interest payments and 3 loans with required interest only payments. At June 30, 2013, there were 37 loans with required principal and interest payments and 5 loans with required interest only payments.

No loans over ninety days past due accrued interest for the years ended June 30, 2014 and 2013. Interest income that would have been recorded for the years ended June 30, 2014 and 2013 had nonaccruing loans been current according to their original terms was $474,000 and $371,000, respectively. Interest related to nonaccrual loans included in interest income totaled $261,000 and $247,000 for the years ended June 30, 2014 and 2013, respectively.

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable
For the year ended June 30, 2014
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(554)	(159)	(52)	(430)	(30)	—	(15)	(4)	$(1,244)
Recoveries	436	133	3	644	29	—	24	3	$1,272
Other adjustment	8	4	-	-	108	—	—	-	$120
Provision (credit)	364	33	35	(571)	15	(5)	(7)	4	$(132)
Ending Balance:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459

Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120

Balance, Collectively Evaluated	$1,196	$564	$201	$929	$2,388	$5	$19	$37	$5,339

Financing receivables:
Ending Balance	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

Ending Balance: individually evaluated for impairment	$3,425	$544	$503	$2,863	$7,763	$—	$20	$—	$15,118

Ending Balance: collectively evaluated for impairment	$103,417	$30,358	$13,932	$20,782	$40,747	$2,880	$3,346	$7,453	$222,915

Ending Balance: loans acquired at fair value	$7,644	$3,767	$563	$—	$259	$—	$25	$517	$12,775

Allowance for Credit Losses and Recorded Investment in Loans Receivable
For the year ended June 30, 2013
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$666	$477	$236	$1,915	$2,282	$3	$11	$24	$5,614
Charge offs	(254)	(165)	(68)	—	(457)	—	—	—	$(944)
Recoveries	34	75	63	660	4	—	—	3	$839
Provision	496	166	(16)	(1,289)	557	7	6	7	$(66)
Ending Balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443

Balance, Individually Evaluated	$-	$-	$7	$205	$120	$-	$-	$-	$332

Balance, Collectively Evaluated	$942	$553	$208	$1,081	$2,266	$10	$17	$34	$5,111

Financing receivables:

Ending Balance	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

Ending Balance: individually evaluated for impairment	$5,121	$535	$1,370	$9,951	$7,251	$—	$24	$—	$24,252

Ending Balance: collectively evaluated for impairment	$95,779	$30,406	$14,628	$22,355	$41,265	$2,200	$3,304	$5,816	$215,753

Ending Balance: loans acquired at fair value	$10,504	$4,758	$657	$—	$3,386	$—	$107	$1,299	$20,711

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

The following table illustrates certain disclosures required by ASC 310-10-50-29(b) at June 30, 2014 and 2013.

At June 30, 2014:

Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$104,266	$32,898	$9,210	$16,573	$29,539	$2,880	$1,591	$5,951	$202,908
Watch	6,067	913	4,531	3,867	9,001	—	723	2,019	27,121
Special mention	370	120	753	342	2,368	—	1,057	—	5,010
Substandard	3,783	738	504	2,863	7,861	—	20	—	15,769

Total:	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

At June 30, 2013:

Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$99,494	$34,506	$10,909	$16,900	$26,340	$2,200	$2,364	$5,691	$198,404
Watch	6,033	641	3,988	5,102	14,866	—	861	1,414	32,905
Special mention	756	17	388	353	3,343	—	186	—	5,043
Substandard	5,121	535	1,370	9,951	7,353	—	24	10	24,364

Total:	$111,404	$35,699	$16,655	$32,306	$51,902	$2,200	$3,435	$7,115	$260,716

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

At June 30, 2014:

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
		(In thousands)
One- to four-family mortgage – owner occupied	$1,590	$165	$440	$2,195	$112,291	$114,486
Consumer	175	119	7	301	34,368	34,669
One- to four-family mortgage - nonowner- occupied	304	809	60	1,173	13,825	14,998
Multi-family mortgage	342	—	1,200	1,542	22,103	23,645

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Nonresidential real estate mortgage – commercial and office buildings	161	75	829	1,065	47,704	48,769
Construction	—	—	—	—	2,880	2,880
Land	—	168	—	168	3,223	3,391
Commercial and agricultural	12	—	—	12	7,958	7,970
Total	$2,584	$1,336	$2,536	$6,456	$244,352	$250,808

At June 30, 2013:

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
		(In thousands)
One- to four-family mortgage – owner occupied	$1,748	$706	$889	$3,343	$108,061	$111,404
Consumer	202	68	8	278	35,421	35,699
One- to four-family mortgage - nonowner- occupied	54	388	—	442	16,213	16,655
Multi-family mortgage	110	—	2,263	2,373	29,933	32,306
Nonresidential real estate mortgage – commercial and office buildings	286	18	719	1,023	50,879	51,902
Construction	—	—	—	—	2,200	2,200
Land	—	—	—	—	3,435	3,435
Commercial and agricultural	7	—	—	7	7,108	7,115
Total	$2,407	$1,180	$3,879	$7,466	$253,250	$260,716

The following table illustrates certain disclosures required by ASC 310-10-50-15.

	Impaired Loans For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	—	—	—	5	164
Multi-family mortgage	—	—	—	56	2,535
Nonresidential real estate mortgage – commercial and office buildings	1,867	1,987	(120)	52	2,115
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and agricultural	—	—	—	—	—
Total	$1,867	$1,987	$(120)	$113	$4,814

	Impaired Loans For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$3,783	$4,380	$—	$65	$4,244
Consumer	634	1,163	—	25	591
One- to four-family mortgage - nonowner-occupied	504	617	—	25	874
Multi-family mortgage	2,863	4,602	—	202	4,365
Nonresidential real estate mortgage – commercial and office buildings	5,775	9,566	—	81	5,084
Construction	—	—	—	—	—
Land	19	28	—	—	24
Commercial and agricultural	—	8	—	—	1
Total	$13,578	$20,364	$—	$398	$15,183

	Impaired Loans For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Total:
One- to four-family mortgage – owner occupied	$3,783	$4,380	$—	$65	$4,244
Consumer	634	1,163	—	25	591
One- to four-family mortgage - nonowner-occupied	504	617	—	30	1,038
Multi-family mortgage	2,863	4,602	—	258	6,900
Nonresidential real estate mortgage – commercial and office buildings	7,642	11,553	(120)	133	7,199
Construction	—	—	—	—	—
Land	19	28	—	—	24
Commercial and agricultural	—	8	—	—	1
Total	$15,445	$22,351	$(120)	$511	$19,997

	Impaired Loans For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$—	$—	$—	$—	$20
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	334	341	(7)	21	405
Multi-family mortgage	3,283	3,488	(205)	103	3,775
Nonresidential real estate mortgage – commercial and office buildings	1,880	2,000	(120)	71	3,397
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and agricultural	—	—	—	—	—
Total	$5,497	$5,829	$(332)	$195	$7,597

	Impaired Loans For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$5,121	$5,876	$—	$65	$5,799
Consumer	535	1,116	—	26	521
One- to four-family mortgage - nonowner-occupied	1,029	1,114	—	26	657
Multi-family mortgage	6,463	8,570	—	219	7,855
Nonresidential real estate mortgage – commercial and office buildings	5,251	9,239	—	2,118	3,480
Construction	—	—	—	—	—
Land	24	45	—	27	26
Commercial and agricultural	—	7	—	195	120
Total	$18,423	$25,967	$—	$2,676	$18,458

	Impaired Loans For the year ended June 30, 2013
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Total:
One- to four-family mortgage – owner occupied	$5,121	$5,876	$—	$65	$5,819
Consumer	535	1,116	—	26	521
One- to four-family mortgage - nonowner-occupied	1,363	1,455	(7)	47	1,062
Multi-family mortgage	9,746	12,058	(205)	322	11,630
Nonresidential real estate mortgage – commercial and office buildings	7,131	11,239	(120)	2,189	6,877
Construction	—	—	—	—	—
Land	24	45	—	27	26
Commercial and agricultural	—	7	—	195	120
Total	$23,920	$31,796	$(332)	$2,871	$26,055

Impaired loans at June 30, 2014 include TDRs with a principal balance of $10.0 million and a recorded investment of $9.9 million. Impaired loans at June 30, 2013 include TDRs with a principal balance of $19.1 million and a recorded investment of $18.9 million. The Bank did not have any investments in subprime loans at June 30, 2014 or 2013.

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

The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Balance, June 30, 2012	$1,094
Accretion	225
Balance, June 30, 2013	$869
Accretion	70
Other adjustment	(8)
Balance, June 30, 2014	$807

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at:

	June 30,
	2014	2013
	(In thousands)
One- to four-family residential	$47	$71
Multi-family	400	401
Land	151	347
Allowance for losses on real estate owned	-	(201)
	$598	$618

NOTE 5 – PROPERTY AND EQUIPMENT

 Property and equipment is summarized as follows:

	June 30,
	(In thousands)
	2014	2013
Land and land improvements	$2,305	$2,080
Building and building improvements	5,978	5,774
Furniture and equipment	3,846	4,014
	12,129	11,868
Less: accumulated depreciation	5,014	5,194
	$7,115	$6,674

NOTE 6 – DEPOSITS

Deposits at June 30, 2014 and 2013 consist of the following:

	June 30, 2014		June 30, 2013
	(Dollars in thousands)
	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Demand deposit accounts	0.08%	$135,344	0.09%	$126,950
Savings	0.23%	98,927	0.21%	95,713
Money market deposit accounts	0.12%	31,102	0.17%	22,799
Total demand and passbook deposits		265,373		245,462

Certificates of deposit:
Less than 12 months	0.81%	90,082	0.41%	23,040
12 months to 24 months	0.81%	26,807	0.74%	78,422
24 months to 36 months	2.07%	9,644	1.45%	5,478
More than 36 months	1.57%	7,640	2.40%	26,638
Individual retirement accounts	1.40%	40,090	1.74%	42,203

Total certificates of deposit		174,263		175,781

Total deposit accounts		$439,636		$421,243

Interest expense on deposits is as follows:

	For the years ended June 30
	2014	2013
	(In thousands)
NOW and money market accounts	$308	$329
Savings	208	316
Certificates of deposit	1,916	2,531
	$2,432	$3,176

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $89,162,000 and $65,086,000 at June 30, 2014 and 2013, respectively. Individual deposits with denominations of more than $250,000 are not federally insured.

Total non-interest bearing deposits were $85,954,000 and $62,592,000 at June 30, 2014 and 2013, respectively. Municipal deposits totaled $114,270,000 and $90,141,000 at June 30, 2014 and 2013, respectively.

Maturities of certificate accounts are as follows:

	June 30, 2014	June 30, 2013
	(In thousands)
One year or less	$106,584	$87,349
1 – 2 years	36,365	57,690
2 – 3 years	19,675	13,674
3 – 4 years	8,119	11,183
4 – 5 years	3,226	5,598
Over 5 years	294	287
Totals	$174,263	$175,781

NOTE 7 – GOODWILL AND ACQUISITION INTANGIBLES

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

Intangible Assets

The Integra acquisition included a core deposit intangible asset of $1,400,000. Amortization expense for the years ended June 30, 2014 and 2013 totaled $143,000 and $180,000, respectively. Amortization of the core deposit intangible for future years is as follows (in thousands):

2015	118
2016	117
2017	117
2018	117
2019	78
$547

NOTE 8 – FAIR VALUES OF ASSETS AND LIABILITIES

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2014		2013
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$24,970	$24,970	$16,787	$16,787
Investment securities available for sale	39,965	39,965	32,013	32,013
Investment securities held to maturity	337	337	417	417
Mortgage-backed securities	179,017	179,017	170,117	170,117
Loans receivable and loans held for sale	244,522	245,150	254,995	253,472
Accrued interest receivable	1,634	1,634	1,636	1,636
Investment in FHLB stock	6,588	6,588	6,588	6,588

Financial liabilities:
Deposits	$439,636	$440,849	$421,243	$422,987
Accrued interest payable	25	25	29	29
FHLB advances	15,000	15,041	15,000	14,850
Off-balance sheet items	—	—	—	—

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

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)

June 30, 2014:
Mortgage-backed securities	$179,017	$—	$179,017	$—
Municipal bonds	37,815	—	37,815	—
U.S. Government agency bonds	1,992	—	1,992	—
Other equity securities	158	158	—	—
Mortgage servicing rights(1)	722	—	722	—
June 30, 2013:
Mortgage-backed securities	$170,117	$—	$170,117	$—
Municipal bonds	31,851	—	31,851	—
Other equity securities	162	162	—	—

(1)	During the fiscal year ended June 30, 2014, the Company changed its accounting method for mortgage servicing rights from the amortization method to the fair value measurement method, as permitted in accordance with FASB ASC 860-50, “Servicing Assets and Liabilities”. In accordance with ASC 860-50, the Company recorded an adjustment to retained earnings for the value of such servicing rights.

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2014:
Other real estate owned	$598	$—	$598	$—
Loans available for sale	138	—	138	—
Impaired loans	15,446	—	15,446	—
June 30, 2013:
Other real estate owned	$618	$—	$618	$—
Loans held for sale	417	—	417	—
Impaired loans	23,920	—	23,920	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2014:
Financial assets:
Cash and interest bearing deposits	$24,970	$24,970	$—	$—
Investment securities held to maturity	337	—	337	—
Loans receivable and loans held for sale	245,150	—	245,150	—
Accrued interest receivable	1,634	—	1,634	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	440,849	—	440,849	—
Accrued interest payable	25	—	25	—
FHLB advances	15,041	—	15,041	—
June 30, 2013:
Financial assets:
Cash and interest bearing deposits	$16,787	$16,787	$—	$—
Investment securities held to maturity	417	—	417	—
Loans receivable and loans held for sale	253,472	—	254,995	—
Accrued interest receivable	1,636	—	1,636	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	422,987	—	422,987	—
Accrued interest payable	29	—	29	—
FHLB advances	14,850	—	14,850	—

NOTE 9 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB held by the Bank and a blanket pledge agreement for qualifying first mortgage loans. The Bank had $15,000,000 in outstanding FHLB advances at June 30, 2014 and 2013. At June 30, 2014, the Bank had nine outstanding advances from the FHLB totaling $15,000,000 at interest rates ranging from 0.63% to 2.63%. At June 30, 2013, the Bank had six outstanding advances from the FHLB totaling $10,000,000 at interest rates ranging from 0.63% to 2.63% and had outstanding borrowings under a line of credit agreement with the FHLB totaling $5,000,000. The outstanding FHLB advances require monthly interest payments and mature at dates ranging from January 2015 through January 2022. The outstanding borrowings under the line of credit agreement as of June 30, 2013 were fully repaid in July 2013. The weighted average interest rate on outstanding FHLB advances as of June 30, 2014 is 1.64%. Maturities of FHLB advances and outstanding borrowings under the line of credit agreement are as follows (in thousands) for the year ended June 30,:

2015	$2,000
2016	1,000
2017	3,167
2018	2,000
2019	1,667
Thereafter	5,166
Total	$15,000

NOTE 10 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2014 and 2013 totaled $138,000 and $140,000, respectively.

ESOP

As of June 30, 2014 and 2013, the ESOP owned 237,893 and 274,307 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to the participants. Additionally, as of June 30, 2014, the Company had committed to release from suspense 14,381 shares. The Company recognized compensation expense of $390,000 and $227,000 during the years ended June 30, 2014 and 2013, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released. The fair value of the unearned ESOP shares approximated $2,776,000 at June 30, 2014.

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

Deferred Compensation

In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members. To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. During the year ended June 30, 2011, an additional insurance policy on a new director was purchased at a cost of $500,000. During the years ended June 30, 2014 and 2013, policies were increased to offset and recover existing benefit expenses. The cash surrender value of these policies was $16,927,000 and $13,228,000 at June 30, 2014 and 2013, respectively. The directors’ liability is accrued based on life expectancies, return on investment and a discount rate. For the officers, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as the beneficiary. Deferred compensation payments are funded by available assets in the secular trust. No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2015	$196,000
2016	196,000
2017	120,000
2018	120,000
2019	120,000
2020 and thereafter	278,000
$1,030,000

At June 30, 2014 and 2013, the Bank had accrued directors’ supplemental retirement expense of $1,174,000 and $1,221,000, respectively. Officers and directors supplemental retirement expense totaled $303,000 and $536,000 for the years ended June 30, 2014 and 2013, respectively.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. SERP expense totaled $6,000 for the years ended June 30, 2014 and 2013, respectively.

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

NOTE 11 – STOCK-BASED COMPENSATION

In November 2006, the Company adopted the United Community Bancorp 2006 Equity Incentive Plan (2006 Equity Incentive Plan) for the issuance of restricted stock, incentive stock options and non-statutory stock options to employees, officers and directors of the Company. The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the Equity Incentive Plan was 381,648, of which 272,606 were available to be issued in connection with the exercise of stock options and 109,042 were available to be issued as restricted stock. In December 2006, the Board of Directors of the Company authorized the funding of a trust that purchased 109,042 shares of the Company’s outstanding common stock to be used to fund restricted stock awards granted under the 2006 Equity Incentive Plan.

In February 2014, the Company adopted the United Community Bancorp 2014 Equity Incentive Plan (2014 Equity Incentive Plan) for the issuance of restricted stock, incentive stock options and non-statutory stock options to employees, officers and directors of the Company. The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the Equity Incentive Plan is 372,102, of which 275,099 are available to be issued in connection with the exercise of stock options and 97,003 are available to be issued in the form of restricted stock and performance shares. In 2004, the Board of Directors of the Company authorized the funding of a trust that purchased 97,003 shares of the Company’s outstanding common stock to be used to fund restricted stock awards granted under the 2014 Equity Incentive Plan.

In April 2014, the Company granted awards as follows:

	Number issued under the
Award Type	2006 Incentive Stock Plan	2014 Incentive Stock Plan	Total Awarded
Restricted share awards	13,310	65,260	78,570

Incentive stock options	36,802	128,258	165,060

Non-statutory stock options	-	57,771	57,771

	50,112	251,289	301,401

These awards vest at 20% annually from April 2015 through April 2019. As of June 30, 2014, all awards granted during the current year remained outstanding and unvested. Total recognized compensation expense for the year ended June 30, 2014 was $44,000. The unvested expense as of June 30, 2014 that will be recorded as expense in future periods is $1,265,000. The weighted average time over which this expense will be recorded will be recorded is 58 months. This expense has been calculated for stock options using the following assumptions: expected volatility of 14.22%, risk-free interest rate of 2.70%, expected term of ten years and expected dividend yield of 2.12%.

Of awards granted in December 2006, 126,523 incentive stock options and 101,101 non-statutory stock options are fully vested and remain outstanding as of June 30, 2014. There was no compensation expense recognized for the years ended June 30, 2014 and 2013, nor is there any remaining unvested expense as of June 30, 2014 that will be recorded as expense in future periods.

Information related to stock options for the years ended June 30, 2014 and 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at June 30, 2012	227,626	$17.54
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2013	227,626	17.54
Granted	222,831	11.33
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2014	450,457	14.47	6.1 years

Exercisable at June 30, 2014	227,626	17.54	2.5 years

Fair value of options		$2.75

A summary of the status of unvested stock options for the years ended June 30, 2014 and 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2013	—	—
Granted	222,831	1.88
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2014	222,831	1.88

Information related to restricted stock grants for the years ended June 30, 2014 and 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2012	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2013	—	—
Granted	78,570	11.33
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2014	78,570	11.33

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid (refunded) during the period for:
Income taxes, net	$670	$(102)
Interest	$2,660	$3,363

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$1,022	$(2,585)
Transfers of loans to other real estate owned	$323	$3,152
Beginning of period adjustment from transfer of mortgage servicing rights from amortized cost method to fair value method, net of tax	$44	$-

NOTE 13 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2014 and 2013 was $17,000 and $16,000, respectively.

Future minimum lease payments under these lease agreements are as follows for the fiscal years ended:

2015	$17,000
2016	17,000
2017	11,000
2018	3,000
2019	3,000
$51,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2014 and 2013 was $33,000 and $35,000, respectively.

Future minimum lease payments under these lease agreements are as follows for the fiscal years ended:

2015	$21,000
2016	10,000
2017	5,000
$36,000

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

At June 30, 2014 the Bank’s total commitment to extend credit at variable rates was $30,700,000. The amount of fixed-rate commitments was approximately $711,000 at June 30, 2014. The fixed-rate loan commitments at June 30, 2014 have interest rates ranging from 3.25% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2014.

At June 30, 2013 the Bank’s total commitment to extend credit at variable rates was $24,285,000. The amount of fixed-rate commitments was approximately $6.2 million at June 30, 2013. The fixed-rate loan commitments at June 30, 2013 have interest rates ranging from 2.75% to 9.25%. In addition, the Bank had $112,000 of letters of credit outstanding at June 30, 2013.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $3,104,000 and $3,397,000 at June 30, 2014 and 2013, respectively. All loans were current at June 30, 2014 and 2013.

The activity in loans to executive officers, directors and their affiliated companies are as follows:

	For the year ended June 30,
	2014	2013
	(In thousands)
Beginning balance	$3,397	$3,481
New loans	160	380
Payments on loans	(453)	(464)
Ending balance	$3,104	$3,397

Deposits from officers and directors and affiliates totaled $1,472,000 and $1,376,000 at June 30, 2014 and 2013, respectively.

NOTE 15 – REGULATORY CAPITAL

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. In April 2014, the most recent regulatory notifications categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

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

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2014
Tier 1 capital to risk-weighted assets	$62,516	25.63%	$9,757	4%	$14,636	6%
Total capital to risk-weighted assets	65,595	26.89%	19,515	8%	24,394	10%
Tier 1 capital to adjusted total assets	62,516	11.88%	21,049	4%	26,311	5%
Tangible capital to adjusted total assets	62,516	11.88%	7,893	1.5%	NA	NA

June 30, 2013
Tier 1 capital to risk-weighted assets	$61,082	25.45%	$9,599	4%	$14,398	6%
Total capital to risk-weighted assets	64,112	26.72%	19,197	8%	23,997	10%
Tier 1 capital to adjusted total assets	61,082	12.07%	20,246	4%	25,307	5%
Tangible capital to adjusted total assets	61,082	12.07%	7,592	1.5%	NA	NA

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the parent company in payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As of June 30, 2014, the Bank has never paid dividends to the Company in excess of regulatory limits.

Reconciliation of GAAP equity to regulatory capital is as follows for the Bank:

	June 30,
	2014	2013
	(In thousands)
GAAP equity	$65,368	$62,907
Intangible assets, net	(3,069)	(3,212)
Unrealized (gain) loss on securities available for sale	1,060	2,077
Disallowed servicing rights (10%)	(72)	-
Disallowed deferred tax assets	(771)	(690)
Tier 1 capital	62,516	61,082
General allowance for loan losses	3,079	3,030
Tangible capital	$65,595	$64,112

NOTE 16 – INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	For the year ended June 30,
	2014	2013
	(In thousands)
Current tax expense:
Federal	$256	$649
State	74	127
	330	776

Deferred tax expense (benefit):
Federal	295	131
State	34	22
	329	153
	$659	$929

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2014 and 2013 are as follows:

	June 30,
	2014	2013
	(In thousands)
Deferred tax assets arising from:
Loan loss allowance	$2,098	$2,092
Reserve for loss on real estate owned	77	77
Vacation and bonus accrual	181	195
Supplemental retirement	379	444
Stock-based compensation	153	140
Acquisition-related expenses	135	147
State depreciation differences	59	58
Yield adjustment for purchased loans	310	334
Nonaccrual interest	72	92
Reserve for loss on deposit accounts	-	35
AMT credit carryforward	391	408
Unrealized loss in market value of investments	698	1,339
Post-retirement health care benefits	49	49
Total deferred tax assets	4,602	5,410

Deferred tax liabilities arising from:
Mortgage servicing rights	(277)	(220)
Depreciation	(311)	(263)
Deferred loan fees	(430)	(394)
Amortization of intangible assets	(74)	(29)
Total deferred tax liabilities	(1,092)	(906)
Net deferred tax asset	$3,510	$4,504

The rate reconciliation is as follows:

	For the year ended June 30,
	2014	2013
	(In thousands)

Federal income taxes at statutory rate	$999	$1,189
State taxes, net of federal benefit	83	106
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on bank-owned life insurance	(174)	(136)
Tax exempt income	(263)	(229)
Other	14	(1)
	$659	$929

Retained earnings at June 30, 2014 and 2013, include approximately $749,000 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $255,000.

The Company accounts for uncertainty in tax positions under ASC 275-10-50-8. The Company had no unrecognized tax benefits as of June 30, 2014 and 2013. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2014 and 2013, and had no accrued interest and penalties on the balance sheet as of June 30, 2014 and 2013. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2010.

NOTE 17 – STOCK REPURCHASE PLAN

On February 3, 2014, the Company’s Board of Directors approved the repurchase of up to 514,956 shares of the Company’s outstanding common stock, which is approximately 10% of the Company’s outstanding shares as of February 3, 2014. Purchases will be conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of June 30, 2014, 189,722 shares have been repurchased at a total cost of $2,151,000.

NOTE 18 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of the Company (parent company only) as of June 30, 2014 and 2013, and the results of its operations and cash flows for the fiscal years ended June 30, 2014 and 2013 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2014 and 2013

	2014	2013
ASSETS
Cash and cash equivalents	$5,174	$7,170
Securities available for sale – at estimated market value	158	162
Accrued interest receivable	67	80
Deferred income taxes	411	420
Prepaid expenses and other assets	2,820	3,170
Investment in United Community Bank	65,368	62,907
	$73,998	$73,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	1,068	366
Stockholders’ equity	72,930	73,543
	$73,998	$73,909

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2014 and 2013

	2014	2013
Interest income:
ESOP loan	$147	$147
Securities	8	8
Other income:
Equity in earnings of United Community Bank	2,480	2,722
Net revenue	2,635	2,877

Operating expenses:
Other operating expenses	451	374
Income before income taxes	2,184	2,503
Income tax benefit	(96)	(64)
Net income	$2,280	$2,567

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2014 and 2013

	2014	2013
Operating activities:
Net income	$2,280	$2,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of United Community Bank	(2,480)	(2,722)
Shares committed to be released	390	227
Stock-based compensation	44	-
Deferred income taxes	17	14
Effects of change in assets and liabilities	1,066	(1,730)
	1,317	(1,644)
Investing activities:
Cash contributed to United Community Bank	-	(12,987)
Dividends received from United Community Bank	1,080	157
	1,080	(12,830)

Financing activities:
Proceeds from stock conversion	-	22,910
Cash contributed by United Community MHC	-	612
Common stock acquired by ESOP	-	(1,551)
Repurchases of common stock	(2,151)	-
Purchase of common shares for stock plans	(1,128)	-
Dividends paid to stockholders	(1,114)	(2,356)
	(4,393)	19,615

Net increase (decrease) in cash and cash equivalents	(1,996)	5,141
Cash and cash equivalents at beginning of year	7,170	2,029
Cash and cash equivalents at end of year	$5,174	$7,170

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2014 and 2013:

	For the year ended June 30, 2014
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$3,679	$3,752	$3,768	$3,759
Interest expense	648	622	638	748
Net interest income	3,031	3,130	3,130	3,011
Provision for (recovery of) loan losses	160	75	75	(442)
Net interest income after provision for (recovery of) loan losses	2,871	3,055	3,055	3,453
Other income	747	887	1,011	1,052
Other expense	3,244	3,206	3,294	3,448
Income before income taxes	374	736	772	1,057
Provision for income taxes	21	153	190	295
Net income	$353	$583	$582	$762

	For the year ended June 30, 2013
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$3,712	$3,847	$4,103	$4,225
Interest expense	712	747	889	1,003
Net interest income	3,000	3,100	3,214	3,222
Provision for loan losses	(651)	110	225	250
Net interest income after provision for loan losses	3,651	2,990	2,989	2,972
Other income	1,106	949	1,367	1,067
Other expense	3,381	3,427	3,370	3,417
Income before income taxes	1,376	512	986	622
Provision for income taxes	406	105	290	128
Net income	$970	$407	$696	$494

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from 2014 fiscal year end.

Section 16(a) Beneficial Ownership Reporting Compliance

The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference..

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s officers, directors and employees. For information concerning the Company’s code of ethics, the information contained under the section captioned “Code of Ethics and Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the code of ethics is available, without charge, upon written request to c/o Corporate Secretary, 92 Walnut Street, Lawrenceburg, Indiana 47025.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters – Audit Committee” in the Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections titled “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement Equity Compensation Plans.

Equity Compensation Plans

The Company has adopted the 2006 Equity Incentive Plan and 2014 Equity Incentive Plan, pursuant to which equity may be awarded to participants. The plans were approved by stockholders. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2014.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	780,316	$11.53	128,773
Equity compensation plans not approved by security holders	-	-	-
Total	780,316	$11.53	128,773

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections titled “Policies and Procedures for Approval of Related Persons Transactions,” and, “Transactions with Related Persons” in the Proxy Statement.

Director Independence

The information related to director independence required by this item is incorporated herein by reference to the section titled “Corporate Governance and Board Matters – Director Independence” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 2 – Ratification of Independent Registered Public Accountants,” and, “Audit Related Matters,” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2014 and 2013

Consolidated Statements of Income for the Years Ended June 30, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended June 30, 2014 and 2013

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of United Community Bancorp (1)

3.2	Bylaws of United Community Bancorp (1)

4.1	Specimen Stock Certificate of United Community Bancorp (1)

10.1	Amended and Restated United Community Bank Employee Severance Compensation Plan*(1)

10.2	Amended and Restated United Community Bank Supplemental Executive Retirement Plan*(1)

10.3	Amended and Restated Employment Agreement between United Community Bancorp and Certain Executive Officers*(1)

10.4	Employment Agreement between United Community Bank and Certain Executive Officers*(1)

10.5	United Community Bank Directors Retirement Plan*(1)

10.6	First Amendment to the United Community Bank Directors’ Retirement Plan (1)

10.7	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto*(1)

No.	Description
10.8	First Amendment to the United Community Bank Executive Supplemental Retirement Income Agreement (1)

10.9	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements*(1)

10.10	United Community Bancorp 2006 Equity Incentive Plan (1)

18.1	Preferability letter of independent registered public accounting firm regarding change in the method of accounting for mortgage servicing rights

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	The following materials from United Community Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2014 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

_________________

*	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on March 15, 2011 (File No. 333-172827).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 26, 2014	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Elmer G. McLaughlin	September 26, 2014
Elmer G. McLaughlin
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Vicki A. March	September 26, 2014
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Ralph B. Sprecher	September 26, 2014
Ralph B. Sprecher
Chairman of the Board

/s/ Robert J. Ewbank	September 26, 2014
Robert J. Ewbank
Director

/s/ Jerry W. Hacker	September 26, 2014
Jerry W. Hacker
Director

/s/ George M. Seitz	September 26, 2014
George M. Seitz
Director

/s/ Eugene B. Seitz	September 26, 2014
Eugene B. Seitz
Director

/s/ Richard C. Strzynski	September 26, 2014
Richard C. Strzynski
Director

/s/ James D. Humphrey	September 26, 2014
James D. Humphrey
Director

/s/ William F. Ritzmann	September 26, 2014
William F. Ritzmann
Director

