Form 10-Q
period 2014-09-30
United Community Bancorp
filed 2014-11-14
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

87

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

Yes ☐ No ☒

As of November 12, 2014, there were 4,658,831 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(In thousands, except share amounts)	September 30, 2014	June 30, 2014
Assets

Cash and due from banks	$2,494	$5,265
Interest-earning deposits in other financial institutions	36,881	19,705
Cash and cash equivalents	39,375	24,970

Investment securities:
Securities available for sale - at estimated market value	40,954	39,965
Securities held to maturity - at amortized cost	13,142	337
Mortgage-backed securities available for sale - at estimated market value	141,879	179,017
Investment securities	195,975	219,319

Loans receivable, net	245,961	244,384
Loans available for sale	98	138

Property and equipment, net	7,134	7,115
Federal Home Loan Bank stock, at cost	6,588	6,588
Accrued interest receivable:
Loans	845	806
Investments and mortgage-backed securities	795	828
Other real estate owned, net	705	598
Cash surrender value of life insurance policies	17,062	16,927
Deferred income taxes	3,507	3,510
Prepaid expenses and other assets	1,759	2,213
Goodwill	2,522	2,522
Intangible asset	517	547
Total assets	$522,843	$530,465

Liabilities and Stockholders' Equity

Deposits	$434,523	$439,636
Advances from FHLB	15,000	15,000
Accrued interest on deposits	16	14
Accrued interest on FHLB advance	11	11
Advances from borrowers for payment of insurance and taxes	373	228
Accrued expenses and other liabilities	2,629	2,646
Total liabilities	452,552	457,535

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at September 30, 2014 and June 30, 2014; 4,702,219 and 4,959,842 shares outstanding at September 30, 2014 and June 30, 2014, respectively	51	51
Additional paid-in capital	51,104	51,044
Retained earnings	28,770	28,581
Less shares purchased for stock plans	(3,413)	(3,504)
Treasury Stock, at cost - 447,345 and 189,722 shares at September 30, 2014 and June 30, 2014, respectively	(5,206)	(2,151)
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(1,015)	(1,091)

Total stockholders' equity	70,291	72,930

Total liabilities and stockholders' equity	$522,843	$530,465

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the Three Months Ended
	September 30,
(In thousands, except per share data)	2014	2013

Interest income:
Loans	$2,849	$3,097
Investments and mortgage-backed securities	912	662
Total interest income	3,761	3,759
Interest expense:
Deposits	614	705
Borrowed funds	63	43
Total interest expense	677	748

Net interest income	3,084	3,011

Provision for (recovery of) loan losses	9	(442)

Net interest income after provision for (recovery of) loan losses	3,075	3,453

Other income:
Service charges	671	651
Gain on sale of loans	27	87
Loss on sale of investments	(21)	-
Gain (loss) on sale of other real estate owned	19	(1)
Gain on sale of fixed assets	-	136
Income from bank owned life insurance	134	108
Other	54	71
Total other income	884	1,052

Other expense:
Compensation and employee benefits	1,816	1,803
Premises and occupancy expense	339	304
Deposit insurance premium	99	97
Advertising expense	102	106
Data processing expense	339	406
Provision for loss on real estate owned	-	1
Intangible amortization	30	39
Professional fees	314	289
Other operating expenses	367	403
Total other expense	3,406	3,448

Income before income taxes	553	1,057

Income tax provision	74	295

Net income	$479	$762

Basic and diluted earnings per share	$0.10	$0.16

See accompanying notes to the consolidated financial statements.

2

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended
	September 30,
	2014	2013

Net income	$479	$762

Other comprehensive income (loss), net of tax Unrealized gain (loss) on securities available for sale	63	(735)

Reclassification adjustment for losses on securities available for sale included in income	13	-

Total comprehensive income	$555	$27

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
(In thousands)	2014	2013

Operating activities:
Net income	$479	$762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110	103
Recovery of loan losses	9	(442)
Deferred loan origination costs	(18)	(5)
Amortization of premium on investments	778	1,048
Proceeds from sale of loans	1,003	7,639
Loans disbursed for sale in the secondary market	(936)	(7,218)
Gain on sale of loans	(27)	(87)
Amortization of intangible asset	30	39
Amortization of acquisition-related loan yield adjustment	(60)	162
Amortization of acquisition-related credit risk adjustment	-	(257)
Gain on sale of investment securities	21	-
Gain on sale of fixed assets	-	(136)
Provision for loss on real estate owned	-	1
Loss (gain) on sale of other real estate owned	(19)	1
Increase in cash surrender value of life insurance	(134)	(108)
Stock-based compensation	60	-
ESOP shares committed to be released	91	74
Deferred income taxes	(47)	(63)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(6)	(123)
Prepaid expenses and other assets	454	278
Accrued interest	2	(4)
Accrued expenses and other	(18)	293

Net cash provided by operating activities	1,772	1,957

Investing activities:
Proceeds from sale of available for sale investment securities	-	45
Proceeds from maturity of held to maturity securities	26	24
Proceeds from repayment of mortgage-backed securities
available for sale	9,391	11,155
Proceeds from sale of mortgage-backed securities available for sale	26,834	-
Proceeds from sale of fixed assets	-	425
Proceeds from sale of other real estate owned	53	3
Purchases of available for sale investment securities	(791)	(1,534)
Purchases of held to maturity investment securities	(12,834)	-
Purchases of mortgage-backed securities available for sale	-	(18,226)
Net (increase) decrease in loans	(1,649)	7,918
Capital expenditures	(129)	(303)

Net cash provided by (used in) investing activities	20,946	(493)

Financing activities:
Net increase (decrease) in deposits	(5,113)	3,588
Repayments of Federal Home Loan Bank advances	-	(5,000)
Dividends paid to stockholders	(290)	(309)
Repurchases of common stock	(3,055)	-
Net increase in advances from borrowers for payment of insurance and taxes	145	109

Net cash used in financing activities	(8,313)	(1,612)

Net increase (decrease) in cash and cash equivalents	14,405	(148)

Cash and cash equivalents at beginning of period	24,970	16,787

Cash and cash equivalents at end of period	$39,375	$16,639

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. These financial statements should be read in conjunction the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2014.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.           EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of September 30, 2014 and June 30, 2014, the ESOP owned 237,893 shares of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For each of the three months ended September 30, 2014 and 2013, outstanding options to purchase 227,626 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended
	September 30,
	2014	2013

Basic weighted average outstanding shares	4,583,593	4,875,257
Effect of dilutive stock options	—	—
Diluted weighted average outstanding shares	4,583,593	4,875,257

4.          STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $60,000 and $-0- for the three months ended September 30, 2014 and 2013, respectively. No stock-based compensation awards were granted during the three months ended September 30, 2014 and 2013.

5.          DIVIDENDS – On July 24, 2014, the Board of Directors of the Company declared a cash dividend on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividend, totaling $290,000, was paid during the three months ended September 30, 2014.

6.          STOCK REPURCHASE PLAN – On February 3, 2014 the Company’s board of directors approved the repurchase of up to 514,956 shares of the Company’s outstanding common stock, which represented approximately 10% of the Company’s outstanding shares at that date. Purchases will be conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of September 30, 2014, 447,345 shares have been repurchased at a total cost of $5.2 million. Of these shares, 257,623 were repurchased during the three months ended September 30, 2014 at a total cost of $3.1 million.

7.          SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$-	$362
Interest	$675	$752

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gain (loss) on securities designated as available for sale, net of tax	$76	$(735)
Transfers of loans to other real estate owned	$141	$-
Beginning of period adjustment from transfer of mortgage servicing rights from amortized cost method to fair value method, net of tax	$-	$45

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

The estimated fair values of the Company’s financial instruments at September 30, 2014 and June 30, 2014 are as follows:

	September 30, 2014		June 30, 2014
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$39,375	$39,375	$24,970	$24,970
Investment securities available for sale	40,954	40,954	39,965	39,965
Investment securities held to maturity	13,142	13,121	337	337
Mortgage-backed securities	141,879	141,879	179,017	179,017
Loans receivable and loans receivable held for sale	246,059	246,868	244,522	245,150
Accrued interest receivable	1,640	1,640	1,634	1,634
Investment in FHLB stock	6,588	6,588	6,588	6,588

Financial liabilities:
Deposits	434,523	435,541	439,636	440,849
Accrued interest payable	27	27	25	25
FHLB advance	15,000	14,983	15,000	15,041

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
September 30, 2014:
Mortgage-backed securities	$141,879	$—	$141,879	$—
Municipal bonds	38,769	—	38,769	—
U.S. Government Agency Bonds	1,987	—	1,987	—
Other equity securities	198	198	—	—
Mortgage servicing rights	668	—	668	—

June 30, 2014:
Mortgage-backed securities	$179,017	$—	$179,017	$—
Municipal bonds	37,815	—	37,815	—
U.S. Government Agency Bonds	1,992	—	1,992	—
Other equity securities	158	158	—	—
Mortgage servicing rights	722	—	722	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
September 30, 2014:
Other real estate owned	$705	$—	$705	$—
Loans held for sale	98	—	98	—
Impaired loans	13,448	—	13,448	—

June 30, 2014:
Other real estate owned	$598	$—	$598	$—
Loans held for sale	138	—	138	—
Impaired loans	15,445	—	15,445	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2014:
Financial assets:
Cash and interest bearing deposits	$39,375	$39,375	$—	$—
Investment securities held to maturity	13,121	—	13,121	—
Loans receivable and loans held for sale	246,868	—	246,868	—
Accrued interest receivable	1,640	—	1,640	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	435,541	—	435,523	—
Accrued interest payable	27	—	27	—
FHLB advances	14,983	—	14,983	—

June 30, 2014:
Financial assets:
Cash and interest bearing deposits	$24,970	$24,970	$—	$—
Investment securities held to maturity	337	—	337	—
Loans receivable and loans held for sale	245,150	—	245,150	—
Accrued interest receivable	1,634	—	1,634	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	440,849	—	440,849	—
Accrued interest payable	25	—	25	—
FHLB advances	15,041	—	15,041	—

9.          INVESTMENT SECURITIES

Investment securities available for sale at September 30, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$143,577	$200	$1,898	$141,879
Municipal bonds	38,711	571	513	38,769
U.S. Government Agency Bonds	2,000	-	13	1,987
Other equity securities	210	—	12	198
	$184,498	$771	$2,436	$182,833

Investment securities held to maturity at September 30, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$13,142	$18	$39	$13,121

Investment securities available for sale at June 30, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$180,563	$501	$2,047	$179,017
Municipal bonds	38,000	479	664	37,815
U.S. Government Agency Bonds	2,000	—	8	1,992
Other equity securities	210	—	52	158
	$220,773	$980	$2,771	$218,982

Investment securities held to maturity at June 30, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$337	$—	$—	$337

The mortgage-backed securities, callable bonds and municipal bonds have the following maturities at September 30, 2014:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$-	$-	$87	$88
Due or callable in 1 - 5 years	124,540	123,046	224	235
Due or callable in 5 - 10 years	49,406	49,166	5,083	5,054
Due or callable in greater than 10 years	10,342	10,423	7,748	7,744
Total debt securities	$184,288	$182,635	$13,142	$13,121

All other securities available for sale at September 30, 2014 are saleable within one year.

Gross proceeds on the sale of investment and mortgage-backed securities were $26.8 million and $45,000 for the three months ended September 30, 2014 and 2013, respectively. Gross realized gains for the three months ended September 30, 2014 and 2013 were $249,000 and $-0-, respectively. Gross realized losses for the three months ended September 30, 2014 and 2013 were $270,000 and $-0-, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2014:

	Less than 12 months			12 months or longer			Total
	Fair Value		Unrealized Losses	Fair Value		Unrealized Losses	Fair Value		Unrealized Losses
	(In thousands)
Mortgage-backed securities	$27,160		$186	$80,327		$1,712	$107,487		$1,898
Municipal bonds	10,197		59	17,424		493	27,621		552
U.S. Government agency bonds	1,987		13	-		-	1,987		13
Other equity securities	-		-	198		12	198		12
	$39,344		$258	$97,949		$2,217	$137,293		$2,475
Number of investments		31			65			96

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the three months ended September 30, 2014:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2014	$547	$2,522
Amortization	(30)	-
Balance at September 30, 2014	$517	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of September 30, 2014:

October 1, 2014 through June 30, 2015	$88
2016	117
2017	117
2018	117
2019	78
$517

11.         DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three months ended September 30, 2014 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2014:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459
Charge offs	(12)	(23)	(3)	-	-	-	-	-	(38)
Recoveries	57	24	51	-	1	-	-	1	134
Provision (credit)	84	(1)	(87)	(37)	46	2	1	1	9
Ending Balance:	$1,325	$564	$162	$892	$2,555	$7	$20	$39	$5,564
Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120
Balance, Collectively Evaluated	$1,325	$564	$162	$892	$2,435	$7	$20	$39	$5,444

Financing receivables:
Ending balance	$117,870	$34,657	$14,428	$22,304	$47,882	$3,590	$3,581	$8,305	$252,617

Ending Balance: individually evaluated for impairment	$3,532	$535	$196	$1,656	$7,190	$-	$19	$-	$13,128

Ending Balance: collectively evaluated for impairment	$106,902	$30,518	$13,764	$20,648	$40,520	$3,590	$3,537	$7,808	$227,287

Ending Balance: loans acquired with deteriorated credit quality	$7,436	$3,604	$468	$-	$172	$-	$25	$497	$12,202

For the year ended June 30, 2014 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(554)	(159)	(52)	(430)	(30)	-	(15)	(4)	(1,244)
Recoveries	436	133	3	644	29	-	24	3	1,272
Other adjustment	8	4	-	-	108	-	-	-	120
Provision (credit)	364	33	35	(571)	15	(5)	(7)	4	(132)
Ending Balance:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459
Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120
Balance, Collectively Evaluated	$1,196	$564	$201	$929	$2,388	$5	$19	$37	$5,339

Financing receivables:
Ending balance	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

Ending Balance: individually evaluated for impairment	$3,425	$544	$503	$2,863	$7,763	$-	$20	$-	$15,118

Ending Balance: collectively evaluated for impairment	$103,417	$30,358	$13,932	$20,782	$40,747	$2,880	$3,346	$7,453	$222,915

Ending Balance: loans acquired with deteriorated credit quality	$7,644	$3,767	$563	$-	$259	$-	$25	$517	$12,775

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

Credit Risk Profile by Internally Assigned Grade
At September 30, 2014
(in thousands)
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$107,452	$32,683	$8,097	$16,183	$29,079	$3,590	$1,768	$6,494	$205,346
Watch	6,098	983	4,683	4,127	9,265	—	737	1,803	27,696
Special mention	415	368	1,063	338	2,250	—	1,057	5	5,496
Substandard	3,905	623	585	1,656	7,288	—	19	3	14,079
Total:	$117,870	$34,657	$14,428	$22,304	$47,882	$3,590	$3,581	$8,305	$252,617

Credit Risk Profile by Internally Assigned Grade
At June 30, 2014
(in thousands)
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$104,266	$32,898	$9,210	$16,573	$29,539	$2,880	$1,591	$5,951	$202,908
Watch	6,067	913	4,531	3,867	9,001	—	723	2,019	27,121
Special mention	370	120	753	342	2,368	—	1,057	—	5,010
Substandard	3,783	738	504	2,863	7,861	—	20	—	15,769
Total:	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable
At September 30, 2014
(in thousands)
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,751	$319	$671	$2,741	$115,129	$117,870
Consumer	189	145	4	338	34,319	34,657
One- to Four- Family Non-Owner Occupied Mortgage	729	440	10	1,179	13,249	14,428
Multi-family Residential Real Estate Mortgage	213	-	-	213	22,091	22,304
Non-Residential Real Estate	73	-	819	892	46,990	47,882
Construction	-	-	-	-	3,590	3,590
Land	-	-	-	-	3,581	3,581
Commercial and Agricultural	-	5	-	5	8,300	8,305
Total	$2,955	$909	$1,504	$5,368	$247,249	$252,617

Age Analysis of Past Due Loans Receivable
At June 30, 2014
(in thousands)
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,590	$165	$440	$2,195	$112,291	$114,486
Consumer	175	119	7	301	34,368	34,669
One- to Four- Family Non-Owner-Occupied Mortgage	304	809	60	1,173	13,825	14,998
Multi-family Residential Real Estate Mortgage	342	—	1,200	1,542	22,103	23,645
Nonresidential Real Estate	161	75	829	1,065	47,704	48,769
Construction	—	—	—	—	2,880	2,880
Land	—	168	—	168	3,223	3,391
Commercial and Agricultural	12	—	—	12	7,958	7,970
Total	$2,584	$1,336	$2,536	$6,456	$244.352	$250,808

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans
For the three months ended September 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
(in thousands)
With an allowance recorded:
One- to Four- Family - Owner-Occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	—	—	—	—	—
Multi-family Residential Real Estate Mortgage	—	—	—	—	—
Nonresidential Real Estate	1,867	1,987	(120)	29	1,867
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$1,867	$1,987	$(120)	$29	$1,867

Impaired Loans
				For the three months ended September 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Without an allowance recorded:
One- to Four- Family - Owner-Occupied	$3,885	$4,411	$—	$13	$3,834
Consumer	622	1,138	—	3	628
One- to Four- Family Non-Owner Occupied Mortgage	196	196	—	—	350
Multi-family Residential Real Estate Mortgage	1,656	2,990	—	27	2,260
Nonresidential Real Estate	5,203	8,804	—	10	5,489
Construction	—	—	—	—	—
Land	19	27	—	—	19
Commercial and Agricultural	—	4	—	—	—
Total	$11,581	$17,570	$—	$53	$12,580

Impaired Loans
				For the three months ended September 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
One- to Four- Family - Owner-Occupied	$3,885	$4,411	$—	$13	$3,834
Consumer	622	1,138	—	3	628
One- to Four- Family Non-Owner Occupied Mortgage	196	196	—	—	350
Multi-family Residential Real Estate Mortgage	1,656	2,990	—	27	2,260
Nonresidential Real Estate	7,070	10,791	(120)	39	7,356
Construction	—	—	—	—	—
Land	19	27	—	—	19
Commercial and Agricultural	—	4	—	—	—
Total	$13,448	$19,557	$(120)	$82	$14,447

Impaired Loans
				For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With an allowance recorded:

One- to Four- Family - Owner-Occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	—	—	—	5	164
Multi-family Residential Real Estate Mortgage	—	—	—	56	2,535
Nonresidential Real Estate	1,867	1,987	(120)	52	2,115
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$1,867	$1,987	$(120)	$113	$4,814

Impaired Loans
				For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Without an allowance recorded:
One- to Four- Family - Owner-Occupied	$3,783	$4,380	$—	$65	$4,244
Consumer	634	1,163	—	25	591
One- to Four- Family Non-Owner Occupied Mortgage	504	617	—	25	874
Multi-family Residential Real Estate Mortgage	2,863	4,602	—	202	4,365
Nonresidential Real Estate	5,775	9,566	—	81	5,084
Construction	—	—	—	—	—
Land	19	28	—	—	24
Commercial and Agricultural	—	8	—	—	1
Total	$13,578	$20,364	$—	$398	$15,183

Impaired Loans
				For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
One- to Four- Family - Owner-Occupied	$3,783	$4,380	$—	$65	$4,244
Consumer	634	1,163	—	25	591
One- to Four- Family Non-Owner Occupied Mortgage	504	617	—	30	1,038
Multi-family Residential Real Estate Mortgage	2,863	4,602	—	258	6,900
Nonresidential Real Estate	7,642	11,553	(120)	133	7,199
Construction	—	—	—	—	—
Land	19	28	—	—	24
Commercial and Agricultural	—	8	—	—	1
Total	$15,445	$22,351	$(120)	$511	$19,997

The Bank did not have any investments in subprime loans at September 30, 2014. Impaired loans at September 30, 2014 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $8.1 million and a recorded investment of $8.0 million. See Note 12 for a discussion on TDRs.

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

The following tables summarize TDRs by loan type and accrual status.

	At September 30, 2014
	Loan Status
(In thousands)	Accrual	Nonaccrual	Total Unpaid Principal Balance	Related Allowance	Recorded Investment	Number of Loans	Average Recorded Investment
One- to Four-Family residential real estate	$744	$1,528	$2,272	$-	$2,272	19	$2,386
Multi-family residential real estate	1,656	-	1,656	-	1,656	6	2,260
Nonresidential real estate	2,728	1,439	4,167	120	4,047	8	4,287
Total	$5,128	$2,967	$8,095	$120	$7,975	33	$8,933

	At June 30, 2014
	Loan Status
(In thousands)	Accrual	Nonaccrual	Total Unpaid Principal Balance	Related Allowance	Recorded Investment	Number of Loans	Average Recorded Investment
One- to Four-Family residential real estate	$947	$1,552	$2,499	$—	$2,499	21	$3,382
Multi-family residential real estate	1,663	1,200	2,863	—	2,863	7	5,607
Nonresidential real estate	3,008	1,639	4,647	120	4,527	11	5,404
Total	$5,618	$4,391	$10,009	$120	$9,889	39	$14,393

Interest income recognized on TDRs is as follows:

	For the three months ended September 30,
	2014	2013

One-to-Four Family residential real estate	$6	$20
Multi-family residential real estate	27	82
Nonresidential real estate	39	39
Construction	-	-
Commercial	-	-
Consumer	-	-
Total	$72	$141

At September 30, 2014, the Bank had 33 loans totaling $8.1 million that were reported as TDRs, and had established an allowance for losses on these loans of $120,000. With respect to the $8.1 million in TDRs, the Bank charged-off $4.7 million with respect to these loans at the time of restructuring into the Note A/B split note format. At June 30, 2014, the Bank had 39 loans totaling $10.0 million that were reported as TDRs, and had an allowance for losses on these loans of $120,000. With respect to the $10.0 million in TDRs, the Bank charged-off $4.9 million with respect to these loans at the time these loans were restructured into the Note A/B split note format. At September 30, 2014, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at September 30, 2014 and June 30, 2014 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Six of these loans, having an aggregate carrying value of $5.5 million at September 30, 2014, also have balloon payments due at the end of their lowered interest rate period. At September 30, 2014, there were 23 loans having an aggregate carrying value of $5.8 million with required principal and interest payments and three loans with required interest only payments. At June 30, 2014, there were 27 loans having an aggregate carrying value of $7.7 million with required principal and interest payments and three loans with required interest only payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2014
	Recorded Investment	Number of Loans
(Dollar amounts in thousands)

Beginning balance	$9,889	39
Additions to TDR	-	-
Charge-offs	-	-
Removal of TDRs(1)	(1,844)	(6)
Payments	(70)	-
Ending balance	$7,975	33

(1) The removal of these loans from TDR was due to payoffs of loans and loans eligible for TDR removal during the three months ended September 30, 2014.

13.         EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2014, which is available through the SEC’s website at www.sec.gov and in other reports filed by the Company. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: the allowance for loan losses and the valuation of deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; and the value of collateral. Inherent loss factors based upon environmental and other economic factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see Notes 1 and 4 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2014.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of September 30, 2014 and June 30, 2014. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended September 30, 2014 and 2013, and had no accrued interest and penalties on the balance sheet as of September 30, 2014 and June 30, 2014. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2010.

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

Balance Sheet Analysis

Total assets were $522.8 million at September 30, 2014, compared to $530.5 million at June 30, 2014. A $23.3 million decrease in investment securities was partially offset by a $14.4 million increase in cash and cash equivalents. The sale of mortgage-backed securities generated cash proceeds of $26.8 million, with $12.8 million redeployed for the purchase of held to maturity investment securities.

Total liabilities decreased $4.9 million from $457.5 million at June 30, 2014 to $452.6 million at September 30, 2014 due to a $5.1 million decrease in deposits during the current year quarter, primarily as a result of a decrease in municipal deposits.

Total stockholders’ equity decreased $2.6 million from $72.9 million at June 30, 2014 to $70.3 million at September 30, 2014. The decrease is primarily due to the repurchase of 257,623 shares of Company common stock at an aggregate purchase price of $3.1 million during the current quarter, partially offset by net income of $479,000 for the current quarter.

Loans. At September 30, 2014, one- to four- family residential loans totaled $132.3 million, or 52.4% of total gross loans, compared to $129.5 million, or 51.6% of total gross loans, at June 30, 2014.

Multi-family and nonresidential real estate loans totaled $70.2 million and represented 27.8% of total loans at September 30, 2014, compared to $72.4 million, or 28.9% of total loans, at June 30, 2014.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2014		At June 30, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$132,298	52.4%	$129,484	51.6%
Multi-family	22,304	8.8	23,645	9.4
Construction	3,590	1.4	2,880	1.1
Nonresidential real estate	47,882	19.0	48,769	19.5
Land	3,581	1.4	3,391	1.4
Commercial business	4,610	1.8	4,514	1.8
Agricultural	3,695	1.5	3,456	1.4
Consumer:
Home equity	30,798	12.2	30,804	12.3
Auto	1,586	0.6	1,516	0.6
Share loans	973	0.4	1,088	0.4
Other	1,300	0.5	1,261	0.5
Total consumer loans	34,657	13.7	34,669	13.8
Total loans	$252,617	100.0%	$250,808	100.0%

Less (plus):
Deferred loan costs, net	(1,136)		(1,118)
Undisbursed portion of loans in process	2,228		2,083
Allowance for loan losses	5,564		5,459
Loans, net	$245,961		$244,384

Loan Maturity

The following table sets forth certain information at September 30, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,222	$31,835	$92,241	$132,298
Multi-family real estate	1,505	3,902	16,897	22,304
Construction	99	-	3,491	3,590
Nonresidential real estate	2,721	19,555	25,606	47,882
Land	83	2,607	891	3,581
Commercial	1,060	2,386	1,164	4,610
Agricultural	317	2,905	473	3,695
Consumer	1,577	3,264	29,816	34,657
Total	$15,584	$66,454	$170,579	$252,617

The following table sets forth the dollar amount of all loans at September 30, 2014 due after September 30, 2015 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$41,439	$82,637	$124,076
Multi-family real estate	8,816	11,983	20,799
Construction	3,103	388	3,491
Nonresidential real estate	10,638	34,523	45,161
Land	1,835	1,663	3,498
Commercial	1,660	1,890	3,550
Agricultural	775	2,603	3,378
Consumer	2,096	30,984	33,080
Total	$70,362	$166,671	$237,033

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Total loans at beginning of period	$250,808	$260,716
Loans originated (1):
One- to four-family residential real estate	8,766	5,455
Multi-family residential real estate	-	-
Construction	1,650	-
Nonresidential real estate	1,113	512
Land	217	26
Commercial business	871	17
Consumer	648	554

Total loans originated	13,265	6,564
Deduct:
Loan principal repayments	10,520	5,460
Loans originated for sale	936	7,218

Net loan activity	1,809	(6,114)
Total loans at end of period	$252,617	$254,602

(1)         Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Overview. Net income decreased $283,000 to $479,000 for the quarter ended September 30, 2014, compared to net income of $762,000 for the quarter ended September 30, 2013.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2014 and 2013.

	Three Months Ended
	September 30,
	2014	2013	% Change
	(Dollars in thousands)
Interest income:
Loans	$2,849	$3,097	(8.0)%
Investment and mortgage backed securities	895	657	36.2
Other interest-earning assets	17	5	240.0
Total interest income	3,761	3,759	0.1

Interest expense:
NOW and money market deposit accounts	108	140	(22.9)
Passbook accounts	55	53	3.8
Certificates of deposit	451	512	(11.9)
Total interest-bearing deposits	614	705	(12.9)
FHLB advances	63	43	46.5
Total interest expense	677	748	(9.5)
Net interest income	$3,084	$3,011	2.4

Net interest income increased to $3.1 million for the quarter ended September 30, 2014 compared to $3.0 million for the quarter ended September 30, 2013. Interest income remained constant while interest expense decreased $71,000 from the prior year period. A decrease in the average interest rate earned on loans from 4.95% for the quarter ended September 30, 2013 to 4.66% for the quarter ended September 30, 2014 and a $5.4 million decrease in the average balance of loans, were offset by an increase in the average rate earned on investments from 1.27% for the quarter ended September 30, 2013 to 1.74% for the quarter ended September 30, 2014. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.66% for the quarter ended September 30, 2013 to 0.56% for the quarter ended September 30, 2014. Changes in interest rates are reflective of decreases in overall market rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2014 and 2013. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$244,707	$2,849	4.66%	$250,092	$3,097	4.95%
Investment securities	205,581	895	1.74	207,136	657	1.27
Other interest-earning assets	33,307	17	0.20	18,062	5	0.11
Total interest-earning assets	483,595	3,761	3.11	475,290	3,759	3.16
Noninterest-earning assets	41,643			38,557
Total assets	$525,238			$513,847

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$164,873	108	0.26%	$157,697	140	0.36%
Passbook accounts	98,169	55	0.22	95,120	53	0.22
Certificates of deposit	172,491	451	1.05	173,392	512	1.18
Total interest-bearing deposits	435,533	614	0.56	426,209	705	0.66
FHLB advances	15,000	63	1.68	11,250	43	1.53
Total interest-bearing liabilities	450,533	677	0.60	437,459	748	0.68
Noninterest-bearing liabilities	3,138			3,246
Total liabilities	453,671			440,705
Total stockholders’ equity	71,567			73,142
Total liabilities and stockholders’ equity	$525,238			$513,847
Net interest income		$3,084			$3,011
Interest rate spread			2.51%			2.48%
Net interest margin			2.55%			2.53%
Average interest-earning assets to average interest-bearing liabilities			107.34%			108.65%

Provision for (Recovery of) Loan Losses. The provision for loan losses was $9,000 for the quarter ended September 30, 2014 compared to a recovery of loan losses of $442,000 for the quarter ended September 30, 2013. The prior year quarter was impacted by a $379,000 recovery of a commercial loan and a $124,000 recovery from two one- to four-family loans, all of which were paid off during the prior year quarter. The current quarter provision for loan losses is reflective of continued improvement in our asset quality. Nonperforming loans as a percentage of total loans decreased from 3.97% at June 30, 2014 to 3.34% at September 30, 2014, and nonperforming assets as a percentage of total assets decreased from 1.99% at June 30, 2014 to 1.75% at September 30, 2014.

Other Income. The following table summarizes other income for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		%
	2014	2013	Change
	(Dollars in thousands)
Service charges	$671	$651	3.1%
Gain on sale of loans	27	87	(69.0)
Loss on sale of investments	(21)	-	(100.0)
Gain (loss) on sale of other real estate owned	19	(1)	2,000.0
Gain on sale of fixed assets	-	136	(100.0)
Income from bank-owned life insurance	134	108	24.1
Other	54	71	(23.9)
Total other income	$884	$1,052	(16.0)

Other income decreased $168,000, or 16.0%, to $884,000 for the quarter ended September 30, 2014 from $1.1 million for the quarter ended September 30, 2013. The decrease in other income was primarily due to a $136,000 decrease in gain on sale of fixed assets due to the sale of our Osgood branch facility during the prior year quarter.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		%
	2014	2013	Change
	(Dollars in thousands)
Compensation and employee benefits	$1,816	$1,803	0.7%
Premises and occupancy expense	339	304	11.5
Deposit insurance premium	99	97	2.1
Advertising expense	102	106	(3.8)
Data processing expense	339	406	(16.5)
Provision for loss on real estate owned	-	1	(100.0)
Intangible amortization	30	39	(23.1)
Professional fees	314	289	8.7
Other operating expenses	367	403	(8.9)
Total noninterest expense	$3,406	$3,448	(1.2)%

Noninterest expense remained constant at $3.4 million for the quarters ended September 30, 2014 and 2013.

Income Taxes. Income tax expense for the three months ended September 30, 2014 was $74,000 compared to $295,000 for the three months ended September 30, 2013. The decrease in income tax expense for the current year period is due to a decrease in income before income taxes as well as increases in non-taxable income from municipal bonds and bank owned life insurance in the current year quarter.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans to be nonperforming assets.

All of the TDRs at September 30, 2014 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At September 30, 2014, 33 loans were considered to be TDRs (with a recorded investment of $7.8 million) of which 22 loans (with a recorded investment of $2.8 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At September 30, 2014	At June 30, 2014
(Dollars in thousands)	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$1,809	$1,788
Nonresidential real estate and land	3,042	3,136
Consumer	622	633
Total nonaccrual loans	5,473	5,557
Nonaccrual restructured loans:
One- to four-family residential real estate	1,528	1,552
Multi-family real estate	-	1,200
Nonresidential real estate and land	1,439	1,639
Total nonaccrual restructured loans	2,967	4,391
Total nonperforming loans	8,440	9,948
Real estate owned	705	598
Total nonperforming assets	9,145	$10,546
Accruing restructured loans	5,128	5,618
Accruing restructured loans and nonperforming assets	$14,273	$16,164
Total nonperforming loans to total loans	3.34%	3.97%
Total nonperforming loans to total assets	1.61	1.88
Total nonperforming assets to total assets	1.75	1.99
Total number of nonaccrual loans	72	76

Interest income that would have been recorded for the three months ended September 30, 2014 had nonaccruing loans been current according to their original terms was $91,000. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $56,000 for the three months ended September 30, 2014.

At September 30, 2014, the percentage of nonperforming assets to total assets decreased to 1.75% from 1.99% at June 30, 2014, a decrease of 0.24%, or 12.06%. A discussion of United Community Bank’s largest outstanding loans that were reported as nonperforming loans or TDRs at either September 30, 2014 or June 30, 2014 are described below in the narratives regarding the “Loan Relationships.” As reflected below, some of the Loan Relationships include loans that were restructured using the “Note A/B split note” strategy for which the amount of the Note B loan has been charged-off, with the borrower remaining responsible for that charged-off amount.

For purposes of this discussion, the loans are identified by a Loan number within each Loan Relationship, such as “Loan A-1”, “Loan A-2” and “Loan M-1 and M-2”.

The five largest commercial real estate nonaccrual loans at September 30, 2014 are Loans B-1, J, L, M-1, and M-2. At September 30, 2014, the five largest charge-offs were comprised of loans in Loan Relationships B, E, F, H and K. Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship A. At September 30, 2014, Loan A-2 had no carrying value because, as previously disclosed, the principal balance of Loan A-2, which was $1.2 million at June 30, 2014, was paid in full in July 2014, with the Bank experiencing no additional principal balance loss. At June 30, 2014, this Loan Relationship consisted of one loan (Loan A-2) that had an aggregate carrying value of $1.2 million. Loan A-2 was secured by a first mortgage on two mobile home parks. At September 30, 2014, Loan A-2 was not included in the above “Nonaccrual restructured loans, Multi-family real estate” table. At June 30, 2014, Loan A-2 is included in the above table in “Nonaccrual restructured loans, Multi-family real estate” due to its restructuring as described below. At September 30, 2014, Loan A-2 was not classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 38. At June 30, 2014, Loan A-2 was classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 39.

The loans comprising Loan Relationship A were originally restructured in October and November 2010. At the time of the original restructuring in 2010, Loan A-1, had a carrying value of $3.0 million, was 180 days delinquent, and Loans A-2 and A-3 were performing in accordance with their original terms. Management performed a global analysis of the borrowers and restructured each of the three loans by reducing the original loan rates by 125 to 225 basis points to a rate that was 25 basis points below market rate. Foregone interest income amounted to $51,000 on loans A-2 and A-3 at the time of their restructuring. The borrowers paid a loan modification fee of $3,000 for this restructuring. On each of the three loans, one of the borrowers is a corporate entity whose principals individually signed as co-borrowers. At the time of the original restructuring, the Bank analyzed the personal net worth, liquid net worth, debt-to-income ratios and credit scores of the co-borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of the potential future losses. Management established a $1.1 million specific allocation on these three loans through a charge-off to the general allowance for loan losses as reflected in the Company’s Form 10-K, as amended, for the year ended June 30, 2011 filed with the Securities and Exchange Commission on March 28, 2012.

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

During the latter part of the quarter ended March 31, 2014, Loan A-2 began experiencing financial difficulties, primarily due to decreased rental revenue resulting from a decrease in occupancy. As a result of the decreased cash flow, the Bank re-appraised the two mobile home parks securing the loan. The new appraisal reflected a decrease of approximately $200,000 from the previous appraisal. In conjunction with the new appraisal, the Bank conducted an impairment analysis which resulted in the need for a specific allocation of $172,000. During the quarter ended June 30, 2014, Loan A-2 continued to experience financial difficulties, again, primarily due to decreased revenue caused by continuing decrease in occupancy. The Bank conducted another impairment analysis based on the further decreased revenue in the quarter ending June 30, 2014. This impairment analysis resulted in a need for a $404,000 charge off, including the specific allocation of $172,000 established in the March 31, 2014 quarter. As noted above, the balance of Loan A-2 was paid off in July 2014.

•	Loan Relationship B. At September 30, 2014, this Loan Relationship consisted of two loans (one Note A loan, Loan B-1, and one Note B loan) having an aggregate carrying value of $1.1 million. At June 30, 2014, this Loan Relationship consisted of four loans (two Note A loans, Loan B-1 and Loan B-2, and two Note B loans) having an aggregate carrying value of $1.3 million. At September 30, 2014, Loan B-1, which was restructured previously using the Note A/B split note strategy, had an aggregate carrying value of $1.1 million, and is secured by a first mortgage on two separate retail strip shopping centers. At June 30, 2014, Loan B-1 had an aggregate carrying value of $1.2 million and secured by the same collateral. At September 30, 2014, Loan B-2, which was restructured previously using the Note A/B split note strategy, had no aggregate carrying value as the principal balance of Loan B-2, which was $169,000 at June 30, 2014, was paid in full in September 2014, with the Bank experiencing no additional principal balance loss. Loan B-1 is included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at September 30, 2014 and June 30, 2014. At September 30, 2014, Loan B-2 was not included in the above “Nonaccrual restructured loans, Nonresidential real estate” table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 38, Loans B-1 is classified as “Nonresidential real estate, Substandard” at September 30, 2014 and June 30, 2014. At September 30, 2014, Loan B-2 was not classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 38. At June 30, 2014, Loan B-2 was classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 39. Loan B-1 was performing in accordance with its restructured terms at September 30, 2014. A more detailed history of Loan Relationship B follows.

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

In May 2012, one of the two retail strip shopping centers that secured Loan B-1 experienced the loss of a major tenant. The resultant decrease in cash flow caused the Bank to have the two retail strip shopping centers securing the loan appraised in June 2012. The appraisal reflected that the value of properties had declined to $1.45 million from the February 2011 appraised value of $2.95 million. Management determined that this loan would ultimately be settled through the sale of the property. A charge-off of $956,000 was established in the quarter ended June 30, 2012 based on the then most recent appraisal which indicated a known loss, together with an additional impairment of $189,000 based on the Bank’s experience in settling foreclosed property. The carrying value of this loan was classified as substandard, and reported as a TDR, and placed on nonaccrual. The Bank also appraised the single purpose commercial use property in June 2012. The value of this property declined to $225,000 from $325,000 in February 2011 due to decreased cash flow from the then current tenant. Management determined that this loan would also be settled from the sale of the property. A charge-off in the amount of $22,000 was established based on the then most recent appraisal indicating a known loss, together with an additional impairment of $29,000 based on the Bank’s experience in settling foreclosed property. The carrying value of this loan was classified as substandard, reported as a TDR, and placed on nonaccrual. During the quarter ended March 31, 2013, the balloon payment for the two loans secured by the two separate retail strip shopping centers became due. An independent appraisal was performed in March 2013 on the properties reflecting that the appraised value of the properties had increased to $1.8 million. The loan was restructured during the March 2013 quarter using the Note A/B split note strategy. The first loan (Loan B-1, a Note A loan) was refinanced for $1.3 million, with a market interest rate of 5.50% based on a 30 year loan term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was for $2.3 million was charged-off. This charged-off amount equaled the amount of the Note B loan balance in March 2011 ($1.3 million) plus that portion Note A loan balance in March 2011 that was charged-off during the period ended June 30, 2012 ($1.0 million).

The balloon payment for Loan B-2 also came due during the quarter ended March 31, 2013. The Note A loan and the Note B loan secured by the single purpose commercial use property were modified again using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was modified to a balance of $185,000, with a market interest rate of 5.50%, for a 30-year term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was modified at its then current balance of $191,000 was charged-off. This charged-off amount equaled the amount of the Note B loan balance in March 2011 ($169,000) plus that portion of the Note A loan having a balance in March 2011 that was charged-off during the period ended June 30, 2012 ($22,000). As noted above, the balance of Loan B-2 was paid off in September 2014.

•	Loan Relationship E. At September 30, 2014, this Loan Relationship was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $270,000. At June 30, 2014, Loan Relationship E was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $276,000. The loans are secured by nonresidential warehouse properties. There are no personal guarantees or co-borrowers on these loans. As described below, these loans were previously restructured using the Note A/B split note strategy. The first loan (a Note A loan) is included in the above table in “Accruing restructured loans” at September 30, 2014 and June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 38, the Note A loan was classified as “Nonresidential real estate, Watch” at September 30, 2014 and “Nonresidential real estate, Substandard” at June 30, 2014. At September 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate; the cash flows of the properties securing the loan indicated that the debt service coverage ratio was adequate. The Note A loan in Loan Relationship E was performing in accordance with its terms at September 30, 2014. A more detailed history of Loan Relationship E follows.

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

•	Loan Relationship F. At September 30, 2014 and June 30, 2014, Loan Relationship F was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $433,000 and $437,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. At September 30, 2014 and June 30, 2014, the Note A loan is not included in the above table as “Accruing restructured loans”. In the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39, the Note A loan is classified as “Multi-family real estate, Watch at September 30, 2014 and June 30, 2014. At June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate, and finally, the cash flows from updated financial information indicated that the debt service coverage ratio was adequate. The Note A loan in Loan Relationship F was performing in accordance with its terms at June 30, 2014. A more detailed history of Loan Relationship F follows.

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

•	Loan Relationship H. At September 30, 2014 and June 30, 2014, Loan Relationship H was comprised of three loans having an aggregate carrying value of $1.0 million. At September 30, 2014 and June 30, 2014, Loan H-1 was previously restructured using the Note A/B split note strategy, had an aggregate carrying value of $719,000 and $723,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability corporation and the two co-borrowers are the principals of the limited liability corporation. At September 30, 2014 and June 30, 2014, Loan H-1 is not included in the above table as “Accruing restructured loans”. In the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39, Loan H-1 is classified as “Multi-family residential real estate, Watch” at September 30, 2014 and June 30, 2014. At June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate. During the quarter ended June 30, 2013 the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At September 30, 2014 and June 30, 2014, the balance of Loan H-2 was $251,000 and $257,000, respectively. Loan H-2 is not included in the above table as “Accruing restructured loans” at September, 30, 2014 and June 30, 2014. At September 30, 2014 and June 30, 2014, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39. At September 30, 2014, Loan H-1 was performing in accordance with its terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship H follows.

Originally, Loan Relationship H was comprised of one loan. The interest rate was to reset to 5.75% on June 1, 2012. The borrowers approached the Bank and advised it that the property’s cash flow could not service the increase in interest rate. Independent appraisals received in June 2012 reflected that the properties on which the Bank maintained a first lien interest were valued at $978,000. As of June 30, 2012, the Bank recorded a charge-off of $481,000 to reflect the carrying value of the loan at $744,000. Prior to the establishment of the $481,000 charge-off, management had established a specific allocation on this loan through a charge-off to the general allowance beginning in the June 30, 2009 quarter. The amount of the specific allocation as of March 31, 2012 was $639,000. The one loan was performing in accordance with its restructured terms at June 30, 2012. In the September 30, 2012 quarter, the borrowers again approached the Bank and advised it that the property’s cash flow could not service the loan. Therefore, the one loan was restructured, using the Note A/B split note strategy. The first loan (a Note A loan) was for $748,000, with a market rate of interest of 5.00%, for a 30-year term and a three year balloon payment. The carrying value of this loan was placed on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was for $515,000 (inclusive of the $481,000 that was charged-off in the June 30, 2012 quarter) and was charged-off. The interest rate was reduced to 0% as the loan had been charged-off.

•	Loan Relationship J. At September 30, 2014 and June 30, 2014, this relationship was comprised of two loans having an aggregate carrying value of $1.6 million. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that is contiguous to the nonresidential real estate and is zoned for commercial development. Loan J-2 is secured by a first mortgage on six one-to four-family non owner-occupied residential properties and an 80 acre tract of land. Two of the Loan J-1 borrowers are corporate entities, each of whose principals individually signed as co-borrowers. One of the Loan J-2 borrowers is a corporate entity whose principal individually signed as a co-borrower. At September 30, 2014 and June 30, 2014, Loan J-1 is included in the above table in “Nonaccrual, Nonresidential Real Estate”. At September 30, 2014 and June 30, 2014, Loan J-2 is not included in the Nonaccrual table. At September 30, 2014 and June 30, 2014, Loan J-1 was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39. At September 30, 2014 and June 30, 2014, Loan J-2 was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39. At September 30, 2014, Loan J-1 was performing in accordance with its restructured terms, and J-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship J follows.

During the quarter ended June 30, 2013, the co-borrowers of Loan J-1 approached the Bank and advised it that the entity that had been buying the nonresidential real estate portion of this property on land contract, was vacating the premises. The contract buyers also stated they were unable to make the contract loan payments. The co-borrowers had been using the payments from this land contract to make loan payments to the Bank. The Bank ordered an independent appraisal of the nonresidential real estate and the contiguous 1.753 acre tract of land. The appraised value, received in June 2013, totaled $1.1 million, $720,000 for the nonresidential real estate property, and $390,000 for the 1.753 acres tract of land. This was a decrease from the April 2007 appraised value of $1.6 million. The co-borrowers are able to pay $1,550 per month for the monthly real estate taxes and $3,450 per month on Loan J-1. Therefore, in the June 30, 2013 quarter, Loan J-1, with a carrying value of $869,000, net of the charge off amount of $161,000, was put on nonaccrual and classified as substandard and was reported as a TDR. The carrying value and the charge off amount were determined by an impairment analysis using 80% of the appraised value of the nonresidential real estate plus 75% of the appraised value of the 1.753 acre tract of land. Subsequent to June 30, 2013, the borrowers signed a purchase agreement with an unrelated third party for the nonresidential real estate property at a sales price that would enable any unpaid principal balance to be fully collateralized by the remaining collateral. During the quarter ended March 31, 2014, the purchase agreement expired and the potential purchaser decided they were no longer interested in the property. At the time of this filing, the borrowers are pursuing other possible sale or refinance opportunities.

•	Loan Relationship K. At September 30, 2014 and June 30, 2014, this Loan Relationship was comprised of seven loans having an aggregate carrying value of $1.5 million. At September 30, 2014 and June 30, 2014 Loan K-1 had an aggregate carrying value of $734,000 and $735,000, respectively, and is secured by 11 one-to four-family non-owner occupied properties and one multi-family property. As further described below, Loan K-1 was previously restructured using the Note A/B strategy. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-5 is secured by a first mortgage on the principal residence of the two individual co-borrowers. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence the two individual co-borrowers. Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence the two individual co-borrowers. One of the Loan K-1 co-borrowers is a corporate entity, each of whose principals, together with their respective spouses, is a co-borrower. Two of the Loan K-2 and K-3 co-borrowers are individual co-signors. Loan K-5 co-borrowers are individually signed. One of the Loan K-6 and K-7 co-borrowers is a corporate entity whose principal, together with their spouse, is co-borrower.

At September 30, 2014 and June 30, 2014, Note A of Loan K-1 is included in the above table in “Accruing Restructured Loans.” At September 30, 2014 and June 30, 2014, Loans K-2, K-3, K-5, K-6, and K-7, are not included in the above nonaccrual table because these loans were performing in accordance with their original terms. At September 30, 2014 and June 30, 2014, the Note A loan of Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39. At September 30, 2014 and June 30, 2014, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39. At September 30, 2014 and June 30, 2014, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39. At September 30, 2014 and June 30, 2014, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 38. At September 30, 2014 and June 30, 2014, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39. At September 30, 2014 and June 30, 2014, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39. At September 30, 2014, the Note A loan of Loan K-1 was performing in accordance with its restructured terms, and Loans K-2, K-3, K-5, K-6, and K-7, were performing in accordance with their original terms. A more detailed history of Loan K-1 follows.

In November 2011, a charge-off in the amount of $406,000 was established for Loan K-1 because of cash flow issues of the rental properties securing this loan. At that time independent appraisals were ordered. The new appraisals, received in December 2011, reflected that the values of the properties had decreased to $1.3 million from $2.0 million as of May 2007. The Bank determined to restructure the loan utilizing the Note A/B split note strategy. The first loan (Loan K-1, a Note A loan) was for $1.1 million with the market rate of interest of 5.50% and a two year balloon payment. This loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $415,000 and was charged-off and the interest rate reduced to 0%. This charge-off amount was $9,000 more than the charge-off amount established in November 2011. In July 2012, the borrowers sold four of the rental properties and the net proceeds of $301,000 were applied to Loan K-1, reducing the principal to $823,000 from $1.1 million. A fifth rental property was released because of the condition of the property.

Loan K-1 was restructured again utilizing the Note A/B split note strategy during the quarter ended December 31, 2013 due to the balloon payment described above. The first loan (a Note A loan) was for $809,000 with the market rate of interest of 5.50% and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $415,000 and was charged-off and the interest rate reduced to 0%. In March 2014, the borrowers sold one of the rental properties and the net proceeds of $65,000 were applied to Loan K-1, reducing the principal to $739,000. Therefore, at September 30, 2014, there were a total of 12 rental properties remaining as collateral for this loan. In the December 31, 2013 quarter, Loan K-4 was paid in full.

•	Loan Relationship L. At September 30, 2014 and June 30, 2014, this Loan Relationship was comprised of one loan having an aggregate carrying value of $295,000 and $304,000, respectively. This loan is secured by a first mortgage on two one-to four-family non-owner occupied properties and two nonresidential properties. The borrowers are husband and wife who jointly own these properties. Each of the borrowers is also a co-borrower on the loan. The loan is included in the above table in “Nonaccrual restructured loans, Nonresidential real estate” as of September 30, 2014 and June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39, this loan is classified as “Nonresidential real estate, Substandard” at September 30, 2014 and June 30, 2014, and is reported as a TDR. This loan was performing in accordance with its restructured terms at September 30, 2014. A more detailed history of Loan Relationship L follows.

This Loan Relationship was originally comprised of two loans originated in the first quarter of 2008 and had an aggregate net carrying value of $743,000 at March 31, 2008. In early 2011, the borrowers began to experience cash flow problems because a major tenant in one of the nonresidential properties was making sporadic rental payments. At June 30, 2011, the two loans were not 30 days delinquent; nevertheless, the Bank ordered independent appraisals on the properties securing the loan due to the underlying cash flow problems. The appraisals were received in June 2011 and reflected a total value of $676,000 compared to the original November 2007 appraised value of $1.2 million. At September 30, 2011, one of the loans was 30 days delinquent at which time management determined to establish an impairment of $93,000. Based on the then most recent appraisal indicating a known loss and the borrowers’ cash flow problems, in the quarter ending December 31, 2011, management determined to refinance the two loans into one loan at a below market interest rate. A charge off of $124,000, inclusive of the impairment established in the September 30, 2011 quarter, was also recorded. As part of the Bank’s ongoing monitoring and impairment analysis, the Bank obtained new appraisals on all five properties relating to this loan relationship in the quarter ended June 30, 2013. The total value of these new appraisals was $680,000, reflecting an increase of $4,000 from the appraisals completed in June 2011. In the quarter ended September 30, 2013, the borrowers received an offer from a qualified buyer to purchase one of the nonresidential properties for $182,000. This property had appraised for $185,000 in June 2013. Based on the anticipated net proceeds from the sale to be applied to the loan’s principal balance, the Bank increased the charge off amount on this loan to $154,000 as of December 31, 2013. In January 2014, the property was sold and net proceeds of $65,000 were applied to the principal balance of the loan.

•	Loan Relationship M. At September 30, 2014 and June 30, 2014, Loan Relationship M was comprised of two loans having an aggregate carrying value of $2.2 million and $2.3 million, respectively. The loans are secured by a first mortgage on two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and step mother of one of the co-borrowers. At September 30, 2014 and June 30, 2014, Loans M-1 and M-2 are included in the above table in “Nonaccrual, Nonresidential Real Estate”. At September 30, 2014 and June 30, 2014, Loans M-1 and M-2 were classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on pages 38 and 39. At March 31, 2014, the Bank had entered into a payment plan agreement with the borrowers to bring current loan payments that were not paid in November and December 2013, and real estate taxes due during the quarter ended March 31, 2014. At September 30, 2014, the borrowers have successfully completed the payment plan agreement from March 31, 2014 and both loans were current. Additionally, subsequent to June 30, 2014, the real estate taxes due during the March 31, 2014 quarter, were paid. However, at September 30, 2014, the real estate taxes that were due in July 2014 were not paid. Also, subsequent to the quarter ending September 30, 2014, due to cash flow issues caused by inclement weather during the month of October 2014, the payments due for October 2014, were not made and as of the date of the filing of this Form 10-Q, have not been paid. A more detailed history of Loan Relationship M follows.

Loan M-1 originated in December 2007 and Loan M-2 originated in July 2009 each with a 20 year term. Under each loan’s terms, payments are due from April through December of each year; no payments are required in January, February and March of each year. Due to reduced cash flows resulting from inclement weather, in December 2013, the co-borrowers advised the Bank that they would pay the amounts due for November and December 2013 in February and March 2014, respectively. Due to the continuation of the severe winter weather and resultant reduced cash flows, borrowers were unable to make the payment due in February 2014 and were unable to make the tax payment due during the period ended March 31, 2014. As a result of the failure to make the November payment, the decrease in cash flow and the borrowers’ failure to pay real estate taxes, the Bank had both properties appraised. The appraisals were received in March 2014 and reflected an aggregate decrease in value of approximately $500,000 as compared to their March 2009 appraised value. Based on the new appraised value, there was no known loss to the Bank. The Bank also performed an impairment analysis on each loan in March 2014 resulting in an aggregate impairment of $41,000. In March 2014, the Bank and the co-borrowers agreed to a revised repayment plan to bring all payments, and real estate taxes due, but not paid during the period ended March 31, 2014, current by July 31, 2014. At June 30, 2014, an impairment analysis was performed. The impairment analysis showed that no impairment was needed on either Loan M-1or Loan M-2. At this time, based on further impairment analysis, no additional impairment is needed.

The following table summarizes all Note A/B format loans at September 30, 2014:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
Nonresidential real estate	$2,522	$3,285	$5,807	4	4
Multi-family residential real estate	1,885	1,335	3,220	3	3
Total (1)	$4,407	$4,620	$9,027	7	7

(1)	Included in this total are an aggregate of $2.6 million comprised of Note A loans and $3.6 million comprised of Note B loans that are included in the discussion of Loan Relationships B, E, F and K.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At September 30, 2014
	Loan Status
(in thousands)	Accrual	Nonaccrual	Total Unpaid Principal Balance	Related Allowance	Recorded Investment	Number of Loans	Average Recorded Investment
One- to four-family residential real estate	$744	$1,528	$2,272	$-	$2,272	19	$2,386
Multi-family residential real estate	1,656	-	1,656	-	1,656	6	2,260
Nonresidential real estate	2,728	1,439	4,167	120	4,047	8	4,287
Total	$5,128	$2,967	$8,095	$120	$7,975	33	$8,993

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2014
	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$9,889	39
Additions to TDR	-	-
Charge-offs	-	-
Removal of TDRs(1)	(1,844)	(6)
Payments	(70)	-
Ending balance	$7,975	33

(1)	The removal of these loans from TDR was due to payoffs of the loans and loans eligible for TDR removal during the three months ended September 30, 2014.

Loans that were included in TDRs at September 30, 2014 and June 30, 2014 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Six of these loans, having an aggregate carrying value of $5.5 million at September 30, 2014, also have balloon payments due at the end of their lowered interest rate period. At September 30, 2014, there were 23 loans having an aggregate carrying value of $5.8 million with required principal and interest payments and three loans with required interest only payments. At June 30, 2014, there were 27 loans having an aggregate carrying value of $7.7 million with required principal and interest payments and three loans with required interest only payments.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At September 30,
	2014	2013
	(In thousands)
Special mention assets	$5,496	$5,098
Substandard assets	14,079	21,095
Total classified assets	$19,575	$26,193

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at September 30, 2014 and at June 30, 2014.

At September 30, 2014:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$107,452	$32,683	$8,097	$16,183	$29,079	$3,590	$1,768	$6,494	$205,346
Watch	6,098	983	4,683	4,127	9,265	—	737	1,803	27,696
Special mention	415	368	1,063	338	2,250	—	1,057	5	5,496
Substandard	3,905	623	585	1,656	7,288	—	19	3	14,079
Total	$117,870	$34,657	$14,428	$22,304	$47,882	$3,590	$3,581	$8,305	$252,617

At June 30, 2014:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$104,266	$32,898	$9,210	$16,573	$29,539	$2,880	$1,591	$5,951	$202,908
Watch	6,067	913	4,531	3,867	9,001	-	723	2,019	27,121
Special mention	370	120	753	342	2,368	-	1,057	-	5,010
Substandard	3,783	738	504	2,863	7,861	-	20	-	15,769
Total	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At September 30, 2014		At June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$1,751	$319	$1,590	$165
Consumer	189	145	175	119
One- to four-family mortgage – nonowner-occupied	729	440	304	809
Multi-family mortgage	213	—	342	—
Nonresidential real estate mortgage – commercial and office buildings	73	—	161	75
Construction	—	—	—	—
Land	—	—	—	168
Commercial and agricultural	—	5	12	—
Total	$2,955	$909	$2,584	$1,336

The following table illustrates the changes to the allowance for loan losses for the three months ended September 30, 2014:

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2014:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459
Charge offs	(12)	(23)	(3)	-	-	-	-	-	(38)
Recoveries	57	24	51	-	1	-	-	1	134
Provision (credit)	84	(1)	(87)	(37)	46	2	1	1	9
Ending Balance:	$1,325	$564	$162	$892	$2,555	$7	$20	$39	$5,564
Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120
Balance, Collectively Evaluated	$1,325	$564	$162	$892	$2,435	$7	$20	$39	$5,444

Financing receivables: Ending balance	$117,870	$34,657	$14,428	$22,304	$47,882	$3,590	$3,581	$8,305	$252,617

Ending Balance: individually evaluated for impairment	$3,532	$535	$196	$1,656	$7,190	$-	$19	$-	$13,128

Ending Balance: collectively evaluated for impairment	$106,902	$30,518	$13,764	$20,648	$40,520	$3,590	$3,537	$7,808	$227,287

Ending Balance: loans acquired with deteriorated credit quality	$7,436	$3,604	$468	$-	$172	$-	$25	$497	$12,202

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,			At June 30,
	2014			2014
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,487	26.7%	52.4%	$1,397	25.6%	51.6%
Multi-family real estate	892	16.0	8.8	929	17.0	9.4
Nonresidential real estate	2,555	45.9	19.0	2,508	46.0	19.5
Land	20	0.4	1.4	19	0.3	1.4
Agricultural	-	-	1.5	-	-	1.4
Commercial	39	0.7	1.8	37	0.7	1.8
Consumer	564	10.2	13.7	564	10.3	13.8
Construction	7	0.1	1.4	5	0.1	1.1

Total allowance for loan losses	$5,564	100.0%	100.0%	$5,459	100.0%	100.0%
Total loans	$252,617			$250,808

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $39.4 million at September 30, 2014 and $25.0 million at June 30, 2014. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $52.0 million at September 30, 2014. Total securities classified as available-for-sale were $182.8 million at September 30, 2014. In addition, at September 30, 2014, we had the ability to borrow a total of approximately $112.0 million from the Federal Home Loan Bank of Indianapolis.

At September 30, 2014, we had $31.0 million in loan commitments outstanding, consisting of $1.1 million in mortgage loan commitments, $24.4 million in unused home equity lines of credit and $5.5 million in commercial lines of credit. Certificates of deposit due within one year of September 30, 2014 totaled $100.1 million. This represented 59.6% of certificates of deposit at September 30, 2014. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 16 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2014.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2014:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
September 30, 2014 (unaudited)
Tier 1 capital to risk-weighted assets	$62,872	25.23%	$9,968	4%	$14,952	6%
Total capital to risk-weighted assets	66,017	26.50%	19,930	8%	24,912	10%
Tier 1 capital to adjusted total assets	62,872	12.14%	20,716	4%	25,895	5%
Tangible capital to adjusted total assets	62,872	12.14%	7,768	1.5%	NA	NA

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

For the three months ended September 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2014. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure earnings volatility under both rising and falling rate scenarios.

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

The following table presents the change in our net economic value of equity at June 30, 2014, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
300	$58,787	$(18,713)	(24.15)%	11.73%
200	65,879	(11,621)	(14.99)%	12.82%
100	73,236	(4,264)	(5.50)%	13.86%
0	77,500	—	—	14.28%
(100)	81,540	4,040	5.21%	14.75%
(200)	74,828	(2,672)	(3.45)%	14.63%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of the Company’s common stock during the quarter ended September 30, 2014 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/2014 - 7/31/2014	127,626	$11.89	127,626	197,608
8/1/2014 - 8/31/2014	33,300	$11.83	33,300	164,308
9/1/2014 - 9/30/2014	96,697	$11.83	96,697	67,611
Total	257,623	$11.86	257,623

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: November 14, 2014	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2014	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(principal accounting and financial officer)