Form 10-Q
period 2014-12-31
United Community Bancorp
filed 2015-02-17
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes  ☐   No ☒

As of February 12, 2015, there were 4,634,608 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	December 31, 2014	June 30, 2014
Assets

Cash and due from banks	$2,379	$5,265
Interest-earning deposits in other financial institutions	18,637	19,705
Cash and cash equivalents	21,016	24,970

Investment securities:
Securities available for sale - at estimated market value	41,181	39,965
Securities held to maturity - at amortized cost	21,615	337
Mortgage-backed securities available for sale - at estimated market value	135,435	179,017
Investment securities	198,231	219,319

Loans receivable, net	249,611	244,384
Loans available for sale	134	138

Property and equipment, net	7,070	7,115
Federal Home Loan Bank stock, at cost	5,339	6,588
Accrued interest receivable:
Loans	850	806
Investments and mortgage-backed securities	863	828
Other real estate owned, net	707	598
Cash surrender value of life insurance policies	17,196	16,927
Deferred income taxes	2,954	3,510
Prepaid expenses and other assets	1,958	2,213
Goodwill	2,522	2,522
Intangible asset	487	547
Total assets	508,938	$530,465

Liabilities and Stockholders' Equity

Deposits	$420,552	$439,636
Advances from FHLB	15,000	15,000
Accrued interest on deposits	10	14
Accrued interest on FHLB advance	11	11
Advances from borrowers for payment of insurance and taxes	301	228
Accrued expenses and other liabilities	2,276	2,646
Total liabilities	438,150	457,535

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at December 31, 2014 and June 30, 2014; 4,634,608 and 4,959,842 shares outstanding at December 31, 2014 and June 30, 2014, respectively	51	51
Additional paid-in capital	51,239	51,044
Retained earnings	29,147	28,581
Less shares purchased for stock plans	(3,300)	(3,504)
Treasury Stock, at cost - 514,956 and 189,722 shares at December 31, 2014 and June 30, 2014, respectively	(6,011)	(2,151)
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(338)	(1,091)

Total stockholders' equity	70,788	72,930

Total liabilities and stockholders' equity	$508,938	$530,465

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2014	2013	2014	2013

Interest income:
Loans	$2,857	$2,972	$5,706	$6,069
Investments and mortgage-backed securities	950	796	1,862	1,458
Total interest income	3,807	3,768	7,568	7,527
Interest expense:
Deposits	520	581	1,134	1,286
Borrowed funds	63	57	126	100
Total interest expense	583	638	1,260	1,386

Net interest income	3,224	3,130	6,308	6,141

Provision for (recovery of) loan losses	36	75	45	(367)

Net interest income after provision for (recovery of) loan losses	3,188	3,055	6,263	6,508

Other income:
Service charges	710	644	1,381	1,295
Gain on sale of loans	33	39	60	126
Loss on sale of investments	(32)	-	(53)	-
Gain on sale of other real estate owned	52	8	71	7
Gain on sale of fixed assets	-	-	-	136
Income from bank owned life insurance	135	104	269	212
Other	75	216	129	287
Total other income	973	1,011	1,857	2,063

Other expense:
Compensation and employee benefits	1,914	1,817	3,730	3,620
Premises and occupancy expense	284	293	623	597
Deposit insurance premium	89	79	188	176
Advertising expense	111	72	213	178
Data processing expense	417	339	756	745
Provision for loss on real estate owned	-	-	-	1
Intangible amortization	30	36	60	75
Professional fees	159	227	473	516
Other operating expenses	408	431	775	834
Total other expense	3,412	3,294	6,818	6,742

Income before income taxes	749	772	1,302	1,829

Income tax provision	81	190	155	485

Net income	$668	$582	$1,147	$1,344

Basic and diluted earnings per share	$0.15	$0.12	$0.25	$0.28

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net income	$668	582	$1,147	$1,344

Other comprehensive income (loss), net of tax Unrealized gain (loss) on securities available for sale	657	294	720	(441)

Reclassification adjustment for losses on securities available for sale included in income	20	-	33	-

Total comprehensive income	$1,345	$876	$1,900	$903

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Six Months Ended
	December 31,
(In thousands)	2014	2013

Operating activities:
Net income	$1,147	$1,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217	201
Provision for (recovery of) loan losses	45	(367)
Deferred loan origination costs	(63)	(14)
Amortization of premium on investments	1,411	1,968
Proceeds from sale of loans	1,735	9,562
Loans disbursed for sale in the secondary market	(1,671)	(9,019)
Gain on sale of loans	(60)	(126)
Amortization of intangible asset	60	75
Amortization of acquisition-related loan yield adjustment	(116)	75
Amortization of acquisition-related credit risk adjustment	-	(257)
Loss on sale of investment securities	53	-
Gain on sale of fixed assets	-	(136)
Provision for loss on real estate owned	-	1
Gain on sale of other real estate owned	(71)	(7)
Increase in cash surrender value of life insurance	(269)	(212)
Stock-based compensation	135	-
ESOP shares committed to be released	268	229
Deferred income taxes	74	209
Effects of change in operating assets and liabilities:
Accrued interest receivable	(79)	(60)
Prepaid expenses and other assets	255	(40)
Accrued interest	(4)	(6)
Accrued expenses and other	(376)	(268)

Net cash provided by operating activities	2,691	3,152

Investing activities:
Proceeds from maturity of available for sale investment securities	45	-
Proceeds from sale of available for sale investment securities	-	45
Proceeds from maturity of held to maturity securities	26	24
Proceeds from repayment of mortgage-backed securities
available for sale	16,389	20,692
Proceeds from sale of mortgage-backed securities available for sale	31,162	-
Proceeds from sale of fixed assets	-	425
Proceeds from sale of other real estate owned	164	85
Purchases of available for sale investment securities	(791)	(4,106)
Purchases of held to maturity investment securities	(21,316)	-
Purchases of mortgage-backed securities available for sale	(4,654)	(21,476)
Proceeds from sale of Federal Home Loan Bank stock	1,249	-
Net (increase) decrease in loans	(5,295)	7,716
Capital expenditures	(172)	(468)

Net cash provided by investing activities	16,807	2,937

Financing activities:
Net decrease in deposits	(19,084)	(777)
Borrowings from Federal Home Loan Bank	5,000	5,000
Repayments of Federal Home Loan Bank advances	(5,000)	(5,000)
Dividends paid to stockholders	(581)	(504)
Repurchases of common stock	(3,860)	-
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	73	(42)

Net cash used in financing activities	(23,452)	(1,323)

Net increase (decrease) in cash and cash equivalents	(3,954)	4,766

Cash and cash equivalents at beginning of period	24,970	16,787

Cash and cash equivalents at end of period	$21,016	$21,553

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. These financial statements should be read in conjunction the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2014.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.          EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of December 31, 2014 and June 30, 2014, the ESOP owned 205,747 and 237,893 shares of the Company’s common stock, respectively. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For each of the three and six months ended December 31, 2014 and 2013, outstanding options to purchase 227,626 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Basic weighted average outstanding shares	4,421,455	4,875,257	4,502,524	4,875,257
Effect of dilutive stock options	—	—	—	—
Diluted weighted average outstanding shares	4,421,455	4,875,257	4,502,524	4,875,257

4.          STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $65,000 and $-0- for the three months ended December 31, 2014 and 2013, respectively and $135,000 and $-0- for the six months ended December 31, 2014 and 2013, respectively. No stock-based compensation awards were granted during the three and six months ended December 31, 2014 and 2013.

5.          DIVIDENDS – On July 24, 2014 and November 14, 2014, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividends, totaling $581,000, were paid during the six months ended December 31, 2014.

6.           STOCK REPURCHASE PLAN – On February 3, 2014 the Company’s board of directors approved the repurchase of up to 514,956 shares of the Company’s outstanding common stock, which represented approximately 10% of the Company’s outstanding shares at that date. Purchases were conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of December 31, 2014, all 514,956 shares were repurchased at a total cost of $6.0 million. Of these shares, 325,234 were repurchased during the six months ended December 31, 2014 at a total cost of $3.9 million.

7.           SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2014	2013
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$32	$522
Interest	$1,264	$1,392

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gain (loss) on securities designated as available for sale, net of tax	$753	$(441)
Transfers of loans to other real estate owned	$202	$260
Beginning of period adjustment from transfer of mortgage servicing rights from amortized cost method to fair value method, net of tax	$-	$45

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

Advances from Federal Home Loan Bank

The fair value is calculated using rates available to the Company on advances with similar terms and remaining maturities.

Off-balance sheet items

Carrying value is a reasonable estimate of fair value. These instruments are generally variable rate or short-term in nature, with minimal fees charged.

The estimated fair values of the Company’s financial instruments at December 31, 2014 and June 30, 2014 are as follows:

	December 31, 2014		June 30, 2014
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$21,016	$21,016	$24,970	$24,970
Investment securities available for sale	41,181	41,181	39,965	39,965
Investment securities held to maturity	21,615	21,698	337	337
Mortgage-backed securities	135,435	135,435	179,017	179,017
Loans receivable and loans receivable held for sale	249,745	251,107	244,522	245,150
Accrued interest receivable	1,713	1,713	1,634	1,634
Investment in FHLB stock	5,339	5,339	6,588	6,588

Financial liabilities:
Deposits	420,552	421,545	439,636	440,849
Accrued interest payable	21	21	25	25
FHLB advances	15,000	15,072	15,000	15,041

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2014:

Mortgage-backed securities	$135,435	$—	$135,435	$—
Municipal bonds	38,999	—	38,999	—
U.S. Government Agency Bonds	1,994	—	1,994	—
Other equity securities	188	188	—	—
Mortgage servicing rights	632	—	632	—

June 30, 2014:
Mortgage-backed securities	$179,017	$—	$179,017	$—
Municipal bonds	37,815	—	37,815	—
U.S. Government Agency Bonds	1,992	—	1,992	—
Other equity securities	158	158	—	—
Mortgage servicing rights	722	—	722	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2014:

Other real estate owned	$707	$—	$707	$—
Loans held for sale	134	—	134	—
Impaired loans	12,704	—	12,704	—

June 30, 2014:
Other real estate owned	$598	$—	$598	$—
Loans held for sale	138	—	138	—
Impaired loans	15,445	—	15,445	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2014:
Financial assets:
Cash and interest bearing deposits	$21,016	$21,016	$—	$—
Investment securities held to maturity	21,698	—	21,698	—
Loans receivable and loans held for sale	251,107	—	251,107	—
Accrued interest receivable	1,713	—	1,713	—
Investment in FHLB stock	5,339	—	5,339	—
Financial liabilities:
Deposits	421,545	—	421,545	—
Accrued interest payable	21	—	21	—
FHLB advances	15,072	—	15,072	—

June 30, 2014:
Financial assets:
Cash and interest bearing deposits	$24,970	$24,970	$—	$—
Investment securities held to maturity	337	—	337	—
Loans receivable and loans held for sale	245,150	—	245,150	—
Accrued interest receivable	1,634	—	1,634	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	440,849	—	440,849	—
Accrued interest payable	25	—	25	—
FHLB advances	15,041	—	15,041	—

9.             INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$136,284	$406	$1,255	$135,435
Municipal bonds	38,676	692	369	38,999
U.S. Government Agency Bonds	2,000	-	6	1,994
Other equity securities	210	—	22	188
	$177,170	$1,098	$1,652	$176,616

Investment securities held to maturity at December 31, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$21,615	$151	$68	$21,698

Investment securities available for sale at June 30, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$180,563	$501	$2,047	$179,017
Municipal bonds	38,000	479	664	37,815
U.S. Government Agency Bonds	2,000	—	8	1,992
Other equity securities	210	—	52	158
	$220,773	$980	$2,771	$218,982

Investment securities held to maturity at June 30, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$337	$—	$—	$337

The mortgage-backed securities, callable bonds and municipal bonds have the following maturities at December 31, 2014:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$-	$-	$87	$88
Due or callable in 1 - 5 years	126,329	125,455	224	234
Due or callable in 5 - 10 years	40,546	40,688	5,078	5,051
Due or callable in greater than 10 years	10,085	10,285	16,226	16,325
Total debt securities	$176,960	$176,428	$21,615	$21,698

All other securities available for sale at December 31, 2014 are saleable within one year.

Gross proceeds on the sale of investment and mortgage-backed securities were $4.3 million and $-0- for the three months ended December 31, 2014 and 2013, respectively. Gross proceeds on the sale of investment and mortgage-backed securities were $31.2 million and $45,000 for the six months ended December 31, 2014 and 2013, respectively. Gross realized gains for the three and six months ended December 31, 2014 were $11,000 and $260,000, respectively. Gross realized losses for the three and six months ended December 31, 2014 were $43,000 and $313,000, respectively. There were no gross realized gains or losses for the three and six months ended December 31, 2013.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at December 31, 2014:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$18,473	$20	$69,335	$1,235	$87,808	$1,255
Municipal bonds	11,033	114	12,734	323	23,767	437
U.S. Government agency bonds	1,994	6	-	-	1,994	6
Other equity securities	-	-	188	22	188	22
	$31,500	$140	$82,257	$1,580	$113,757	$1,720
Number of investments	33		51		84

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the six months ended December 31, 2014:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2014	$547	$2,522
Amortization	(60)	-
Balance at December 31, 2014	$487	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of December 31, 2014:

January 1, 2015 through June 30, 2015	$58
2016	117
2017	117
2018	117
2019	78
$487

11.        DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and six months ended December 31, 2014 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four-Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2014:	$1,325	$564	$162	$892	$2,555	$7	$20	$39	$5,564
Charge offs	(15)	(76)	-	-	(466)	-	-	-	(557)
Recoveries	4	23	9	-	-	-	-	1	37
Provision (credit)	21	77	(19)	(296)	249	6	(3)	1	36
Ending Balance:	$1,335	$588	$152	$596	$2,338	$13	$17	$41	$5,080
Allowance for Credit Losses:
Balance, July 1, 2014:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459
Charge offs	(27)	(99)	(3)	-	(466)	-	-	-	(595)
Recoveries	61	47	60	-	1	-	-	2	171
Provision (credit)	105	76	(106)	(333)	295	8	(2)	2	45
Ending Balance:	$1,335	$588	$152	$596	$2,338	$13	$17	$41	$5,080

Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120

Balance, Collectively Evaluated	$1,335	$588	$152	$596	$2,218	$13	$17	$41	$4,960

Financing receivables:
Ending balance	$120,685	$34,816	$14,944	$21,791	$46,769	$3,861	$3,242	$8,881	$254,989

Ending Balance: individually evaluated for impairment	$3,510	$477	$665	$1,646	$6,341	$-	$185	$-	$12,824

Ending Balance: collectively evaluated for impairment	$110,438	$30,998	$13,855	$20,145	$40,267	$3,861	$3,033	$8,502	$231,099

Ending Balance: loans acquired with deteriorated credit quality	$6,737	$3,341	$424	$-	$161	$-	$24	$379	$11,066

For the year ended June 30, 2014 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four-Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(554)	(159)	(52)	(430)	(30)	-	(15)	(4)	(1,244)
Recoveries	436	133	3	644	29	-	24	3	1,272
Other adjustment	8	4	-	-	108	-	-	-	120
Provision (credit)	364	33	35	(571)	15	(5)	(7)	4	(132)
Ending Balance:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459

Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120

Balance, Collectively Evaluated	$1,196	$564	$201	$929	$2,388	$5	$19	$37	$5,339

Financing receivables:
Ending balance	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

Ending Balance: individually evaluated for impairment	$3,425	$544	$503	$2,863	$7,763	$-	$20	$-	$15,118

Ending Balance: collectively evaluated for impairment	$103,417	$30,358	$13,932	$20,782	$40,747	$2,880	$3,346	$7,453	$222,915

Ending Balance: loans acquired with deteriorated credit quality	$7,644	$3,767	$563	$-	$259	$-	$25	$517	$12,775

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

Credit Risk Profile by Internally Assigned Grade

At December 31, 2014

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$111,547	$32,980	$8,284	$16,167	$28,816	$3,861	$1,676	$7,035	$210,366
Watch	5,282	1,197	5,210	3,644	9,313	—	491	1,840	26,977
Special mention	346	161	443	334	2,203	—	890	4	4,381
Substandard	3,510	478	1,007	1,646	6,437	—	185	2	13,265
Total:	$120,685	$34,816	$14,944	$21,791	$46,769	$3,861	$3,242	$8,881	$254,989

Credit Risk Profile by Internally Assigned Grade

At June 30, 2014

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$104,266	$32,898	$9,210	$16,573	$29,539	$2,880	$1,591	$5,951	$202,908
Watch	6,067	913	4,531	3,867	9,001	—	723	2,019	27,121
Special mention	370	120	753	342	2,368	—	1,057	—	5,010
Substandard	3,783	738	504	2,863	7,861	—	20	—	15,769
Total:	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At December 31, 2014

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,737	$133	$651	$2,521	$118,164	$120,685
Consumer	221	13	78	312	34,504	34,816
One- to Four- Family Non-Owner Occupied Mortgage	245	296	483	1,024	13,920	14,944
Multi-family Residential Real Estate Mortgage	-	-	-	-	21,791	21,791
Non-Residential Real Estate	-	1,734	809	2,543	44,226	46,769
Construction	-	-	-	-	3,861	3,861
Land	-	-	168	168	3,074	3,242
Commercial and Agricultural	7	4	-	11	8,870	8,881
Total	$2,210	$2,180	$2,189	$6,579	$248,410	$254,989

Age Analysis of Past Due Loans Receivable

At June 30, 2014

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,590	$165	$440	$2,195	$112,291	$114,486
Consumer	175	119	7	301	34,368	34,669
One- to Four- Family Non-Owner-Occupied Mortgage	304	809	60	1,173	13,825	14,998
Multi-family Residential Real Estate Mortgage	342	—	1,200	1,542	22,103	23,645
Nonresidential Real Estate	161	75	829	1,065	47,704	48,769
Construction	—	—	—	—	2,880	2,880
Land	—	168	—	168	3,223	3,391
Commercial and Agricultural	12	—	—	12	7,958	7,970
Total	$2,584	$1,336	$2,536	$6,456	$244.352	$250,808

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

				For the three months ended December 31, 2014		For the six months ended December 31, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	-	-	-	-	-	-	-
Non-Residential Real Estate	1,863	1,983	(120)	6	1,865	35	1,865
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$1,863	$1,983	$(120)	$6	$1,865	$35	$1,865

Impaired Loans

				For the three months ended December 31, 2014		For the six months ended December 31, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$3,510	$4,011	$-	$10	$3,698	$23	$3,726
Consumer	477	1,036	-	1	550	4	578
One- to Four- Family Non-Owner Occupied Mortgage	665	665	-	-	431	-	455
Multifamily Residential Real Estate Mortgage	1,646	2,981	-	24	1,651	51	2,055
Non-Residential Real Estate	4,358	8,424	-	11	4,781	21	5,112
Construction	-	-	-	-	-	-	-
Land	185	193	-	-	102	-	74
Commercial and Agricultural	-	3	-	-	-	-	-
Total	$10,841	$17,313	$-	$46	$11,213	$99	$12,000

Impaired Loans

				For the three months ended December 31, 2014		For the six months ended December 31, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$3,510	$4,011	$-	$10	$3,698	$23	$3,726
Consumer	477	1,036	-	1	550	4	578
One- to Four- Family Non-Owner Occupied Mortgage	665	665	-	-	431	-	455
Multifamily Residential Real Estate Mortgage	1,646	2,981	-	24	1,651	51	2,055
Non-Residential Real Estate	6,221	10,407	(120)	17	6,646	56	6,977
Construction	-	-	-	-	-	-	-
Land	185	193	-	-	102	-	74
Commercial and Agricultural	-	3	-	-	-	-	-
Total	$12,704	$19,296	$(120)	$52	$13,078	$134	$13,865

Impaired Loans

				For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With an allowance recorded:
One- to Four- Family - Owner-Occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	—	—	—	5	164
Multi-family Residential Real Estate Mortgage	—	—	—	56	2,535
Nonresidential Real Estate	1,867	1,987	(120)	52	2,115
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$1,867	$1,987	$(120)	$113	$4,814

Impaired Loans

				For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Without an allowance recorded:
One- to Four- Family - Owner-Occupied	$3,783	$4,380	$—	$65	$4,244
Consumer	634	1,163	—	25	591
One- to Four- Family Non-Owner Occupied Mortgage	504	617	—	25	874
Multi-family Residential Real Estate Mortgage	2,863	4,602	—	202	4,365
Nonresidential Real Estate	5,775	9,566	—	81	5,084
Construction	—	—	—	—	—
Land	19	28	—	—	24
Commercial and Agricultural	—	8	—	—	1
Total	$13,578	$20,364	$—	$398	$15,183

Impaired Loans

				For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
One- to Four- Family - Owner-Occupied	$3,783	$4,380	$—	$65	$4,244
Consumer	634	1,163	—	25	591
One- to Four- Family Non-Owner Occupied Mortgage	504	617	—	30	1,038
Multi-family Residential Real Estate Mortgage	2,863	4,602	—	258	6,900
Nonresidential Real Estate	7,642	11,553	(120)	133	7,199
Construction	—	—	—	—	—
Land	19	28	—	—	24
Commercial and Agricultural	—	8	—	—	1
Total	$15,445	$22,351	$(120)	$511	$19,997

The Bank did not have any investments in subprime loans at December 31, 2014. Impaired loans at December 31, 2014 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $7.6 million and a recorded investment of $7.5 million. See Note 12 for a discussion on TDRs.

12.         TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a TDR when we determine that greater economic value will ultimately be recovered under the new restructured terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are accounted for as set forth in ASC 310-40 Troubled Debt Restructurings by Creditors (“ASC 310-40”). A TDR may be on nonaccrual or it may accrue interest. A TDR is typically on nonaccrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be placed on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification, the loan is restructured at a market rate and management determines that principal and interest under the new terms are fully collectible. All TDRs are considered to be impaired loans. A TDR will be removed from TDR classification if it is restructured at a market rate, is not impaired under those restructured terms and has been performing under those terms for at least twelve consecutive months.

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

The following tables summarize TDRs by loan type and accrual status.

	At December 31, 2014
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$888	$1,262	$2,150	$-	$2,150	20	$2,307
Multi-family residential real estate	1,646	-	1,646	-	1,646	6	2,055
Nonresidential real estate	2,722	1,073	3,795	120	3,675	8	4,083
Total	$5,256	$2,335	$7,591	$120	$7,471	34	$8,445

	At June 30, 2014
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$947	$1,552	$2,499	$—	$2,499	21	$3,382
Multi-family residential real estate	1,663	1,200	2,863	—	2,863	7	5,607
Nonresidential real estate	3,008	1,639	4,647	120	4,527	11	5,404
Total	$5,618	$4,391	$10,009	$120	$9,889	39	$14,393

Interest income recognized on TDRs is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2014	2013	2014	2013

One-to-Four Family residential real estate	$6	$14	$12	$34
Multi-family residential real estate	24	92	51	174
Nonresidential real estate	17	28	56	67
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	$47	$134	$119	$275

At December 31, 2014, the Bank had 34 loans totaling $7.6 million that were reported as TDRs, and had established an allowance for losses on these loans of $120,000. With respect to the $7.6 million in TDRs and restructured into the Note A/B split note format, the Bank charged-off $4.6 million with respect to these loans at the time these loans were restructured into the Note A/B split note format. At June 30, 2014, the Bank had 39 loans totaling $10.0 million that were reported as TDRs, and had an allowance for losses on these loans of $120,000. With respect to the $10.0 million in TDRs, the Bank charged-off $4.9 million with respect to these loans at the time these loans were restructured into the Note A/B split note format. At December 31, 2014, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at December 31, 2014 and June 30, 2014 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Six of these loans, having an aggregate carrying value of $5.2 million at December 31, 2014, also have balloon payments due at the end of their lowered interest rate period. At December 31, 2014, there were 23 loans with an aggregate carrying value of $5.3 million with required principal and interest payments and three loans with required interest only payments. At June 30, 2014, there were 27 loans with an aggregate carrying value of $7.7 million with required principal and interest payments and three loans with required interest only payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2014		Six Months Ended December 31, 2014
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$7,975	33	$9,889	39
Additions to TDR	8	1	8	1
Charge-offs	(8)	-	(8)	-
Removal of TDRs(1)	-	-	(1,844)	(6)
Payments	(504)	-	(574)	-
Ending balance	$7,471	34	$7,471	34

(1) The removal of these loans from TDR was due to payoffs of loans and loans eligible for TDR removal during the six months ended December 31, 2014.

13.          EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU simplifies the income statement presentation requirements by eliminating the concept of extraordinary items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statements.

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

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; and the value of collateral. Inherent loss factors based upon environmental and other economic factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2014.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of December 31, 2014 and June 30, 2014. The Company recognized no interest and penalties on the underpayment of income taxes during the three and six month periods ended December 31, 2014 and 2013, and had no accrued interest and penalties on the balance sheet as of December 31, 2014 and June 30, 2014. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2011.

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

Balance Sheet Analysis

Total assets were $508.9 million at December 31, 2014, compared to $530.5 million at June 30, 2014. The decrease is primarily due to a $21.1 million decrease in investment securities resulting from sales of mortgage-backed securities with proceeds partially redeployed for the purchase of held to maturity investment securities.

Total liabilities decreased $19.4 million from $457.5 million at June 30, 2014 to $438.1 million at December 31, 2014 due to a $19.1 million decrease in deposits during the current year period, primarily as a result of a decrease in municipal deposits.

Total stockholders’ equity decreased $2.1 million from $72.9 million at June 30, 2014 to $70.8 million at December 31, 2014. The decrease is primarily due to stock repurchases totaling $3.9 million and dividends paid totaling $581,000 during the six months ended December 31, 2014, partially offset by net income of $1.1 million and an increase in unrealized gains totaling $753,000 during the current year period.

Loans. At December 31, 2014, one- to four- family residential loans totaled $135.6 million, or 53.2% of total gross loans, compared to $129.5 million, or 51.6% of total gross loans, at June 30, 2014.

Multi-family and nonresidential real estate loans totaled $68.6 million and represented 26.9% of total loans at December 31, 2014, compared to $72.4 million, or 28.9% of total loans, at June 30, 2014.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31, 2014		At June 30, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$135,629	53.2%	$129,484	51.6%
Multi-family	21,791	8.6	23,645	9.4
Construction	3,861	1.5	2,880	1.1
Nonresidential real estate	46,769	18.3	48,769	19.5
Land	3,242	1.3	3,391	1.4
Commercial business	3,413	1.3	4,514	1.8
Agricultural	5,468	2.1	3,456	1.4
Consumer:
Home equity	30,853	12.1	30,804	12.3
Auto	1,712	0.7	1,516	0.6
Share loans	924	0.4	1,088	0.4
Other	1,327	0.5	1,261	0.5

Total consumer loans	34,816	13.7	34,669	13.8

Total loans	$254,989	100.0%	$250,808	100.0%

Less (plus):
Deferred loan costs, net	(1,180)		(1,118)
Undisbursed portion of loans in process	1,478		2,083
Allowance for loan losses	5,080		5,459

Loans, net	$249,611		$244,384

Loan Maturity

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,371	$32,179	$95,079	$135,629
Multi-family real estate	1,832	3,427	16,532	21,791
Construction	113	-	3,748	3,861
Nonresidential real estate	7,666	13,191	25,912	46,769
Land	716	1,810	716	3,242
Commercial	770	1,801	842	3,413
Agricultural	599	4,111	758	5,468
Consumer	1,559	3,401	29,856	34,816
Total	$21,626	$59,920	$173,443	$254,989

The following table sets forth the dollar amount of all loans at December 31, 2014 due after December 31, 2015 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$42,069	$85,189	$127,258
Multi-family real estate	9,740	10,219	19,959
Construction	3,360	388	3,748
Nonresidential real estate	5,001	34,102	39,103
Land	1,610	916	2,526
Commercial	1,253	1,390	2,643
Agricultural	1,963	2,906	4,869
Consumer	2,168	31,089	33,257
Total	$67,164	$166,199	$233,363

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Total loans at beginning of period	$252,617	$254,602	$250,808	$260,716
Loans originated (1):
One- to four-family residential real estate	10,957	6,153	19,723	11,608
Multi-family residential real estate	1,728	—	1,728	—
Construction	549	1,039	2,199	1,039
Nonresidential real estate	340	815	1,453	1,327
Land	236	164	453	190
Commercial and agricultural	849	557	1,720	574
Consumer	639	585	1,287	1,139

Total loans originated	15,298	9,313	28,563	15,877
Deduct:
Loan principal repayments	12,191	8,579	22,711	14,039
Loans originated for sale	735	1,801	1,671	9,019

Net loan activity	2,372	(1,067)	4,181	(7,181)

Total loans at end of period	$254,989	$253,535	$254,989	$253,535

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three and Six Months Ended December 31, 2014 and 2013

Overview. Net income increased $86,000 to $668,000 for the quarter ended December 31, 2014 from $582,000 for the quarter ended December 31, 2013. Net income decreased $197,000 to $1.1 million for the six months ended December 31, 2014 from $1.3 million for the six months ended December 31, 2013.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three and six months ended December 31, 2014 and 2013.

	Three Months Ended			Six Months Ended
	December 31,		%	December 31,		%
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Interest income:
Loans	$2,857	$2,972	(3.9)%	$5,706	$6,069	(6.0)%
Investment and mortgage backed securities	943	791	19.2	1,838	1,448	26.9
Other interest-earning assets	7	5	40.0	24	10	140.0
Total interest income	3,807	3,768	1.0	7,568	7,527	0.5

Interest expense:
NOW and money market deposit accounts	50	50	-	158	190	(16.8)
Passbook accounts	57	52	9.6	112	105	6.7
Certificates of deposit	413	479	(13.8)	864	991	(12.8)
Total interest-bearing deposits	520	581	(10.5)	1,134	1,286	(11.8)
FHLB advances	63	57	10.5	126	100	26.0
Total interest expense	583	638	(8.6)	1,260	1,386	(9.2)
Net interest income	$3,224	$3,130	3.0	$6,308	6,141	2.7

Net interest income increased to $3.2 million for the quarter ended December 31, 2014 compared to $3.1 million for the quarter ended December 31, 2013. Interest income increased $39,000 and interest expense decreased $55,000 from the prior year period. The increase in interest income was primarily the result of an increase in the average rate earned on investments from 1.53% for the quarter ended December 31, 2013 to 1.91% for the quarter ended December 31, 2014, partially offset by a decrease in the average interest rate earned on loans from 4.82% for the quarter ended December 31, 2013 to 4.60% for the quarter ended December 31, 2014. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.55% for the quarter ended December 31, 2013 to 0.49% for the quarter ended December 31, 2014.

Net interest income increased $167,000, or 2.7%, to $6.3 million for the six months ended December 31, 2014 as compared to $6.1 million for the six months ended December 31, 2013. The increase was attributable to an increase in interest income of $41,000 and a decrease of $126,000 in interest expense. The increase in interest income was the result of an increase in the average rate earned on investments from 1.40% for the six months ended December 31, 2013 to 1.82% for the six months ended December 31, 2014, partially offset by a decrease in the average rate earned on loans from 4.88% for the six months ended December 31, 2013 to 4.62% for the six months ended December 31, 2014. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.60% for the six months ended December 31, 2013 to 0.53% for the six months ended December 31, 2014. Changes in interest rates are reflective of decreases in overall market rates.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2014 and 2013. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended December 31,						Six Months Ended December 31,
	2014			2013			2014			2013
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$248,646	$2,857	4.60%	$246,711	$2,972	4.82%	$246,778	$5,706	4.88%	$248,561	$6,069	4.88%
Investment and mortgage backed securities	197,194	943	1.91	206,458	791	1.53	202,160	1,838	1.40	206,507	1,448	1.40
Other interest-earning assets	27,718	7	0.10	24,424	5	0.08	29,246	24	0.09	21,901	10	0.09
	473,558	3,807	3.22	477,593	3,768	3.16	478,184	7,568	3.16	476,969	7,527	3.16
Noninterest-earning assets	41,080			38,528			41,337			38,520
Total assets	$514,638			$516,121			$519,521			$515,489

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	163,803	50	0.12	163,175	50	0.12	163,911	158	0.24	160,387	190	0.24
Passbook accounts (1)	98,293	57	0.23	93,064	52	0.22	98,207	112	0.22	94,309	105	0.22
Certificates of deposit (1)	163,798	413	1.01	168,928	479	1.13	168,051	864	1.16	171,115	991	1.16
Total interest-bearing deposits	425,894	520	0.49	425,167	581	0.55	430,169	1,134	0.60	425,811	1,286	0.60
FHLB advances	15,000	63	1.68	13,750	57	1.66	15,000	126	1.56	12,857	100	1.56
Total interest-bearing liabilities	440,894	583	0.53	438,917	638	0.58	445,169	1,260	0.63	438,668	1,386	0.63
Noninterest bearing liabilities, commitments and contingencies	3,048			3,101			3,100			3,164
Total liabilities, commitments and contingencies	443,942			442,018			448,269			441,832
Stockholders' equity	70,696			74,103			71,252			73,657
Total liabilities and stockholders' equity	$514,638			$516,121			$519,521			$515,489
Net interest income		$3,224			$3,130			$6,308			$6,141
Interest rate spread			2.69%			2.58%			2.60%			2.53%
Net interest margin (annualized)			2.72%			2.62%			2.64%			2.58%
Average interest-earning assets to average interest-bearing liabilities			107.41%			108.81%			107.42%			108.73%

Provision for (Recovery of) Loan Losses. The provision for loan losses was $36,000 for the quarter ended December 31, 2014 compared to $75,000 for the quarter ended December 31, 2013. The current quarter provision for loan losses is reflective of continued improvement in our asset quality. The provision for loan losses was $45,000 for the six months ended December 31, 2014 compared to a recovery of loan losses of $367,000 for the six months ended December 31, 2013. The prior year period was impacted by a $379,000 recovery of a commercial loan and a $124,000 recovery from two one- to four-family loans. Nonperforming loans as a percentage of total loans decreased from 3.97% at June 30, 2014 to 2.97% at December 31, 2014, and nonperforming loans as a percentage of total assets decreased from 1.88% at June 30, 2014 to 1.49% at December 31, 2014.

Other Income. The following table summarizes other income for the three and six months ended December 31, 2014 and 2013.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)

Service charges	$710	$644	10.2%	$1,381	$1,295	6.6%
Gain on sale of loans	33	39	(15.4)	60	126	(52.4)
Loss on sale of investments	(32)	-	(100.0)	(53)	-	(100.0)
Gain on sale of other real estate owned	52	8	550.0	71	7	914.3
Gain on sale of fixed assets	-	-	-	-	136	(100.0)
Income from Bank Owned Life Insurance	135	104	29.8	269	212	26.9
Other	75	216	(65.3)	129	287	(55.1)
Total	$973	$1,011	(3.8)	$1,857	$2,063	(10.0)

Other income remained constant at $1.0 million for the quarters ended December 31, 2014 and 2013. Other income decreased $206,000, or 10.0%, to $1.9 million for the six months ended December 31, 2014 compared to $2.1 million for the prior year period. The decrease is primarily due to a $136,000 decrease in gain on sale of fixed assets resulting from the sale of our Osgood branch facility during the prior year period and a $158,000 decrease in other income due to an increase in the value of mortgage servicing rights during the prior year period.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and six months ended December 31, 2014 and 2013.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)

Compensation and employee benefits	$1,914	$1,817	5.3%	$3,730	$3,620	3.0%
Premises and occupancy expense	284	293	(3.1)	623	597	4.4
Deposit insurance premium	89	79	12.7	188	176	6.8
Advertising expense	111	72	54.2	213	178	19.7
Data processing expense	417	339	23.0	756	745	1.5
Provision for loss on real estate owned	-	-	-	-	1	(100.0)
Intangible amortization	30	36	(16.7)	60	75	(20.0)
Professional fees	159	227	(30.0)	473	516	(8.3)
Other operating expenses	408	431	(5.3)	775	834	(7.1)
Total	$3,412	$3,294	3.6	$6,818	$6,742	1.1

Noninterest expense increased $118,000 to $3.4 million for the quarter ended December 31, 2014 compared to $3.3 million for the quarter ended December 31, 2013. The increase in noninterest expense was primarily the result of stock-based compensation expense of $65,000 in the quarter ended December 31, 2014 related to the vesting of stock options and restricted share awards issued in April 2014, with no such expense being recorded in the quarter ended December 31, 2013, and an increase of $78,000 in data processing expense recorded in the current year quarter related to implementation of new online and mobile banking services. Noninterest expense increased $76,000 to $6.8 million for the six months ended December 31, 2014 compared to $6.7 million for the prior year period. The increase in noninterest expense was primarily the result of stock-based compensation expense of $135,000 in the six months ended December 31, 2014 related to the vesting of stock options and restricted share awards issued in April 2014 with no such expense in the prior year period.

Income Taxes. Income tax expense for the three months ended December 31, 2014 was $81,000 compared to $190,000 for the three months ended December 31, 2013. The effective tax rate decreased to 10.8% for the three months ended December 31, 2014 from 24.6% for the three months ended December 31, 2013. The decrease in income tax expense and effective tax rate for the current year quarter is due to a $23,000 decrease in income before income taxes combined with increases of $137,000 in non-taxable income from municipal bonds and $31,000 in income from bank owned life insurance in the current year quarter compared to the prior year quarter.

Income tax expense for the six months ended December 31, 2014 was $155,000 compared to $485,000 for the six months ended December 31, 2013. The effective tax rate decreased to 11.9% for the six months ended December 31, 2014 from 26.5% for the six months ended December 31, 2013. The decrease in income tax expense and effective tax rate for the current year quarter is due to a $527,000 decrease in income before income taxes combined with increases of $199,000 in non-taxable income from municipal bonds and $57,000 in income from bank owned life insurance in the current year period compared to the prior year period.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at December 31, 2014 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At December 31, 2014, 34 loans were considered to be TDRs (with a recorded investment of $7.5 million) of which 13 loans (with a recorded investment of $2.3 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31, 2014	At June 30, 2014
(Dollars in thousands)	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$2,025	$1,788
Nonresidential real estate and land	2,731	3,136
Consumer	477	633
Total nonaccrual loans	5,233	5,557
Nonaccrual restructured loans:
One- to four-family residential real estate	1,262	1,552
Multi-family real estate	-	1,200
Nonresidential real estate and land	1,073	1,639
Total nonaccrual restructured loans	2,335	4,391
Total nonperforming loans	7,568	9,948
Real estate owned	707	598
Total nonperforming assets	8,275	$10,546
Accruing restructured loans	5,256	5,618
Accruing restructured loans and nonperforming assets	$13,531	$16,164
Total nonperforming loans to total loans	2.97%	3.97%
Total nonperforming loans to total assets	1.49	1.88
Total nonperforming assets to total assets	1.63	1.99
Total number of nonaccrual loans	70	76

Interest income that would have been recorded for the three and six months ended December 31, 2014 had nonaccruing loans been current according to their original terms was $134,000 and $225,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $5,000 and $15,000, respectively, for the three and six months ended December 31, 2014.

At December 31, 2014, the percentage of nonperforming assets to total assets decreased to 1.63% from 1.75% at September 30, 2014, a decrease of 12 basis points, or 6.86%. A discussion of United Community Bank’s largest commercial real estate loans that were reported as nonperforming loans or TDRs at either December 31, 2014 or June 30, 2014 are described below in the narratives regarding the “Loan Relationships.” As reflected below, some of the Loan Relationships include loans that were restructured using the “Note A/B split note” strategy for which the amount of the Note B loan has been charged-off, with the borrower remaining responsible for that charged-off amount.

For purposes of this discussion, the loans are identified by a Loan number within each Loan Relationship, such as “Loan A-1”, “Loan A-2” and “Loan M-1 and M-2”.

The five largest commercial real estate nonaccrual loans at December 31, 2014 are Loans B-1, J-1, L, M-1, and M-2. At December 31, 2014, the five largest charge-offs related to loans in Loan Relationships B, E, F, H and K. Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship B. At December 31, 2014, this Loan Relationship consisted of two loans (one Note A loan, Loan B-1, and one Note B loan) having an aggregate carrying value of $787,000. At June 30, 2014, this Loan Relationship consisted of four loans (two Note A loans, Loan B-1 and Loan B-2, and two Note B loans) having an aggregate carrying value of $1.3 million. At December 31, 2014, Loan B-1, which was restructured previously using the Note A/B split note strategy, had an aggregate carrying value of $787,000, and is secured by a first mortgage on two separate retail strip shopping centers. At June 30, 2014, Loan B-1 had an aggregate carrying value of $1.2 million and was secured by the same collateral. At December 31, 2014, Loan B-2, which was restructured previously using the Note A/B split note strategy, had no aggregate carrying value as its $169,000 principal balance was paid off in the September 2014 quarter, with the Bank experiencing no additional principal balance loss. Loan B-1 is included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at December 31, 2014 and June 30, 2014. At December 31, 2014, Loan B-2 was not included in the above “Nonaccrual restructured loans, Nonresidential real estate” table. At June 30, 2014, Loan B-2 was included in the above “Nonaccrual restructured loans, Nonresidential real estate” table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, Loan B-1 is classified as “Nonresidential real estate, Substandard” at December 31, 2014 and June 30, 2014. At December 31, 2014, Loan B-2 was not classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At June 30, 2014, Loan B-2 was classified as “Multi-Family Residential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. Loan B-1 was performing in accordance with its restructured terms at December 31, 2014. A more detailed history of Loan Relationship B follows.

The loans comprising Loan Relationship B were originally restructured in June 2010, with an aggregate carrying value of $4.1 million. At the time of the original restructuring, the property value was based primarily on the collateral’s cash flow, including required personal cash infusions from the co-borrowers. Management believed that the lower debt service would improve the borrowers’ cash flow, and in turn, the performance of the loans. One of the borrowers is a corporate entity. The principals of the corporate borrower are co-borrowers on the loans. The Bank analyzed the personal net worth, liquid net worth, debt to income ratios and credit scores of the co- borrowers. While the co-borrowers were not expected to cover a total loss on the loans, management believed the co-borrowers would mitigate the amount of potential future losses. The restructured loans were considered impaired at June 30, 2010, with an allowance for loan loss of $600,000 to reflect the reduction in carrying value resulting from the exclusion of the required personal cash infusions from the co-borrowers from the calculation of the carrying value. In March 2011, the loans were again experiencing cash flow problems due to decreases in rental revenue from the properties. Due to financial difficulties experienced by the co-borrowers, including the cash flow problems of the subject properties and a decrease in other outside sources of income, the co-borrowers were unable to mitigate the losses on the loans. Therefore, in March 2011, the two loans secured by the two separate retail strip shopping centers were combined and refinanced into two loans, using the Note A/B split note strategy. The first loan (Loan B-1, a Note A loan) had a balance of $2.4 million and was classified as substandard, reported as a TDR, and placed on nonaccrual. The second loan (a Note B loan) had a balance of $1.3 million and was charged-off (inclusive of the $600,000 specific allowance recorded for this Loan Relationship in the quarter ended June 30, 2010).

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

The balloon payment for Loan B-2 also came due during the quarter ended March 31, 2013. The Note A loan and the Note B loan secured by the single purpose commercial use property were modified again using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was modified to a balance of $185,000, with a market interest rate of 5.50%, for a 30-year term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was modified at its then current balance of $191,000 was charged-off. This charged-off amount equaled the amount of the Note B loan balance in March 2011 ($169,000) plus that portion of the Note A loan having a balance in March 2011 that was charged-off during the period ended June 30, 2012 ($22,000). As noted above, the balance of Loan B-2 was paid off in the September 2014 quarter. In the December 31, 2014 quarter, the principal balance of Loan B-1was reduced by $335,000 from a personal cash payment by the co-borrowers.

•	Loan Relationship E. At December 31, 2014, this Loan Relationship was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $263,000. At June 30, 2014, Loan Relationship E was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $276,000. The loans are secured by nonresidential warehouse properties. There are no personal guarantees or co-borrowers on these loans. As described below, these loans were previously restructured using the Note A/B split note strategy. The first loan (a Note A loan) is included in the above table in “Accruing restructured loans” at December 31, 2014 and June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the Note A loan was classified as “Nonresidential real estate, Watch” at December 31, 2014 and “Nonresidential real estate, Substandard” at June 30, 2014. As of September 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive monthly payments made on time. Also, recent appraisals indicated that the loan to value complied with the bank’s current underwriting standards; the cash flows of the properties securing the loan indicated that the debt service coverage ratio complied with the bank’s current underwriting standards. The Note A loan in Loan Relationship E was performing in accordance with its terms at December 31, 2014. A more detailed history of Loan Relationship E follows.

Loan Relationship E was originally comprised of one loan. The loan was restructured in April 2010. At June 30, 2010, the charge-off to the general allowance for loan losses, based upon a then current independent appraisal, was $308,000. The restructured loan had payments deferred for one year, while accruing interest at a market rate. This loan was scheduled to undergo an interest rate and payment reset in February 2011. There were no personal guarantees or co-borrowers on this loan. At the time of the loan adjustment period, it became apparent that the borrower would have difficulty making the required monthly payments beginning in February 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the Note A/B split note strategy in March 2011. The terms of the Note A loan were calculated using the borrower’s then current financial information to yield a payment having a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s normal underwriting standards. A restructuring fee of $9,000 was charged and included in the Note B loan at March 31, 2011. The Note A loan had a balance of $569,000, put on nonaccrual, classified as substandard and was reported as a TDR. The Note B loan had a balance of $508,000, which was charged-off in the quarter ended March 31, 2011. This charged-off amount was inclusive of the previous specific reserve of $308,000 recorded during the period ended June 30, 2010. During the quarter ended March 31, 2013, the balloon payments for these loans became due. At that time, the Bank had been reviewing the cash flow of the property on a monthly basis and verified that the cash flows had not changed. An independent appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in February 2013, and the appraised value of the property had decreased to $910,000 from $997,000 in February 2011. The loans were refinanced into two loans, again using the Note A/B split note strategy. The first loan (a Note A loan) had a balance of $519,000 with a market interest rate of 5.50%, for a 30- year term and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $507,000 and was charged-off. This charged-off amount equaled the amount of the Note B loan originated in March 2011. In the quarter ended December 31, 2013, the borrower sold one of the four nonresidential properties securing the Note A loan and the Note B loan. The Bank received the net proceeds of $227,000 from this sale and applied these net proceeds to the balance of the Note A loan.

•	Loan Relationship F. At December 31, 2014 and June 30, 2014, Loan Relationship F was comprised of two loans (a Note A loan and a Note B loan) having an aggregate carrying value of $431,000 and $437,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. At December 31, 2014 and June 30, 2014, the Note A loan is not included in the above table as “Accruing restructured loans”. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the Note A loan is classified as “Multi-family real estate, Watch” at December 31, 2014 and June 30, 2014. As of June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loans indicated that the loan to value ratio of the loans complied with the bank’s underwriting standards, and the cash flow analysis performed on the loans from updated financial information indicated that the debt service coverage ratio complied with the bank’s underwriting standards. The Note A loan in Loan Relationship F was performing in accordance with its terms at December 31, 2014. A more detailed history of Loan Relationship F follows.

The original loan was initially restructured using the Note A/B split note strategy in June 2010 based on an 80% loan-to-value ratio derived from an April 2010 independent appraisal. The first loan (Note A loan) had a balance of $631,000 with a market interest rate of 5.50%, for a 25-year term, based on a 3/1 ARM. This loan was put on nonaccrual and classified as substandard. The second loan (a Note B loan) had a balance of $216,800 and there was a specific reserve established for the entire amount of the loan. The borrower was a corporate entity, with two principals, each of whom individually was a co-borrower of the loans. At December 31, 2010, the first loan was 160 days delinquent. The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multi-family residential real estate and the single-family real estate. The personal problems between the borrowers also resulted in the borrowers’ inability to make the required personal cash infusions. In the latter part of 2010 and into early 2011, one of the borrowers effectively took control of the multi-family residential real estate and the single-family real estate, and brought the business current with respect to property taxes, deposit refunds to former tenants, and made required monthly loan payments in January and February 2011. Other than the January and February 2011 loan payments, the borrowers were unable to make payments to bring the loan current. Based upon those developments, management completed a detailed analysis of the total lending relationship with the borrowers. As a result of this analysis, these loans were again restructured, using the Note A/B split note strategy in March 2011. The terms of first loan (a Note A loan) were calculated using the borrowers’ then current financial information to yield a payment having a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s normal underwriting standards. A restructuring fee of $7,000 was charged and included in the second loan (a Note B loan) at March 31, 2011. After the restructuring in March 2011, the Note A loan had a balance of $475,000, was put on nonaccrual, classified as substandard and reported as a TDR. The Note B loan had balance of $405,000. The full amount of the Note B loan was charged-off in the quarter ended March 31, 2011, inclusive of the previous specific reserve of $216,800 from December 31, 2010. A two year balloon payment was due in March 31, 2013 on the loans unless the borrower refinanced the loans to a market rate loan at that time. During the quarter ended December 31, 2012, as a result of the continued personal problems of the co-borrowers, the two loans were modified with one of the borrowers who had taken control of the two properties in early 2011. The other borrower relinquished all of its interest in the two properties. However, in addition to the one borrower retained on the loan, two other borrowers were added to the loans to provide managerial strength to the relationship and increase property’s income potential. The Bank had been reviewing the cash flow of the property on a monthly basis and determined that the cash flows had improved due to the borrowers’ enhanced managerial ability. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in December 2012, and the appraised value of the properties had decreased to $730,000 from $774,000 in February 2011. During the quarter ended December 31, 2012, the two loans were modified, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan was modified to a market interest rate of 5.50%, with no increase in the principal balance ($453,000). The term of the loan was also reduced to 324 months from the remaining term of 339 months. Even with the higher market interest rate and the shorter term of the loan, the debt service coverage ratio is above 1.20x, which complied with the Bank’s current loan underwriting standards. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in March 2011, and therefore, the charge off amount ($405,000) remained the same as in March 2011. However, the interest rate was reduced to 0%, as the loan had been charged-off.

•	Loan Relationship H. At December 31, 2014 and June 30, 2014, Loan Relationship H was comprised of three loans having an aggregate carrying value of $960,000 and $1.0 million, respectively. At December 31, 2014 and June 30, 2014, Loan H-1, which was previously restructured using the Note A/B split note strategy, had an aggregate carrying value of $716,000 and $723,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability corporation and the two co-borrowers are the principals of the limited liability corporation. At December 31, 2014 and June 30, 2014, Loan H-1 is not included in the above table as “Accruing restructured loans”. In the “Credit Risk Profile by Internally Assigned Grade” table on pages 39 and 40, Loan H-1 is classified as “Multi-family residential real estate, Watch” at December 31, 2014 and June 30, 2014. As of June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate. During the quarter ended June 30, 2013 the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At December 31, 2014 and June 30, 2014, the balance of Loan H-2 was $245,000 and $257,000, respectively. Loan H-2 is not included in the above table as “Accruing restructured loans” at December 31, 2014 and June 30, 2014. At December 31, 2014 and June 30, 2014, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on pages 39 and 40. At December 31, 2014, Loan H-1 was performing in accordance with its terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship H-1 follows.

During the quarter ended September 30, 2008, Loan Relationship H was comprised of one loan with a carrying value of $1.3 million. and classified as special mention. In the quarter ended June 30, 2009, the co-borrowers approached the Bank and advised that the only co-borrower who was employed had experienced a substantial salary reduction. The borrowers requested an interest rate reduction to 3% and interest only payments for three years. Independent appraisals were ordered and received and reflected that the properties on which the Bank had a first and second lien position had an aggregate value of $1.5 million. The loan was classified as substandard, placed on nonaccrual, and reported as a TDR. Due to the reduced interest rate, a specific valuation of $123,000 was established for the loan through a charge-off to the general allowance. Under the loan’s modified terms, the interest rate was to reset to 5.75% on June 1, 2012. In June 2012, the borrowers approached the Bank and advised it that the properties’ cash flow could not service the increase in interest rate. Independent appraisals were ordered and received in June 2012 and reflected that the properties on which the Bank had a first lien position had a value of $978,000. As a a result, the Bank recorded a charge-off of $481,000, inclusive of the $123,000 specific allocation previously established, to reflect the carrying value of the loan at $744,000. The one loan performed in accordance with its restructured terms until the September 30, 2012 quarter, when the borrowers again approached the Bank and advised it that the properties’ cash flow could not service the loan. Therefore, the one loan was restructured using the Note A/B split note strategy. The first loan (a Note A loan) was for $748,000, with a market rate of interest of 5.00%, for a 30-year term and a three year balloon payment. The carrying value of this loan was placed on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was for $515,000 (inclusive of the $481,000 that was charged-off in the June 30, 2012 quarter) and was charged-off. The interest rate was reduced to 0% as the loan had been charged-off. As noted above, as of December 31, 2014, Loan H-1 has been performing in accordance with its restructured terms since September 30, 2012.

•	Loan Relationship J. At December 31, 2014 and June 30, 2014, this relationship was comprised of two loans having an aggregate carrying value of $1.6 million. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that is contiguous to the nonresidential real estate and is zoned for commercial development. Loan J-2 is secured by a first mortgage on six one-to four-family non owner-occupied residential properties and an 80 acre tract of land. Two of the Loan J-1 borrowers are corporate entities, each of whose principals individually signed as co-borrowers. One of the Loan J-2 borrowers is a corporate entity whose principal individually signed as a co-borrower. At December 31, 2014 and June 30, 2014, Loan J-1 is included in the above table in “Nonaccrual, Nonresidential Real Estate”. At December 31, 2014 and June 30, 2014, Loan J-2 is not included in the Nonaccrual table. At December 31, 2014 and June 30, 2014, Loan J-1 was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2014 and June 30, 2014, Loan J-2 was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2014, Loan J-1 was performing in accordance with its restructured terms, and J-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship J follows.

During the quarter ended June 30, 2013, the co-borrowers of Loan J-1 approached the Bank and advised it that the entity buying the nonresidential real estate portion of this property on land contract was vacating the premises. The contract buyers also stated they were unable to make the contract loan payments. The co-borrowers had been using the payments from this land contract to make loan payments to the Bank. The Bank ordered an independent appraisal of the nonresidential real estate and the contiguous 1.753 acre tract of land. The appraised value, received in June 2013, totaled $1.1 million, $720,000 for the nonresidential real estate property, and $390,000 for the 1.753 acres tract of land. This was a decrease from the April 2007 aggregate appraised value of $1.6 million. At that time, it was determined that the co-borrowers were able to pay $1,550 per month for the monthly real estate taxes and $3,450 per month on Loan J-1. Therefore, in the June 30, 2013 quarter, Loan J-1, with a carrying value of $869,000, net of the charge off amount of $161,000, was put on nonaccrual and classified as substandard and was reported as a TDR. The carrying value and the charge off amount were determined by an impairment analysis using 80% of the appraised value of the nonresidential real estate plus 75% of the appraised value of the 1.753 acre tract of land. Subsequent to June 30, 2013, the borrowers signed a purchase agreement with an unrelated third party for the nonresidential real estate property at a sales price that would enable any unpaid principal balance to be fully collateralized by the remaining collateral. During the quarter ended March 31, 2014, the purchase agreement expired and the potential purchaser determined not to purchase the property. At the time of this filing, the borrowers are pursuing other possible sale or refinance opportunities for this property.

•	Loan Relationship K. At December 31, 2014 and June 30, 2014, this Loan Relationship was comprised of seven loans having an aggregate carrying value of $1.4 million and $1.5 million, respectively. At December 31, 2014 and June 30, 2014 Loan K-1 had an aggregate carrying value of $730,000 and $735,000, respectively, and is secured by 11 one-to four-family non-owner occupied properties and one multi-family property. As further described below, Loan K-1 was previously restructured using the Note A/B strategy. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-5 is secured by a first mortgage on the principal residence of the two individual co-borrowers. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence the two individual co-borrowers. Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence the two individual co-borrowers. One of the Loan K-1 co-borrowers is a corporate entity, each of whose principals, together with their respective spouses, is a co-borrower. Two of the Loan K-2 and K-3 co-borrowers are individual co-signors. Loan K-5 co-borrowers are individually signed. One of the Loan K-6 and K-7 co-borrowers is a corporate entity whose principal, together with their spouse, is co-borrower.

At December 31, 2014 and June 30, 2014, Note A of Loan K-1 is included in the above table in “Accruing Restructured Loans.” At December 31, 2014 and June 30, 2014, Loans K-2, K-3, K-5, K-6, and K-7, are not included in the above nonaccrual table because these loans were performing in accordance with their original terms. At December 31, 2014 and June 30, 2014, the Note A loan of Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2014 and June 30, 2014, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2014 and June 30, 2014, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2014 and June 30, 2014, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2014 and June 30, 2014, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2014 and June 30, 2014, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At December 31, 2014, the Note A loan of Loan K-1 was performing in accordance with its restructured terms, and Loans K-2, K-3, K-5, K-6, and K-7, were performing in accordance with their original terms. A more detailed history of Loan K-1 follows.

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

Loan K-1 was restructured again utilizing the Note A/B split note strategy during the quarter ended December 31, 2013 due to the balloon payment described above. The first loan (a Note A loan) was for $809,000 with the market rate of interest of 5.50% and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $415,000 and was charged-off and the interest rate reduced to 0%. In March 2014, the borrowers sold one of the rental properties and the net proceeds of $65,000 were applied to Loan K-1, reducing the loan’s principal balance to $739,000. Therefore, at December 31, 2014, there were a total of 12 rental properties remaining as collateral for this loan. In the December 31, 2013 quarter, Loan K-4 was paid in full.

•	Loan Relationship L. At December 31, 2014 and June 30, 2014, this Loan Relationship was comprised of one loan having an aggregate carrying value of $286,000 and $304,000, respectively. This loan is secured by a first mortgage on two one-to four-family non-owner occupied properties and two nonresidential properties. The borrowers are husband and wife who jointly own these properties. Each of the borrowers is also a co-borrower on the loan. The loan is included in the above table in “Nonaccrual restructured loans, Nonresidential real estate” as of December 31, 2014 and June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, this loan is classified as “Nonresidential real estate, Substandard” at Decenber 31, 2014 and June 30, 2014, and is reported as a TDR. This loan was performing in accordance with its restructured terms at December 31, 2014. A more detailed history of Loan Relationship L follows.

This Loan Relationship was originally comprised of two loans originated in the first quarter of 2008 and had an aggregate net carrying value of $743,000 at March 31, 2008. In early 2011, the borrowers began to experience cash flow problems because a major tenant in one of the nonresidential properties was making sporadic rental payments. At June 30, 2011, the two loans were not 30 days delinquent; nevertheless, the Bank ordered independent appraisals on the properties securing the loan due to the underlying cash flow problems. The appraisals were received in June 2011 and reflected a total value of $676,000 compared to the original November 2007 appraised value of $1.2 million. At September 30, 2011, one of the loans was 30 days delinquent at which time management determined to establish an impairment of $93,000. Based on the then most recent appraisal indicating a known loss and the borrowers’ cash flow problems, in the quarter ending December 31, 2011, management determined to refinance the two loans into one loan at a below market interest rate. A charge-off of $124,000, inclusive of the impairment established in the September 30, 2011 quarter, was also recorded. As part of the Bank’s ongoing monitoring and impairment analysis, the Bank obtained new appraisals on all five properties relating to this loan relationship in the quarter ended June 30, 2013. The total value of these new appraisals was $680,000, reflecting an increase of $4,000 from the appraisals completed in June 2011. In the quarter ended September 30, 2013, the borrowers received an offer from a qualified buyer to purchase one of the nonresidential properties for $182,000. This property had appraised for $185,000 in June 2013. Based on the anticipated net proceeds from the sale to be applied to the loan’s principal balance, the Bank increased the charge off amount on this loan to $154,000 as of December 31, 2013. In January 2014, the property was sold and net proceeds of $65,000 were applied to the principal balance of the loan.

•	Loan Relationship M. At December 31, 2014 and June 30, 2014, Loan Relationship M was comprised of two loans having an aggregate carrying value of $1.7 million and $2.3 million, respectively. The loans are secured by a first mortgage on two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and step mother of one of the co-borrowers. At December 31, 2014 and June 30, 2014, Loans M-1 and M-2 are included in the above table in “Nonaccrual, Nonresidential Real Estate”. At December 31, 2014 and June 30, 2014, Loans M-1 and M-2 were classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2014, the Bank had entered into a payment plan agreement with the borrowers to bring current loan payments that were not paid in November and December 2013, and real estate taxes due during the quarter ended March 31, 2014. At September 30, 2014, the borrowers had successfully complied with the payment plan agreement from March 31, 2014 and both loans were current. Additionally, subsequent to June 30, 2014, the real estate taxes due during the March 31, 2014 quarter, were paid. However, at September 30, 2014, the real estate taxes that were due in July 2014 were not paid. Also, subsequent to the quarter ending September 30, 2014, due to cash flow issues caused by inclement weather during the month of October 2014, the payments due for October 2014, were not made and, as of the date of the filing of this Form 10-Q, have not been paid. During the December 31, 2014 quarter, the real estate taxes that were due in July 2014 were still not paid, and the loan payments due for October, November, and December 2014 were not paid. The Bank met with the husband and wife co-borrowers during the December 31, 2014 quarter. The co-borrowers advised the Bank that they would not be able to make the past due payments and the past due real estate taxes, because of the inclement weather during the quarter, until the golf season opened in Spring, 2015. Because of these developments, the Bank performed another impairment analysis of these two loans. While the appraisals of the properties show no need for an impairment, the Bank further analyzed the cash flow of the golf courses. After this analysis, the Bank determined that an impairment of $466,000 was needed and a chargeoff of $466,000 was established for this loan relationship. The Bank continues to work with the borrowers and co-borrowers of this relationship. A more detailed history of Loan Relationship M follows.

Loan M-1 originated in December 2007 and Loan M-2 originated in July 2009 each with a 20 year term. Under each loan’s terms, payments are due from April through December of each year; no payments are required in January, February and March of each year. Due to reduced cash flows resulting from inclement weather, in December 2013, the co-borrowers advised the Bank that they would pay the amounts due for November and December 2013 in February and March 2014, respectively. Due to the continuation of the severe winter weather and resultant reduced cash flows, borrowers were unable to make the payment due in February 2014 and were unable to make the real estate tax payment due during the period ended March 31, 2014. As a result of the failure to make the November payment, the decrease in cash flow and the borrowers’ failure to pay real estate taxes, the Bank had both properties appraised. The appraisals were received in March 2014 and reflected an aggregate decrease in value of approximately $500,000 as compared to their March 2009 appraised value. Based on the new appraised value, there was no known loss to the Bank. The Bank also performed an impairment analysis on each loan in March 2014 resulting in an aggregate impairment of $41,000. In March 2014, the Bank and the co-borrowers agreed to a revised repayment plan to bring all payments, and real estate taxes due, but not paid during the period ended March 31, 2014, current by July 31, 2014. At June 30, 2014, an impairment analysis was performed. The impairment analysis showed that no impairment was needed on either Loan M-1or Loan M-2.

•	Loan Relationship N. At December 31, 2014 and June 30, 2014, Loan Relationship N was comprised of four loans having an aggregate carrying value of $713,000 and $714,000, respectively. Loan N-1 is secured by a single family, non-owner occupied property located on 13 acres, and by another single family, non-owner occupied property on a .52 acre lot. The carrying value of loan N-1 is $251,000. Loan N-2 is secured by land, on which there is a 17 lot residential development. The carrying value of Loan N-2 is $168,000. Loan N-3 and Loan N-4 are secured by a single family non-owner occupied property, located on 51 acres, with Loan N-3 being the first mortgage on this property and Loan N-4 being a home equity line of credit secured by a second mortgage on this property. The carrying value of loan N-3 and N-4 are $222,000 and $72,000, respectively. The borrower of Loan N-1 is a corporate entity, each of whose principals, along with their spouses, have individually signed as a co-borrower. The borrower of Loan N-2 is a corporate entity, with one of the principals individually signed as a co-borrower. In addition, the wife, father, and mother of the principal who individually signed, have individually signed as co-borrowers. The borrowers of Loans N-3 and N-4 are a husband and wife who are also co-borrowers on Loans N-1 and N-2. Loans N-1and N-3 are included in the above table in “Nonaccrual, one- to-four Family, Non-owner Occupied” Loans as of December 31, 2014. Loan N-2 is included in the above table in “Nonaccrual, Land loans” as of December 31, 2014. Loan N-4 is included in the above table in “Nonaccrual, Consumer loans” as of December 31, 2014. Loans N-1, N-2, N-3, and N-4 were not included in any nonaccrual table as of June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40 Loans N-1 and N-3 are classified as “one-to-four Family, Non-owner Occupied, Substandard” at December 31, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40 Loan N-2 is classified as “Land, Substandard” at December 31, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40 Loan N-4 is classified as “Consumer, Substandard” at December 31, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40 Loans N-1 and N-3 are classified as “one-to-four Family, Non-owner Occupied, Special Mention” at June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40 Loan N-2 is classified as “Land, Special Mention” at June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40 Loan N-4 is classified as “Consumer, Special Mention” at June 30, 2014. These loans were not performing in accordance with their original terms at December 31, 2014. A more detailed history of Loan Relationship N follows.

Loan N-1 originated in March, 2009. The purpose of Loan N-1 was to purchase a 13 acre tract of land on which there was a single family residence. This loan is secured by this property as well as another single family residence on a one acre lot. The plan was to sell the house and one acre used as primary security for this loan, and then use the additional 12 acres for residential development. The original appraisals for the properties used as the primary security for this loan totaled $283,000 and the appraisal for the property used as additional security was $105,000. The single family residence on the one acre tract used as additional security was destroyed by fire in December 2013. Another single family residence on another one of the 12 acres replaced, as additional security, the original single family residence used as additional security. This replacement property was owned by one of the principals and his the father. The value of this replacement property was $135,000 based on an appraisal dated February 2014. Because the loan went 90 days delinquent, the Bank reappraised all of the properties in December, 2014. These values totaled $352,500 compared to the original appraised aggregate value of $418,000. This loan had a market rate of interest with monthly interest only payments. The original term of this loan was one year, and was renewed for an additional five years in 2010, with a maturity date of March 2015. Because of market conditions, the borrower was unable to sell the single family residence on one acre and was unable to develop the additional 12 acres for residential development. In the December 2014 quarter, the borrower was not able to make the monthly payments due to difficulties with other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. Loan N-1 was put on nonaccrual and classified as substandard. The Bank is in regular contact with the borrower and co-borrowers and the borrower continues to try to sell the properties. If the borrower is not able to sell the properties within a reasonable time as determined by the Bank, legal action may be taken.

Loan N-2 originated in November 2012. The purpose of Loan N-2 was to refinance two existing loans at the Bank, on a 19 lot residential development, with the proceeds from the sale of the lots to be used to pay back the loan. This property appraised for $483,000 in 2012. During the previous two years, the borrower was able to sell two of the 19 lots. Because the loan went 90 days delinquent, the Bank updated the appraisal in December 2014, based on 17 lots. The updated appraised value was $300,000. This loan had a market rate of interest with monthly interest only payments. The original term of this loan was three years, with a maturity date of December 2015. Because of market conditions, the borrower was not able to sell the lots in a timely manner. In the December 2014 quarter, the borrower was not able to make the monthly payments, due to other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. Loan N-2 was put on nonaccrual and classified as substandard. The Bank is in regular contact with the borrower and co-borrowers and the borrower continues to try to sell the residential lots. If the borrower is not able to sell the properties within a reasonable time as determined by the Bank, legal action may be taken.

Loan N-3 and Loan N-4 were originated in April 2007 and June 2008, respectively. The purpose of loan N-3 was to refinance and purchase an additional 33acres of adjoining property and the purpose of loan N-4, which is an equity line of credit, was used to buy a single family rental property. Loans N-3 and N-4 are secured by the same property, which is a single family residence and 50.57 acres of land. This property appraised for $405,000 in March 2007 and $406,000 in February 2008. Because the loan went 90 days delinquent, the Bank updated the appraisal on this property in December 2014. The updated appraised value was $378,000. In the December, 2014 quarter, the borrowers were not able to make the monthly payments, mainly because of other business ventures of the borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. Loans N-3 and N-4 were put on nonaccrual and classified as substandard. The Bank is in regular contact with the borrowers and the borrowers continue to try to sell the property. If the borrowers are not able to sell the property within a reasonable time as determined by the Bank, legal action maybe taken. An impairment analysis showed that no impairment was needed on Loans N-1, N-2, N-3, or N-4.

The following table summarizes all Note A/B format loans at December 31, 2014:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$97	$21	$118	1	1
Nonresidential real estate	2,155	3,285	5,440	4	4
Multi-family residential real estate	1,876	1,335	3,211	3	3
Total (1)	$4,128	$4,641	$8,769	8	8

(1)	Included in this total are an aggregate of $2.9 million comprised of Note A loans and $4.1 million comprised of Note B loans that are included in the discussion of Loan Relationships B, E, F, H and K.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At December 31, 2014
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(in thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to four-family residential real estate	$888	$1,262	$2,150	$-	$2,150	20	$2,307
Multi-family residential real estate	1,646	-	1,646	-	1,646	6	2,055
Nonresidential real estate	2,722	1,073	3,795	120	3,675	8	4,083
Total	$5,256	$2,335	$7,591	$120	$7,471	34	$8,445

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2014		Six Months Ended December 31, 2014
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$7,975	33	$9,889	39
Additions to TDR	8	1	8	1
Charge-offs	(8)	-	(8)	-
Removal of TDRs(1)	-	-	(1,844)	(6)
Payments	(504)	-	(574)	-
Ending balance	$7,471	34	$7,471	34

(1)	The removal of these loans from TDR was due to payoffs of the loans and loans eligible for TDR removal during the six months ended December 31, 2014.

Loans that were included in TDRs at December 31, 2014 and June 30, 2014 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Six of these loans, with an aggregate carrying value of $5.2 million at December 31, 2014, also have balloon payments due at the end of their lowered interest rate period. At December 31, 2014, there were 23 loans with an aggregate carrying value of $5.3 million with required principal and interest payments and three loans with required interest only payments. At June 30, 2014, there were 27 loans having an aggregate carrying value of $7.7 million with required principal and interest payments and three loans with required interest only payments.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At December 31,
	2014	2013
	(In thousands)
Special mention assets	$4,381	$3,769
Substandard assets	13,265	22,298
Total classified assets	$17,646	$26,067

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at December 31, 2014 and at June 30, 2014.

At December 31, 2014:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$111,547	$32,980	$8,284	$16,167	$28,816	$3,861	$1,676	$7,035	$210,366
Watch	5,282	1,197	5,210	3,644	9,313	—	491	1,840	26,977
Special mention	346	161	443	334	2,203	—	890	4	4,381
Substandard	3,510	478	1,007	1,646	6,437	—	185	2	13,265
Total	$120,685	$34,816	$14,944	$21,791	$46,769	$3,861	$3,242	$8,881	$254,989

At June 30, 2014:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$104,266	$32,898	$9,210	$16,573	$29,539	$2,880	$1,591	$5,951	$202,908
Watch	6,067	913	4,531	3,867	9,001	-	723	2,019	27,121
Special mention	370	120	753	342	2,368	-	1,057	-	5,010
Substandard	3,783	738	504	2,863	7,861	-	20	-	15,769
Total	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At December 31, 2014		At June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$1,737	$133	$1,590	$165
Consumer	221	13	175	119
One- to four-family mortgage – nonowner-occupied	245	296	304	809
Multi-family mortgage	—	—	342	—
Nonresidential real estate mortgage – commercial and office buildings	—	1,734	161	75
Construction	—	—	—	—
Land	—	—	—	168
Commercial and agricultural	7	4	12	—
Total	$2,210	$2,180	$2,584	$1,336

The following table illustrates the changes to the allowance for loan losses for the three and six months ended December 31, 2014:

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four- family Non- owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2014:	$1,325	$564	$162	$892	$2,555	$7	$20	$39	$5,564
Charge offs	(15)	(76)	-	-	(466)	-	-	-	(557)
Recoveries	4	23	9	-	-	-	-	1	37
Provision (credit)	21	77	(19)	(296)	249	6	(3)	1	36
Ending Balance:	$1,335	$588	$152	$596	$2,338	$13	$17	$41	$5,080
Allowance for Credit Losses:
Balance, July 1, 2014:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459
Charge offs	(27)	(99)	(3)	-	(466)	-	-	-	(595)
Recoveries	61	47	60	-	1	-	-	2	171
Provision (credit)	105	76	(106)	(333)	295	8	(2)	2	45
Ending Balance:	$1,335	$588	$152	$596	$2,338	$13	$17	$41	$5,080

Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120

Balance, Collectively Evaluated	$1,335	$588	$152	$596	$2,218	$13	$17	$41	$4,960

Financing receivables:
Ending balance	$120,685	$34,816	$14,944	$21,791	$46,769	$3,861	$3,242	$8,881	$254,989

Ending Balance: individually evaluated for impairment	$3,510	$477	$665	$1,646	$6,341	$-	$185	$-	$12,824

Ending Balance: collectively evaluated for impairment	$110,438	$30,998	$13,855	$20,145	$40,267	$3,861	$3,033	$8,502	$231,099

Ending Balance: loans acquired with deteriorated credit quality	$6,737	$3,341	$424	$-	$161	$-	$24	$379	$11,066

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At December 31,			At June 30,
	2014			2014
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,487	29.3%	53.2%	$1,397	25.6%	51.6%
Multi-family real estate	596	11.7	8.6	929	17.0	9.4
Nonresidential real estate	2,338	46.0	18.3	2,508	46.0	19.5
Land	17	0.3	1.3	19	0.3	1.4
Agricultural	-	-	2.1	-	-	1.4
Commercial	41	0.8	1.3	37	0.7	1.8
Consumer	588	11.6	13.7	564	10.3	13.8
Construction	13	0.3	1.5	5	0.1	1.1
Total allowance for loan losses	$5,080	100.0%	100.0%	$5,459	100.0%	100.0%
Total loans	$254,989			$250,808

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $21.0 million at December 31, 2014 and $25.0 million at June 30, 2014. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $68.5 million at December 31, 2014. Total securities classified as available-for-sale were $176.6 million at December 31, 2014. In addition, at December 31, 2014, we had the ability to borrow a total of approximately $98.6 million from the Federal Home Loan Bank of Indianapolis.

At December 31, 2014, we had $32.6 million in loan commitments outstanding, consisting of $2.6 million in mortgage loan commitments, $24.7 million in unused home equity lines of credit, $4.8 million in commercial lines of credit and $500,000 in other loan commitments. Certificates of deposit due within one year of December 31, 2014 totaled $94.3 million. This represented 59.4% of certificates of deposit at December 31, 2014. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2014.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2014:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	$61,780	24.73%	$9,993	4%	$14,989	6%
Total capital to risk-weighted assets	64,927	25.99%	19,985	8%	24,981	10%
Tier 1 capital to adjusted total assets	61,780	12.27%	20,140	4%	25,175	5%
Tangible capital to adjusted total assets	61,780	12.27%	7,553	1.5%	NA	NA

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

For the three months ended December 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net economic value of equity at September 30, 2014, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
300	$82,188	$(45)	(0.05)%	16.66%
200	83,129	896	1.09%	16.44%
100	84,068	1,835	2.23%	16.18%
0	82,233	—	—	15.40%
(100)	82,103	(130)	(0.16)%	15.09%
(200)	99,793	17,560	21.35%	19.86%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of the Company’s common stock during the quarter ended December 31, 2014 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
10/1/2014 - 10/31/2014	38,000	$11.80	38,000	29,611
11/1/2014 - 11/30/2014	25,967	$12.02	25,967	3,644
12/1/2014 - 12/31/2014	3,644	$12.20	3,644	-
Total	67,611	$11.91	67,611

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: February 13, 2015	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date: February 13, 2015	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer