Form 10-Q
period 2015-03-31
United Community Bancorp
filed 2015-05-15
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-54876

United Community Bancorp

(Exact name of registrant as specified in its charter)

Indiana	36-4587081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

92 Walnut Street, Lawrenceburg, Indiana	47025
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

As of May 12, 2015, there were 4,631,439 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	March 31, 2015	June 30, 2014
Assets

Cash and due from banks	$1,709	$5,265
Interest-earning deposits in other financial institutions	21,849	19,705
Cash and cash equivalents	23,558	24,970

Investment securities:
Securities available for sale - at estimated market value	48,786	39,965
Securities held to maturity - at amortized cost	30,175	337
Mortgage-backed securities available for sale - at estimated market value	127,016	179,017
Investment securities	205,977	219,319

Loans receivable, net	253,885	244,384
Loans available for sale	-	138

Property and equipment, net	7,021	7,115
Federal Home Loan Bank stock, at cost	5,339	6,588
Accrued interest receivable:
Loans	887	806
Investments and mortgage-backed securities	970	828
Other real estate owned, net	328	598
Cash surrender value of life insurance policies	17,328	16,927
Deferred income taxes	2,771	3,510
Prepaid expenses and other assets	1,435	2,213
Goodwill	2,522	2,522
Intangible asset	457	547
Total assets	522,478	$530,465

Liabilities and Stockholders' Equity

Deposits	$431,682	$439,636
Advances from FHLB	13,000	15,000
Accrued interest on deposits	11	14
Accrued interest on FHLB advance	11	11
Advances from borrowers for payment of insurance and taxes	487	228
Accrued expenses and other liabilities	5,456	2,646
Total liabilities	450,647	457,535

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at March 31, 2015 and June 30, 2014; 4,634,608 and 4,959,842 shares outstanding at March 31, 2015 and June 30, 2014, respectively	51	51
Additional paid-in capital	51,306	51,044
Retained earnings	29,564	28,581
Less shares purchased for stock plans	(3,204)	(3,504)
Treasury Stock, at cost - 514,956 and 189,722 shares at March 31, 2015 and June 30, 2014, respectively	(6,011)	(2,151)
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	125	(1,091)

Total stockholders' equity	71,831	72,930

Total liabilities and stockholders' equity	$522,478	$530,465

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2015	2014	2015	2014

Interest income:
Loans	$2,789	$2,847	$8,495	$8,916
Investments and mortgage-backed securities	993	905	2,855	2,363
Total interest income	3,782	3,752	11,350	11,279
Interest expense:
Deposits	497	560	1,631	1,846
Borrowed funds	60	62	186	162
Total interest expense	557	622	1,817	2,008

Net interest income	3,225	3,130	9,533	9,271

Provision for (recovery of) loan losses	(289)	75	(244)	(292)

Net interest income after provision for (recovery of) loan losses	3,514	3,055	9,777	9,563

Other income:
Service charges	643	594	2,024	1,889
Gain on sale of loans	41	15	101	141
Loss on sale of investments	(257)	-	(310)	-
Gain on sale of other real estate owned	76	(1)	147	6
Gain on sale of fixed assets	-	-	-	136
Income from bank owned life insurance	131	150	400	362
Subsidiary earnings	-	-	-	-
Other	49	129	178	416
Total other income	683	887	2,540	2,950

Other expense:
Compensation and employee benefits	2,042	1,804	5,772	5,424
Premises and occupancy expense	299	322	922	919
Deposit insurance premium	89	93	277	269
Advertising expense	76	61	289	239
Data processing expense	293	324	1,049	1,069
Provision for loss on real estate owned	-	-	-	1
Intangible amortization	30	35	90	110
Professional fees	136	151	609	667
Other operating expenses	390	416	1,165	1,250
Total other expense	3,355	3,206	10,173	9,948

Income before income taxes	842	736	2,144	2,565

Income tax provision	148	153	303	638

Net income	$694	$583	$1,841	$1,927

Basic and diluted earnings per share	$0.16	$0.12	$0.41	$0.40

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net income	$694	583	$1,841	$1,927

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	305	432	1,025	(9)

Reclassification adjustment for losses on securities available for sale included in income	158	-	191	-

Total comprehensive income	$1,157	$1,015	$3,057	$1,918

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	March 31,
(In thousands)	2015	2014

Operating activities:
Net income	$1,841	$1,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	321	307
Recovery of loan losses	(244)	(292)
Deferred loan origination costs	(62)	(45)
Amortization of premium on investments	1,995	2,807
Proceeds from sale of loans	3,207	9,952
Loans disbursed for sale in the secondary market	(2,968)	(9,394)
Gain on sale of loans	(101)	(141)
Amortization of intangible asset	90	110
Amortization of acquisition-related loan yield adjustment	(168)	(4)
Amortization of acquisition-related credit risk adjustment	-	(257)
Loss on sale of investment securities	310	-
Gain on sale of fixed assets	-	(136)
Provision for loss on real estate owned	-	1
Gain on sale of other real estate owned	(147)	(6)
Increase in cash surrender value of life insurance	(400)	(362)
Stock-based compensation	201	-
ESOP shares committed to be released	361	308
Deferred income taxes	(39)	180
Effects of change in operating assets and liabilities:
Accrued interest receivable	(223)	(50)
Prepaid expenses and other assets	778	288
Accrued interest	(3)	(2)
Accrued expenses and other	2,806	(74)

Net cash provided by operating activities	7,555	5,117

Investing activities:
Proceeds from maturity of available for sale investment securities	90	-
Proceeds from sale of available for sale investment securities	1,065	90
Proceeds from maturity of held to maturity securities	86	80
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	22,602	29,284
Proceeds from sale of mortgage-backed securities available for sale	44,225	-
Proceeds from sale of fixed assets	-	425
Proceeds from sale of other real estate owned	619	322
Purchases of available for sale investment securities	(9,155)	(4,498)
Purchases of held to maturity investment securities	(29,961)	-
Purchases of mortgage-backed securities available for sale	(15,917)	(35,425)
Proceeds from sale of Federal Home Loan Bank stock	1,249	-
Net (increase) decrease in loans	(9,229)	8,737
Purchase of bank owned life insurance	-	(3,205)
Capital expenditures	(227)	(870)

Net cash provided by (used in) investing activities	5,447	(5,060)

Financing activities:
Net increase (decrease) in deposits	(7,954)	12,906
Borrowings from Federal Home Loan Bank	5,000	5,000
Repayments of Federal Home Loan Bank advances	(7,000)	(5,000)
Dividends paid to stockholders	(859)	(812)
Repurchases of common stock	(3,860)	(1,217)
Net increase in advances from borrowers for payment of insurance and taxes	259	115

Net cash provided by (used in) financing activities	(14,414)	10,992

Net increase (decrease) in cash and cash equivalents	(1,412)	11,049

Cash and cash equivalents at beginning of period	24,970	16,787

Cash and cash equivalents at end of period	$23,558	$27,836

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. These financial statements should be read in conjunction the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2014, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2014.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.             EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of March 31, 2015 and June 30, 2014, the ESOP owned 205,747 and 237,893 shares of the Company’s common stock, respectively. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For each of the three and nine months ended March 31, 2015 and 2014 outstanding options to purchase 227,626 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Basic weighted average outstanding shares	4,428,861	4,814,774	4,478,328	4,855,390
Effect of dilutive stock options	—	—	—	—
Diluted weighted average outstanding shares	4,428,861	4,814,774	4,478,328	4,855,390

4.             STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $65,000 and $-0- for the three months ended March 31, 2015 and 2014, respectively and $201,000 and $-0- for the nine months ended March 31, 2015 and 2014, respectively. No stock-based compensation awards were granted during the three and nine months ended March 31, 2014.

5.             DIVIDENDS – On July 24, 2014, November 14, 2014 and February 12, 2015 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividends, totaling $859,000, were paid during the nine months ended March 31, 2015.

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

7.             SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes	$32	$522
Interest	$1,264	$2,010

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gain (loss) on securities designated as available for sale, net of tax	$1,216	$(9)
Transfers of loans to other real estate owned	$202	$277
Beginning of period adjustment from transfer of mortgage servicing rights from amortized cost method to fair value method, net of tax	$-	$45

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

The estimated fair values of the Company’s financial instruments at March 31, 2015 and June 30, 2014 are as follows:

	March 31, 2015		June 30, 2014
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks	$23,558	$23,558	$24,970	$24,970
Investment securities available for sale	48,786	48,786	39,965	39,965
Investment securities held to maturity	30,175	30,318	337	337
Mortgage-backed securities	127,016	127,016	179,017	179,017
Loans receivable and loans receivable held for sale	253,885	254,795	244,522	245,150
Accrued interest receivable	1,857	1,857	1,634	1,634
Investment in FHLB stock	5,339	5,339	6,588	6,588

Financial liabilities:
Deposits	431,682	432,644	439,636	440,849
Accrued interest payable	22	22	25	25
FHLB advances	13,000	13,071	15,000	15,041

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2015:

Mortgage-backed securities	$127,016	$—	$127,016	$—
Municipal Bonds	38,234	—	38,234	—
U.S. Government Agency Bonds	2,006	—	2,006	—
Small Business Admin	8,365	—	8,365
Other equity securities	181	181	—	—
Mortgage servicing rights	576	—	576	—

June 30, 2014:
Mortgage-backed securities	$179,017	$—	$179,017	$—
Municipal Bonds	37,815	—	37,815	—
U.S. Government Agency Bonds	1,992	—	1,992	—
Other equity securities	158	158	—	—
Mortgage servicing rights	722	—	722	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2015:

Other real estate owned	$328	$—	$328	$—
Impaired loans	12,533	—	12,533	—

June 30, 2014:
Other real estate owned	$598	$—	$598	$—
Loans held for sale	138	—	138	—
Impaired loans	15,445	—	15,445	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2015:
Financial assets:
Cash and interest bearing deposits	$23,558	$23,558	$—	$—
Investment securities held to maturity	30,318	—	30,318	—
Loans receivable and loans held for sale	254,795	—	254,795	—
Accrued interest receivable	1,857	—	1,857	—
Investment in FHLB stock	5,339	—	5,339	—
Financial liabilities:
Deposits	432,644	—	432,644	—
Accrued interest payable	22	—	22	—
FHLB advances	13,071	—	13,071	—

June 30, 2014:
Financial assets:
Cash and interest bearing deposits	$24,970	$24,970	$—	$—
Investment securities held to maturity	337	—	337	—
Loans receivable and loans held for sale	245,150	—	245,150	—
Accrued interest receivable	1,634	—	1,634	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	440,849	—	440,849	—
Accrued interest payable	25	—	25	—
FHLB advances	15,041	—	15,041	—

9.             INVESTMENT SECURITIES

Investment securities available for sale at March 31, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$127,355	$370	$708	$127,017
Municipal Bonds	37,667	720	153	38,234
U.S. Government Agency Bonds	2,000	6	—	2,006
Small Business Admin	8,364	—	—	8,364
Other equity securities	210	—	29	181
	$175,596	$1,096	$890	$175,802

Investment securities held to maturity at March 31, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$30,175	$251	$108	$30,318

Investment securities available for sale at June 30, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$180,563	$501	$2,047	$179,017
Municipal Bonds	38,000	479	664	37,815
U.S. Government Agency Bonds	2,000	—	8	1,992
Other equity securities	210	—	52	158
	$220,773	$980	$2,771	$218,982

Investment securities held to maturity at June 30, 2014 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$337	$—	$—	$337

The mortgage-backed securities, callable bonds and municipal bonds have the following maturities at March 31, 2015:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$175	$175	$57	$57
Due or callable in 1 - 5 years	114,748	114,454	194	205
Due or callable in 5 - 10 years	51,304	51,678	5,073	5,104
Due or callable in greater than 10 years	9,158	9,314	24,851	24,952
Total debt securities	$175,385	$175,621	$30,175	$30,318

All other securities available for sale at March 31, 2015 are saleable within one year.

Gross proceeds on the sale of investment and mortgage-backed securities were $14.1 million and $45,000 for the three months ended March 31, 2015 and 2014, respectively. Gross proceeds on the sale of investment and mortgage-backed securities were $45.3 million and $90,000 for the nine months ended March 31, 2015 and 2014, respectively. Gross realized gains for the three and nine months ended March 31, 2015 were $136,000 and $396,000, respectively. Gross realized losses for the three and nine months ended March 31, 2015 were $393,000 and $706,000, respectively. There were no gross realized losses for the three and nine months ended March 31, 2014.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2015:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Mortgage-backed securities	$22,371	$45	$52,739	$664	$75,110	$709
Municipal Bonds	17,608	183	2,946	77	20,554	260
U.S. Government agency bonds	-	-	-	-	-	-
Small Business Admin	8,364	-	-	-	8,364	-
Other equity securities	-	-	181	29	181	29
	$48,343	$228	$55,866	$770	$104,209	$998
Number of investments	47		25		72

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the nine months ended March 31, 2015:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2014	$547	$2,522
Amortization	(90)	-
Balance at March 31, 2015	$457	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of March 31, 2015:

April 1, 2015 through June 30, 2015	$28
2016	117
2017	117
2018	117
2019	78
$457

11.	DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and nine months ended March 31, 2015 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2015	$1,335	$588	$152	$596	$2,338	$13	$17	$41	$5,080
Charge offs	(13)	(27)	-	-	-	-	-	(2)	(42)
Recoveries	4	32	1	-	303	-	-	1	341
Provision (credit)	30	15	(18)	(74)	(253)	(2)	(1)	14	(289)
Ending Balance:	$1,356	$608	$135	$522	$2,388	$11	$16	$54	$5,090
Allowance for Credit Losses:
Balance, July 1, 2014:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459
Charge offs	(40)	(126)	(3)	-	(466)	-	-	(2)	(637)
Recoveries	65	79	61	-	304	-	-	3	512
Provision (credit)	135	91	(124)	(407)	42	6	(3)	16	(244)
Ending Balance:	$1,356	$608	$135	$522	$2,388	$11	$16	$54	$5,090

Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120

Balance, Collectively Evaluated	$1,356	$608	$135	$522	$2,268	$11	$16	$54	$4,970

Financing receivables:
Ending balance	$124,807	$34,645	$14,534	$19,424	$51,250	$2,799	$3,040	$8,455	$258,954

Ending Balance: individually evaluated for impairment	$3,404	$464	$662	$727	$7,211	$-	$185	$-	$12,653

Ending Balance: collectively evaluated for impairment	$114,814	$30,986	$13,531	$18,697	$43,882	$2,799	$2,831	$8,084	$235,624

Ending Balance: loans acquired with deteriorated credit quality	$6,589	$3,195	$341	$-	$157	$-	$24	$371	$10,677

For the year ended June 30, 2014 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(554)	(159)	(52)	(430)	(30)	-	(15)	(4)	(1,244)
Recoveries	436	133	3	644	29	-	24	3	1,272
Other adjustment	8	4	-	-	108	-	-	-	120
Provision (credit)	364	33	35	(571)	15	(5)	(7)	4	(132)
Ending Balance:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459

Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120

Balance, Collectively Evaluated	$1,196	$564	$201	$929	$2,388	$5	$19	$37	$5,339

Financing receivables:
Ending balance	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

Ending Balance: individually evaluated for impairment	$3,425	$544	$503	$2,863	$7,763	$-	$20	$-	$15,118

Ending Balance: collectively evaluated for impairment	$103,417	$30,358	$13,932	$20,782	$40,747	$2,880	$3,346	$7,453	$222,915

Ending Balance: loans acquired with deteriorated credit quality	$7,644	$3,767	$563	$-	$259	$-	$25	$517	$12,775

Federal regulations require us to review and classify our assets on a regular basis. In addition, the OCC has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify an asset as substandard, doubtful or loss, we analyze that asset and may establish a specific allocation for the asset at that time.

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b).

Credit Risk Profile by Internally Assigned Grade

At March 31, 2015

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$116,023	$32,961	$7,810	$16,275	$33,872	$2,799	$1,886	$6,668	$218,294
Watch	4,893	1,017	5,153	2,422	7,584	—	79	1,787	22,935
Special mention	487	203	570	—	2,487	—	890	—	4,637
Substandard	3,404	464	1,001	727	7,307	—	185	—	13,089
Total:	$124,807	$34,645	$14,534	$19,424	$51,250	$2,799	$3,040	$8,455	$258,954

Credit Risk Profile by Internally Assigned Grade

At June 30, 2014

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$104,266	$32,898	$9,210	$16,573	$29,539	$2,880	$1,591	$5,951	$202,908
Watch	6,067	913	4,531	3,867	9,001	—	723	2,019	27,121
Special mention	370	120	753	342	2,368	—	1,057	—	5,010
Substandard	3,783	738	504	2,863	7,861	—	20	—	15,769
Total:	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At March 31, 2015

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,269	$199	$263	$1,731	$123,076	$124,807
Consumer	179	61	72	312	34,333	34,645
One- to Four- Family Non-Owner Occupied Mortgage	438	425	483	1,346	13,188	14,534
Multi-family Residential Real Estate Mortgage	-	-	-	-	19,424	19,424
Non-Residential Real Estate	96	-	2,533	2,629	48,621	51,250
Construction	-	-	-	-	2,799	2,799
Land	-	-	168	168	2,872	3,040
Commercial and Agricultural	3	-	-	3	8,452	8,455
Total	$1,985	$685	$3,519	$6,189	$252,765	$258,954

Age Analysis of Past Due Loans Receivable

At June 30, 2014

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
Mortgage One- to Four- Family - Owner-Occupied	$1,590	$165	$440	$2,195	$112,291	$114,486
Consumer	175	119	7	301	34,368	34,669
One- to Four- Family Non-Owner-Occupied Mortgage	304	809	60	1,173	13,825	14,998
Multi-family Residential Real Estate Mortgage	342	—	1,200	1,542	22,103	23,645
Nonresidential Real Estate	161	75	829	1,065	47,704	48,769
Construction	—	—	—	—	2,880	2,880
Land	—	168	—	168	3,223	3,391
Commercial and Agricultural	12	—	—	12	7,958	7,970
Total	$2,584	$1,336	$2,536	$6,456	$244.352	$250,808

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

				For the three months ended March 31, 2015		For the nine months ended March 31, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	-	-	-	-	-	-	-
Non-Residential Real Estate	1,863	1,983	(120)	-	1,863	35	1,863
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$1,863	$1,983	$(120)	$-	$1,863	$35	$1,863

Impaired Loans

				For the three months ended March 31, 2015		For the nine months ended March 31, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$3,404	$3,908	$-	$11	$3,457	$34	$3,600
Consumer	464	1,001	-	1	471	5	521
One- to Four- Family Non-Owner Occupied Mortgage	662	662	-	-	664	-	508
Multifamily Residential Real Estate Mortgage	727	2,061	-	10	1,187	61	1,343
Non-Residential Real Estate	5,229	8,788	-	22	4,794	43	4,930
Construction	-	-	-	-	-	-	-
Land	185	192	-	-	185	-	130
Commercial and Agricultural	-	5	-	-	-	-	-
Total	$10,671	$16,617	$-	$44	$10,758	$143	$11,032

Impaired Loans

				For the three months ended March 31, 2015		For the nine months ended March 31, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$3,404	$3,908	$-	$11	$3,698	$34	$3,600
Consumer	464	1,001	-	1	550	5	521
One- to Four- Family Non-Owner Occupied Mortgage	662	662	-	-	431	-	508
Multifamily Residential Real Estate Mortgage	727	2,061	-	10	1,651	61	1,343
Non-Residential Real Estate	7,092	10,771	(120)	22	6,646	78	6,794
Construction	-	-	-	-	-	-	-
Land	185	192	-	-	102	-	130
Commercial and Agricultural	-	5	-	-	-	-	-
Total	$12,534	$18,600	$(120)	$44	$13,078	$178	$12,896

Impaired Loans

				For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With an allowance recorded:
One- to Four- Family - Owner-Occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	—	—	—	5	164
Multi-family Residential Real Estate Mortgage	—	—	—	56	2,535
Nonresidential Real Estate	1,867	1,987	(120)	52	2,115
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$1,867	$1,987	$(120)	$113	$4,814

Impaired Loans

				For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Without an allowance recorded:
One- to Four- Family - Owner-Occupied	$3,783	$4,380	$—	$65	$4,244
Consumer	634	1,163	—	25	591
One- to Four- Family Non-Owner Occupied Mortgage	504	617	—	25	874
Multi-family Residential Real Estate Mortgage	2,863	4,602	—	202	4,365
Nonresidential Real Estate	5,775	9,566	—	81	5,084
Construction	—	—	—	—	—
Land	19	28	—	—	24
Commercial and Agricultural	—	8	—	—	1
Total	$13,578	$20,364	$—	$398	$15,183

Impaired Loans

				For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
One- to Four- Family - Owner-Occupied	$3,783	$4,380	$—	$65	$4,244
Consumer	634	1,163	—	25	591
One- to Four- Family Non-Owner Occupied Mortgage	504	617	—	30	1,038
Multi-family Residential Real Estate Mortgage	2,863	4,602	—	258	6,900
Nonresidential Real Estate	7,642	11,553	(120)	133	7,199
Construction	—	—	—	—	—
Land	19	28	—	—	24
Commercial and Agricultural	—	8	—	—	1
Total	$15,445	$22,351	$(120)	$511	$19,997

The Bank did not have any investments in subprime loans at March 31, 2015. Impaired loans at March 31, 2015 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $7.5 million and a recorded investment of $7.4 million. See Note 12 for a discussion on TDRs.

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

The following tables summarize TDRs by loan type and accrual status.

	At March 31, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$883	$1,238	$2,121	$-	$2,121	20	$2,181
Multi-family residential real estate	727	-	727	-	727	4	1,343
Nonresidential real estate	3,630	1,048	4,678	120	4,558	9	4,093
Total	$5,240	$2,286	$7,526	$120	$7,406	33	$7,617

	At June 30, 2014
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$947	$1,552	$2,499	$—	$2,499	21	$3,382
Multi-family residential real estate	1,663	1,200	2,863	—	2,863	7	5,607
Nonresidential real estate	3,008	1,639	4,647	120	4,527	11	5,404
Total	$5,618	$4,391	$10,009	$120	$9,889	39	$14,393

Interest income recognized on TDRs is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2015	2014	2015	2014

One-to-Four Family residential real estate	$8	$14	$20	$48
Multi-family residential real estate	10	59	61	233
Nonresidential real estate	22	20	78	87
Construction	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	$40	$93	$159	$368

At March 31, 2015, the Bank had 33 loans totaling $7.4 million that were reported as TDRs, and had established an allowance for losses on these loans of $120,000. With respect to the $7.4 million in TDRs, the Bank charged-off $4.6 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At June 30, 2014, the Bank had 39 loans totaling $10.0 million that were reported as TDRs, and had an allowance for losses on these loans of $120,000. With respect to the $10.0 million in TDRs, the Bank charged-off $4.9 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At March 31, 2015, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at March 31, 2015 and June 30, 2014 were generally given concessions of interest rate reductions of between 25 and 300 basis points. Six of these loans, having an aggregate carrying value of $5.1 million at March 31, 2015, also have balloon payments due at the end of their lowered interest rate period. At March 31, 2015, there were 23 loans with an aggregate carrying value of $5.3 million with required principal and interest payments and three loans with an aggregate carrying value of $2.3 million with required interest only payments. At June 30, 2014, there were 27 loans with an aggregate carrying value of $7.7 million with required principal and interest payments and three loans with an aggregate carryimg value of $2.3 million with required interest only payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2015		Nine Months Ended March 31, 2015
(Dollar amounts in thousands)	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
Beginning balance	$7,471	34	$9,889	39
Additions to TDR	-	-	8	1
Charge-offs	-	-	(8)	-
Removal of TDRs(1)	-	(1)	(1,844)	(7)
Payments	(65)	-	(639)	-
Ending balance	$7,406	33	$7,406	33

(1) The removal of these loans from TDR was due to payoffs of loans and loans eligible for TDR removal during the nine months ended March 31, 2015.

13.	EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU simplifies the income statement presentation requirements by eliminating the concept of extraordinary items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force. This ASU reduces diversity in practice with regards to the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. For public companies, this ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 with earlier adoption permitted for companies which have already adopted ASU 2014-04. We do not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial statements.

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of March 31, 2015 and June 30, 2014. The Company recognized no interest and penalties on the underpayment of income taxes during the three and nine month periods ended March 31, 2015 and 2014, and had no accrued interest and penalties on the balance sheet as of March 31, 2015 and June 30, 2014. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2011.

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

Balance Sheet Analysis

Total assets were $522.5 million at March 31, 2015, compared to $530.5 million at June 30, 2014. The decrease is primarily due to a $13.3 million decrease in investment securities resulting from sales of mortgage-backed securities with proceeds partially redeployed for the purchase of held to maturity investment securities and funding loan activity.

Total liabilities decreased $6.9 million from $457.5 million at June 30, 2014 to $450.6 million at March 31, 2015 due to an $8.0 million decrease in deposits during the current year period, primarily as a result of a decrease in municipal deposits.

Total stockholders’ equity decreased $1.1 million from $72.9 million at June 30, 2014 to $71.8 million at March 31, 2015. The decrease is primarily due to stock repurchases totaling $3.9 million and dividends paid totaling $859,500 during the nine months ended March 31, 2015, partially offset by net income of $1.8 million, amortization of ESOP shares totaling $300,000 and an increase in unrealized gains on available for sale securities totaling $1.2 million during the current year period.

Loans. At March 31, 2015, one- to four- family residential loans totaled $139.3 million, or 53.7% of total gross loans, compared to $129.5 million, or 51.6% of total gross loans, at June 30, 2014.

Multi-family and nonresidential real estate loans totaled $70.7 million and represented 27.3% of total loans at March 31, 2015, compared to $72.4 million, or 28.9% of total loans, at June 30, 2014.

Consumer loans totaled $34.6 million and represented 13.4% of total loans at March 31, 2015, compated to $34.7 million or 13.8% of total loans at June 30, 2014.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31, 2015		At June 30, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$139,341	53.7%	$129,484	51.6%
Multi-family	19,424	7.5	23,645	9.4
Construction	2,799	1.1	2,880	1.1
Nonresidential real estate	51,250	19.8	48,769	19.5
Land	3,040	1.2	3,391	1.4
Commercial business	4,792	1.9	4,514	1.8
Agricultural	3,664	1.4	3,456	1.4
Consumer:
Home equity	30,555	11.8	30,804	12.3
Auto	1,836	0.7	1,516	0.6
Share loans	911	0.4	1,088	0.4
Other	1,342	0.5	1,261	0.5
Total consumer loans	34,644	13.4	34,669	13.8
Total loans	$258,954	100.0%	$250,808	100.0%

Less (plus):
Deferred loan costs, net	(1,180)		(1,118)
Undisbursed portion of loans in process	1,159		2,083
Allowance for loan losses	5,090		5,459
Loans, net	$253,885		$244,384

Loan Maturity

The following table sets forth certain information at March 31, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,564	$32,688	$98,089	$139,341
Multi-family real estate	1,654	3,087	14,683	19,424
Construction	404	-	2,395	2,799
Nonresidential real estate	9,402	13,108	28,740	51,250
Land	709	1,760	571	3,040
Commercial	979	2,988	825	4,792
Agricultural	408	2,475	781	3,664
Consumer	1,642	3,530	29,472	34,644
Total	$23,762	$59,636	$175,556	$258,954

The following table sets forth the dollar amount of all loans at March 31, 2015 due after March 31, 2016 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$43,266	$87,512	$130,778
Multi-family real estate	8,893	8,877	17,770
Construction	1,867	528	2,395
Nonresidential real estate	5,491	36,357	41,848
Land	1,584	746	2,330
Commercial	1,820	1,994	3,814
Agricultural	1,334	1,921	3,255
Consumer	2,257	30,745	33,002
Total	$66,512	$168,680	$235,192

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Total loans at beginning of period	$254,989	$253,535	$250,808	$260,716
Loans originated (1):
One- to four-family residential real estate	6,994	6,515	26,717	18,123
Multi-family residential real estate	370	525	2,098	525
Construction	544	276	2,743	1,315
Nonresidential real estate	3,072	1,873	4,525	3,200
Land	-	53	453	243
Commercial and agricultural	361	778	2,081	1,352
Consumer	765	754	2,052	1,893
Total loans originated	12,106	10,774	40,669	26,651
Deduct:
Loan principal repayments	6,844	12,193	29,555	26,232
Loans originated for sale	1,297	375	2,968	9,394
Net loan activity	3,965	(1,794)	8,146	(8,975)
Total loans at end of period	$258,954	$251,741	$258,954	$251,741

(1)             Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three and Nine Months Ended March 31, 2015 and 2014

Overview. Net income increased $111,000 to $694,000 for the quarter ended March 31, 2015 from $583,000 for the quarter ended March 31, 2014. Net income decreased $86,000 to $1.8 million for the nine months ended March 31, 2015 from $1.9 million for the nine months ended March 31, 2014.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2015 and 2014.

	Three Months Ended			Nine Months Ended
	March 31,		%	March 31,		%
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Interest income:
Loans	$2,789	$2,847	(2.0)%	$8,495	$8,916	(4.7)%
Investment and mortgage backed securities	989	902	9.6	2,844	2,350	21.0
Other interest-earning assets	4	3	33.3	11	13	(15.4)
Total interest income	3,782	3,752	0.8	11,350	11,279	0.6

Interest expense:
NOW and money market deposit accounts	47	42	11.9	204	232	(12.1)
Passbook accounts	58	50	16.0	170	155	9.7
Certificates of deposit	392	468	(16.2)	1,257	1,459	(13.8)
Total interest-bearing deposits	497	560	(11.3)	1,631	1,846	(11.6)
FHLB advances	60	62	(3.2)	186	162	14.8
Total interest expense	557	622	(10.5)	1,817	2,008	(9.5)
Net interest income	$3,225	$3,130	3.0	$9,533	9,271	2.8

Net interest income increased to $3.2 million for the quarter ended March 31, 2015 compared to $3.1 million for the quarter ended March 31, 2014. Interest income increased $30,000 and interest expense decreased $65,000 from the prior year period. The increase in interest income was a result of a $3.6 million increase in the average balance of loans, partially offset by a decrease in the average rate earned on loans from 4.59% for the quarter ended March 31, 2014 to 4.43% for the quarter ended March 31, 2015, and an increase in the average rate earned on investments from 1.73% for the quarter ended March 31, 2014 to 2.05% for the current year period. The increase in interest income was also partially offset by a $15.4 million decrease in the average balance of investments. Net interest income increased $262,000, or 2.8%, to $9.5 million for the nine months ended March 31, 2015 as compared to $9.3 million for the nine months ended March 31, 2014. The increase was attributable to an increase in interest income of $71,000 and a decrease of $191,000 in interest expense. The increase in interest income was primarily the result of an increase in the average rate earned on investments from 1.51% for the nine months ended March 31, 2014 to 1.91% for the nine months ended March 31, 2015, partially offset by an $8.6 million decrease in the average balance of investments. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.58% for the nine months ended March 31, 2014 to 0.51%, for the nine months ended March 31, 2015. Net interest margin increased from 2.60%, for the nine months ended March 31, 2014 to 2.73% for the nine months ended March 31, 2015.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2015 and 2014. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2015			2014			2015			2014
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:

Interest-earning assets:
Loans	$251,620	$2,789	4.43%	$247,972	$2,847	4.59%	$248,432	$8,495	4.56%	$248,465	$8,916	4.78%
Investment and mortgage backed securities	196,772	989	2.01	208,559	902	1.73	200,398	2,844	1.89	207,511	2,350	1.514
Other interest-earning assets	29,496	4	0.05	25,874	3	0.05	30,169	11	0.05	23,525	13	0.07
	477,888	3,782	3.17	482,405	3,752	3.11	478,999	11,350	3.16	479,501	11,279	3.14
Noninterest-earning assets	39,489			39,177			40,724			38,753
Total assets	$517,377			$521,582			$519,723			$518,254

Liabilities and stockholders' equity:

Interest-bearing liabilities:
NOW and money market deposit accounts (1)	171,469	47	0.11	161,538	42	0.10	166,962	204	0.16	160,781	232	0.19
Passbook accounts (1)	99,935	58	0.23	93,967	50	0.21	98,904	170	0.23	94,359	155	0.22
Certificates of deposit (1)	157,460	392	1.00	174,304	468	1.07	164,743	1,257	1.02	172,804	1,459	1.13
Total interest-bearing deposits	428,864	497	0.46	429,809	560	0.52	430,609	1,631	0.51	427,944	1,846	0.58
FHLB advances	13,500	60	1.78	15,000	62	1.65	14,400	186	1.72	13,500	162	1.60
Total interest-bearing liabilities	442,364	557	0.50	444,809	622	0.56	445,009	1,817	0.54	441,444	2,008	0.61
Noninterest bearing liabilities, commitments and contingencies	3,484			2,453			3,305			2,944
Total liabilities, commitments and contingencies	445,848			447,262			448,314			444,388
Stockholders' equity	71,529			74,320			71,409			73,866
Total liabilities and stockholders' equity	$517,377			$521,582			$519,723			$518,254
Net interest income		$3,225			$3,130			$9,533			$9,271
Interest rate spread			2.67%			2.55%			2.62%			2.53%
Net interest margin (annualized)			2.70%			2.60%			2.65%			2.58%
Average interest-earning assets to average interest-bearing liabilities			108.03%			108.45%			107.15%			108.62%

Provision for (Recovery of) Loan Losses. The provision for loan losses was a net recovery of $289,000 for the quarter ended March 31, 2015 compared to a $75,000 provision for the quarter ended March 31, 2014. The net recovery in the provision for loan losses is due to the recovery of $301,000 on a nonresidential loan and a provision of $12,000. The current quarter recovery of loan losses is reflective of continued improvement in our asset quality. The provision for loan losses was a net recovery of $244,000 for the nine months ended March 31, 2015 compared to a recovery of loan losses of $292,000 for the nine months ended March 31, 2014.The decrease in the recovery of provision for loan losses was primarily due to recoveries on one 1-4 family loan and one multi-family loan totaling $492,000 with a provision of $200,000 during the nine months ended March 31, 2014 compared to the recovery of a $301,000 non-residential loan with a provision of $12,000 during the nine months ended March 31, 2015. Nonperforming assets to total assets decreased to 1.48% from 1.99% at June 30, 2014, a decrease of 51 basis points, or 25.6%. Nonperforming loans as a percentage of total loans decreased from 3.97% at June 30, 2014 to 2.86% at March 31, 2015, and nonperforming loans as a percentage of total assets decreased from 1.88% at June 30, 2015 to 1.42% at March 31, 2015.

Other Income. The following table summarizes other income for the three and nine months ended March 31, 2015 and 2014.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2015	2014	% Change	2015	2014	% Change
	(Dollars in thousands)

Service charges	$643	$594	8.2%	$2,024	$1,889	7.1%
Gain on sale of loans	41	15	173.3	101	141	(28.4)
Loss on sale of investments	(257)	-	(100.0)	(310)	-	(100.0)
Gain on sale of other real estate owned	76	(1)	(7,700.0)	147	6	2,350.0
Gain on sale of fixed assets	-	-	-	-	136	(100.0)
Income from Bank Owned Life Insurance	131	150	(12.7)	400	362	10.5
Other	49	129	(62.0)	178	416	(57.2)
Total	$683	$887	(23.0)	$2,540	$2,950	(13.9)

Other income decreased $204,000, or 23% to $683,000 for the quarter ended March 31, 2015 compared to $887,000 for the prior year period. The decrease is primarily due to a $257,000 increase in the loss on sale of investments and by an $80,000 decrease in other income, partially offset by a $26,000 increase in gain on sale of loans and a $49,000 increase in service charge income. Other income decreased $410,000, or 13.9%, to $2.5 million for the nine months ended March 31, 2015 compared to $3.0 million for the prior year period. The decrease is primarily due to a $310,000 increase in loss on the sale of investments, a $238,000 decrease in other income, a $40,000 decrease in the gain on sale of loans and a $136,000 decrease in the gain on sale of fixed assets, partially offset by a $135,000 increase in service charges.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and nine months ended March 31, 2015 and 2014.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2015	2014	% Change	2015	2014	% Change
	(Dollars in thousands)

Compensation and employee benefits	$2,042	$1,804	13.2%	$5,772	$5,424	6.4%
Premises and occupancy expense	299	322	(7.1)	922	919	.3
Deposit insurance premium	89	93	(4.3)	277	269	3.0
Advertising expense	76	61	24.6	289	239	20.9
Data processing expense	293	324	(9.6)	1,049	1,069	(1.9)
Provision for loss on real estate owned	-	-	-	-	1	(100.0)
Intangible amortization	30	35	(14.3)	90	110	(18.2)
Professional fees	136	151	(9.9)	609	667	(8.7)
Other operating expenses	390	416	(6.3)	1,165	1,250	(6.8)
Total	$3,355	$3,206	4.6	$10,173	$9,948	2.3

Noninterest expense increased $149,000 to $3.4 million for the quarter ended March 31, 2015 compared to $3.2 million for the quarter ended March 31, 2014. The increase includes $238,000 in compensation and employee benefits partially offset by a $23,000 decrease in occupancy expense and a $31,000 decrease in data processing expense. The increase in compensation and employee benefits was primarily due to a $57,000 increase in normal annual compensation increases and expenses related to additional employees hired to enhance the Bank’s commercial, nonresidential real estate and multi-family real estate lending pursuant to its controlled growth strategy. Since the quarter ended September 30, 2014, the Bank has hired a chief credit officer, two commercial lenders and other staff, and expects to continue to evaluate the need to add additional staff, to support this strategy. Non-interest expense also increased due to an increase in profit sharing expense of $60,000. Additionally, compensation expense increased as a result of a $65,000 stock-based compensation expense related to the vesting of stock options and restricted share awards issued in April 2014. There was no corresponding expense for this item in the prior year period. The decrease in occupancy expense was primarily due to a decrease in depreciation expense. The decrease in data processing expense is due to expenses related to a data conversion incurred in the previous period with no such expense in the current reporting period. Noninterest expense increased $225,000 to $10.2 million for the nine months ended March 31, 2015 compared to $9.9 million for the prior year period. An increase of $348,000 in compensation expense was partially offset by decreases of $58,000 in professional fees and $20,000 in data processing expenses. The increase in compensation was primarily the result of stock-based compensation expense of $201,000 in the nine months ended March 31, 2015 related to the vesting of stock options and restricted share awards issued in April 2014 with no corresponding expense in the prior year period, $84,000 in normal annual compensation increases, and increases relating to additional employees hired in the fiscal year to enhance the commercial loan department.

Income Taxes. Income tax expense for the three months ended March 31, 2015 was $148,000 compared to $153,000 for the three months ended March 31, 2014. The effective tax rate decreased to 17.6% for the three months ended March 31, 2015 from 20.8% for the three months ended March 31, 2014. The decrease in income tax expense and effective tax rate for the current year quarter is due to an increase of $174,000 in non-taxable income from municipal bonds, net of a $106,000 increase in income before income taxes and a $19,000 decrease in non-taxable income from bank owned life insurance in the current year quarter compared to the prior year quarter.

Income tax expense for the nine months ended March 31, 2015 was $303,000 compared to $638,000 for the nine months ended March 31, 2014. The effective tax rate decreased to 14.1% for the nine months ended March 31, 2015 from 24.9% for the nine months ended March 31, 2014. The decrease in income tax expense and effective tax rate for the current year quarter is due to a $421,000 decrease in income before income taxes combined with increases of $366,000 in non-taxable income from municipal bonds and $38,000 in non-taxable income from bank owned life insurance in the current year period compared to the prior year period.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at March 31, 2015 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At March 31, 2015, 33 loans were considered to be TDRs (with a recorded investment of $7.4 million) of which 13 loans (with a recorded investment of $2.3 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At March 31, 2015	At June 30, 2014
(Dollars in thousands)	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$1,945	$1,788
Nonresidential real estate and land	2,718	3,136
Consumer	464	633
Total nonaccrual loans	5,127	5,557

Nonaccrual restructured loans:
One- to four-family residential real estate	1,238	1,552

	At March 31, 2015	At June 30, 2014
(Dollars in thousands)	(Unaudited)
Multi-family real estate	-	1,200
Nonresidential real estate and land	1,048	1,639
Total nonaccrual restructured loans	2,286	4,391
Total nonperforming loans	7,413	9,948
Real estate owned	328	598
Total nonperforming assets	$7,741	$10,546
Accruing restructured loans	5,240	5,618
Accruing restructured loans and nonperforming assets	$12,981	$16,164
Total nonperforming loans to total loans	2.86%	3.97%
Total nonperforming loans to total assets	1.42	1.88
Total nonperforming assets to total assets	1.48	1.99
Total number of nonaccrual loans	65	76

Interest income that would have been recorded for the three and nine months ended March 31, 2015 had nonaccruing loans been current according to their original terms was $133,000 and $357,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $5,000 and $20,000, respectively, for the three and nine months ended March 31, 2015.

At March 31, 2015, the percentage of nonperforming assets to total assets decreased to 1.48% from 1.99% at June 30, 2014, a decrease of 51 basis points, or 25.6%. A discussion of United Community Bank’s largest commercial real estate loans that were reported as nonperforming loans or TDRs at either March 31, 2015 or June 30, 2014 are described below in the “Loan Relationship” narratives. As discussed, some of the Loan Relationships include loans that were restructured using the “Note A/B split note” strategy for which the amount of the Note B loan has been charged-off, with the borrower remaining responsible for that charged-off amount unless otherwise agreed to by the Bank.

For purposes of this discussion, the loans are identified by a Loan number within each Loan Relationship, such as “Loan A-1”, “Loan A-2” and “Loan M-1 and M-2”.

At March 31, 2015, the five largest commercial real estate nonaccrual loans are Loans B-1, J-1, L, M-1, and M-2. At that time, the five largest charge-offs are related to loans in Loan Relationships B, F, H, K and M. Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship B. At March 31, 2015, this Loan Relationship consisted of two loans (one Note A loan, Loan B-1, and one Note B loan) having an aggregate carrying value of $771,000. At June 30, 2014, this Loan Relationship consisted of four loans (two Note A loans, Loan B-1 and Loan B-2, and two Note B loans) having an aggregate carrying value of $1.3 million. At March 31, 2015, Loan B-1, which was restructured previously using the Note A/B split note strategy, had an aggregate carrying value of $771,000, and is secured by a first mortgage on two separate retail strip shopping centers. At June 30, 2014, Loan B-1 had an aggregate carrying value of $1.2 million and was secured by the same collateral. At March 31, 2015, Loan B-2, which was restructured previously using the Note A/B split note strategy, had no aggregate carrying value as its $169,000 principal balance was paid off in the September 2014 quarter, with the Bank experiencing no additional principal balance loss. Loan B-1 is included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at Mach 31, 2015 and June 30, 2014. At March 31, 2015, Loan B-2 was not included in the above “Nonaccrual restructured loans, Nonresidential real estate” table. At June 30, 2014, Loan B-2 was included in the above “Nonaccrual restructured loans, Nonresidential real estate” table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, Loan B-1 is classified as “Nonresidential real estate, Substandard” at March 31, 2015 and June 30, 2014. At March 31, 2015, Loan B-2 was not classified as “Nonresidential real estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At June 30, 2014, Loan B-2 was classified as “Nonresidential real estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. Loan B-1 was performing in accordance with its restructured terms at March 31, 2015. A more detailed history of Loan Relationship B follows.

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

The balloon payment for Loan B-2 also came due during the quarter ended March 31, 2013. The Note A loan and the Note B loan secured by the single purpose commercial use property were modified again using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was modified to a balance of $185,000, with a market interest rate of 5.50%, for a 30-year term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was modified at its then current balance of $191,000 and charged-off. This charged-off amount equaled the balance of the Note B loan balance in March 2011 ($169,000) plus the balance of the Note A loan in March 2011 that was charged-off during the period ended June 30, 2012 ($22,000). As noted above, the balance of Loan B-2 was paid off in the September 2014 quarter. In the December 31, 2014 quarter, the co-borrowers of Loan B-1paid $335,000 toward the loan’s principal balance.

•	Loan Relationship E. At March 31, 2015, this Loan Relationship had no carrying value, as the borrower paid off the $276,00 balance of the Note A loan during the quarter ended March 31, 2015. Additionally, the borrower paid $300,000 towards the Note B loan, resulting in a recovery of $300,000. As further described below, the Note B loan originally had a balance of $508,000 which was charged-off in March 2011. The Bank realized no further loss on the Loan Relationship and the balance of the Note B loan has been released. At June 30, 2014, Loan Relationship E had an aggregate carrying value of $276,000. The loans had been secured by nonresidential warehouse properties. There were no personal guarantees or co-borrowers on these loans. As described below, these loans were previously restructured using the Note A/B split note strategy. Because it was paid off during the March 2015 quarter, the Note A loan is not included in the above table “Accruing restructured loans,” classified as “Nonresidential real estate, Watch” or included in the “Credit Risk Profile by Internally Assigned Grade” table on page 40 at March 31, 2015, but is included in the “Accruing restructured loans” table, the “Credit Risk Profile by Internally Assigned Grade” table on page 40, and classified as “Nonresidential real estate, Substandard,” at June 30, 2014. A more detailed history of Loan Relationship E follows.

Loan Relationship E was originally comprised of one loan. The loan was restructured in April 2010. At June 30, 2010, the charge-off to the general allowance for loan losses, based upon a then current independent appraisal, was $308,000. The restructured loan had payments deferred for one year, while accruing interest at a market rate. This loan was scheduled to undergo an interest rate and payment reset in February 2011. There were no personal guarantees or co-borrowers on this loan. At the time of the loan adjustment period, it became apparent that the borrower would have difficulty making the required monthly payments beginning in February 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the Note A/B split note strategy in March 2011. The terms of the Note A loan were calculated using the borrower’s then current financial information to yield a payment having a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s normal underwriting standards. A restructuring fee of $9,000 was charged and included in the Note B loan at March 31, 2011. The Note A loan had a balance of $569,000, put on nonaccrual, classified as substandard and was reported as a TDR. The Note B loan had a balance of $508,000, which was charged-off in the quarter ended March 31, 2011. This charged-off amount was inclusive of the previous specific reserve of $308,000 recorded during the period ended June 30, 2010. During the quarter ended March 31, 2013, the balloon payments for these loans became due. At that time, the Bank had been reviewing the cash flow of the property on a monthly basis and verified that the cash flows had not changed. An independent appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in February 2013, and the appraised value of the property had decreased to $910,000 from $997,000 in February 2011. The loans were refinanced into two loans, again using the Note A/B split note strategy. The first loan (a Note A loan) had a balance of $519,000 with a market interest rate of 5.50%, for a 30- year term and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $508,000 and was charged-off. This charged-off amount equaled the amount of the Note B loan originated in March 2011. In the quarter ended December 31, 2013, the borrower sold one of the four nonresidential properties securing the Note A loan and the Note B loan. The Bank received the net proceeds of $227,000 from this sale and applied these net proceeds to the balance of the Note A loan. As of September 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive monthly payments made on time. Appraisals received at that time indicated that the loan to value complied with the Bank’s current underwriting standards. Cash flows of the properties securing the loan also indicated that the debt service coverage ratio complied with the Bank’s current underwriting standards.

•	Loan Relationship F. At March 31, 2015 and June 30, 2014, Loan Relationship F was comprised of two loans, a Note A loan and a Note B loan, having an aggregate carrying value of $428,000 and $437,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. At March 31, 2015 and June 30, 2014, the Note A loan is not included in the above table as “Accruing restructured loans”. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, the Note A loan is classified as “Multi-family real estate, Watch” at March 31, 2015 and June 30, 2014. As of June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loans indicated that the loan to value ratio of the loans complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loans from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. The Note A loan in Loan Relationship F was performing in accordance with its terms at March 31, 2015. A more detailed history of Loan Relationship F follows.

The original loan was initially restructured using the Note A/B split note strategy in June 2010 based on an 80% loan-to-value ratio derived from an April 2010 independent appraisal. The first loan (Note A loan) had a balance of $631,000 with a market interest rate of 5.50%, for a 25-year term, based on a 3/1 ARM. This loan was put on nonaccrual and classified as substandard. The second loan (a Note B loan) had a balance of $216,800 and there was a specific reserve established for the entire amount of the loan. The borrower was a corporate entity, with two principals, each of whom individually was a co-borrower of the loans. At December 31, 2010, the first loan was 160 days delinquent. The delinquency was a result of personal problems between the borrowers affecting their ability to manage the multi-family residential real estate and the single-family real estate. The personal problems between the borrowers also resulted in the borrowers’ inability to make the required personal cash infusions. In the latter part of 2010 and into early 2011, one of the borrowers effectively took control of the multi-family residential real estate and the single-family real estate, and brought the business current with respect to property taxes, deposit refunds to former tenants, and made required monthly loan payments in January and February 2011. Other than the January and February 2011 loan payments, the borrowers were unable to make payments to bring the loan current. Based upon those developments, management completed a detailed analysis of the total lending relationship with the borrowers. As a result of this analysis, these loans were again restructured, using the Note A/B split note strategy in March 2011. The terms of the first loan (a Note A loan) were calculated using the borrowers’ then current financial information to yield a payment having a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s normal underwriting standards. A restructuring fee of $7,000 was charged and included in the second loan (a Note B loan) at March 31, 2011. After the restructuring in March 2011, the Note A loan had a balance of $475,000, was put on nonaccrual, classified as substandard and reported as a TDR. The Note B loan had a balance of $405,000. The full amount of the Note B loan was charged-off in the quarter ended March 31, 2011, inclusive of the previous specific reserve of $216,800 from December 31, 2010. A two year balloon payment was due in March 31, 2013 on the loans unless the borrower refinanced the loans to a market rate loan at that time. During the quarter ended December 31, 2012, as a result of the continued personal problems of the co-borrowers, the two loans were modified with one of the borrowers who had taken control of the two properties in early 2011. The other borrower relinquished all of its interest in the two properties. However, in addition to the one borrower retained on the loan, two other borrowers were added to the loans to provide managerial strength to the relationship and increase the property’s income potential. The Bank had been reviewing the cash flow of the property on a monthly basis and determined that the cash flows had improved due to the borrowers’ enhanced managerial ability. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in December 2012, and the appraised value of the properties had decreased to $730,000 from $774,000 in February 2011. During the quarter ended December 31, 2012, the two loans were modified, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan was modified to a market interest rate of 5.50%, with no increase in the principal balance ($453,000). The term of the loan was also reduced to 324 months from the remaining term of 339 months. Even with the higher market interest rate and the shorter term of the loan, the debt service coverage ratio is above 1.20x, which complied with the Bank’s current loan underwriting standards. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in March 2011, and therefore, the charge-off amount ($405,000) remained the same as in March 2011. However, the interest rate was reduced to 0%, as the loan had been charged-off.

•	Loan Relationship H. At March 31, 2015 and June 30, 2014, Loan Relationship H was comprised of three loans having an aggregate carrying value of $951,000 and $1.0 million, respectively. At March 31, 2015 and June 30, 2014, the loans comprising Loan H-1, which were previously restructured using the Note A/B split note strategy, had an aggregate carrying value of $713,000 and $723,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability corporation and the two co-borrowers are the principals of the limited liability corporation. At March 31, 2015 and June 30, 2014, Loan H-1 is included in the above table as “Accruing restructured loans” and classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page40. As of June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At March 31, 2015 and June 30, 2014, the balance of Loan H-2 was $238,000 and $257,000, respectively. Loan H-2 is not included in the above table as “Accruing restructured loans” at March 31, 2015 and June 30, 2014. At March 31, 2015 and June 30, 2014, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2015, Loan H-1 was performing in accordance with its terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship H-1 follows.

During the quarter ended September 30, 2008, Loan Relationship H was comprised of one loan with a carrying value of $1.3 million and classified as special mention. In the quarter ended June 30, 2009, the co-borrowers approached the Bank and advised that the only co-borrower who was employed had experienced a substantial salary reduction. The borrowers requested an interest rate reduction to 3% and interest only payments for three years. Independent appraisals were ordered and received and reflected that the properties on which the Bank had a first and second lien position had an aggregate value of $1.5 million. The loan was classified as substandard, placed on nonaccrual, and reported as a TDR. Due to the reduced interest rate, a specific valuation of $123,000 was established for the loan through a charge-off to the general allowance. Under the loan’s modified terms, the interest rate was to reset to 5.75% on June 1, 2012. In June 2012, the borrowers approached the Bank and advised it that the properties’ cash flow could not service the increase in interest rate. Independent appraisals were ordered and received in June 2012 and reflected that the properties on which the Bank had a first lien position had a value of $978,000. As a a result, the Bank recorded a charge-off of $481,000, inclusive of the $123,000 specific allocation previously established, to reflect the carrying value of the loan at $744,000. The one loan performed in accordance with its restructured terms until the September 30, 2012 quarter, when the borrowers again approached the Bank and advised it that the properties’ cash flow could not service the loan. Therefore, the one loan was restructured using the Note A/B split note strategy. The first loan (a Note A loan) was for $748,000, with a market rate of interest of 5.00%, for a 30-year term and a three year balloon payment. The carrying value of this loan was placed on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was for $515,000 (inclusive of the $481,000 that was charged-off in the June 30, 2012 quarter) and was charged-off. The interest rate was reduced to 0% as the loan had been charged-off. As noted above, as of March 31, 2015, Loan H-1 has been performing in accordance with its restructured terms since September 30, 2012.

•	Loan Relationship J. At March 31, 2015 and June 30, 2014, this relationship was comprised of two loans having an aggregate carrying value of $1.6 million. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that is contiguous to the nonresidential real estate and is zoned for commercial development. Loan J-2 is secured by a first mortgage on six one-to four-family non owner-occupied residential properties and an 80 acre tract of land. Two of the Loan J-1 borrowers are corporate entities, each of whose principals individually signed as co-borrowers. One of the Loan J-2 borrowers is a corporate entity whose principal individually signed as a co-borrower. At March 31, 2015 and June 30, 2014, Loan J-1 is included in the above table in “Nonaccrual, Nonresidential Real Estate”, and was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2015 and June 30, 2014, Loan J-2 is not included in the Nonaccrual table and was classified as ”One-to Four-Family Non OwnerOccupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. During the quarter ended March 31, 2015, the Bank entered into discussions with the co-borrowers about increasing the payments paid each month on loan J-1 and the fact that this property had not been sold after several promising leads. Subsequent to the quarter ended March 31, 2015, the Bank entered into a forbearance agreement with the borrower and co-borrowers. Basically, the terms of this agreement are that increasing principal and interest payments will be made over 12 months, beginning with the June, 2015 payment. Also, all escrow payments will continue to be made. Also, the Maturity date for this loan is now June 30, 2016. If the loan is paid off before the new maturity date, there will be a discounted payoff, but the Bank would experince no additional loss to the loan’s carrying value by any such discounted payoff. At March 31, 2015, Loan J-1 was performing in accordance with its restructured terms, and J-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship J follows.

During the quarter ended June 30, 2013, the co-borrowers of Loan J-1 approached the Bank and advised it that the entity buying the nonresidential real estate portion of this property on land contract was vacating the premises. The contract buyers also stated they were unable to make the contract loan payments. The co-borrowers had been using the payments from this land contract to make loan payments to the Bank. The Bank ordered an independent appraisal of the nonresidential real estate and the contiguous 1.753 acre tract of land. The appraised value, received in June 2013, totaled $1.1 million, $720,000 for the nonresidential real estate property, and $390,000 for the 1.753 acre tract of land. This was a decrease from the April 2007 aggregate appraised value of $1.6 million. At that time, it was determined that the co-borrowers were able to pay $1,550 per month for the monthly real estate taxes and $3,450 per month on Loan J-1. Therefore, in the June 30, 2013 quarter, Loan J-1, with a carrying value of $869,000, net of the charge off amount of $161,000, was put on nonaccrual and classified as substandard and was reported as a TDR. The carrying value and the charge off amount were determined by an impairment analysis using 80% of the appraised value of the nonresidential real estate plus 75% of the appraised value of the 1.753 acre tract of land. Subsequent to June 30, 2013, the borrowers signed a purchase agreement with an unrelated third party for the nonresidential real estate property at a sales price that would enable any unpaid principal balance to be fully collateralized by the remaining collateral. During the quarter ended March 31, 2014, the purchase agreement expired and the potential purchaser determined not to purchase the property. At the time of this filing, the borrowers are pursuing other possible sale or refinance opportunities for this property.

•	Loan Relationship K. At March 31, 2015 and June 30, 2014, this Loan Relationship was comprised of seven loans having an aggregate carrying value of $1.4 million and $1.5 million, respectively. At March 31, 2015 and June 30, 2014, Loan K-1 had an aggregate carrying value of $727,000 and $735,000, respectively, and is secured by 11 one-to four-family non-owner occupied properties and one multi-family property. As further described below, Loan K-1 was previously restructured using the Note A/B strategy. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-5 is secured by a first mortgage on the principal residence of the two individual co-borrowers. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence of the two individual co-borrowers. Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence of the two individual co-borrowers. One of the Loan K-1 co-borrowers is a corporate entity, each of whose principals, together with their respective spouses, is a co-borrower. Two of the Loan K-2 and K-3 co-borrowers are individual co-signors. Loan K-5 co-borrowers are individually signed. One of the Loan K-6 and K-7 co-borrowers is a corporate entity whose principal, together with their spouse, is a co-borrower.

At March 31, 2015 and June 30, 2014, Note A of Loan K-1 is included in the above table in “Accruing Restructured Loans.” At March 31, 2015 and June 30, 2014, Loans K-2, K-3, K-5, K-6, and K-7, are not included in the above nonaccrual table because these loans were performing in accordance with their original terms. At March 31, 2015 and June 30, 2014, the Note A loan of Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2015 and June 30, 2014, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2015 and June 30, 2014, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2015 and June 30, 2014, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2015 and June 30, 2014, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2015 and June 30, 2014, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. At March 31, 2015, the Note A loan of Loan K-1 was performing in accordance with its restructured terms, and Loans K-2, K-3, K-5, K-6, and K-7, were performing in accordance with their original terms. A more detailed history of Loan K-1 follows.

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

Loan K-1 was restructured again utilizing the Note A/B split note strategy during the quarter ended December 31, 2013 due to the balloon payment described above. The first loan (a Note A loan) was for $809,000 with the market rate of interest of 5.50% and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $415,000 and was charged-off and the interest rate reduced to 0%. In March 2014, the borrowers sold one of the rental properties and the net proceeds of $65,000 were applied to Loan K-1, reducing the loan’s principal balance to $739,000. In the December 31, 2013 quarter, Loan K-4 was paid in full. Therefore, at March 31, 2015, there were a total of 12 rental properties remaining as collateral for this loan.

•	Loan Relationship L. At March 31, 2015 and June 30, 2014, this Loan Relationship was comprised of one loan having an aggregate carrying value of $277,000 and $304,000, respectively. This loan is secured by a first mortgage on two one-to four-family non-owner occupied properties and two nonresidential properties. The borrowers are husband and wife who jointly own these properties. Each of the borrowers is also a co-borrower on the loan. The loan is included in the above table in “Nonaccrual restructured loans, Nonresidential real estate”, is classified as “Nonresidential real estate, Substandard, ” and reported as a TDR at March 31, 2015 and June 30, 2014. This loan was performing in accordance with its restructured terms at March 31, 2015. Following the March 31, 2015 quarter, the $277,000 balance of Loan Relationship L was paid off. Additionally, the Bank recovered $122,000 of the $154,000 previously charged-off on this loan Relationship. The Bank realized no further loss on the Loan Relationship and the balance of the charge off has been released. A more detailed history of Loan Relationship L follows.

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

•	Loan Relationship M. At March 31, 2015 and June 30, 2014, Loan Relationship M was comprised of two loans having an aggregate carrying value of $1.7 million and $2.3 million, respectively. The loans are secured by a first mortgage on two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and step mother of one of the co-borrowers. At March 31, 2015 and June 30, 2014, Loans M-1 and M-2 are included in the above table in “Nonaccrual, Nonresidential Real Estate”and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 40. Following the March 31, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers, pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year, beginning in 2015. The maturity date for these loans is now October 1, 2018. If any of these loans is paid off before the new maturity date, there will be a discounted payoff, but the Bank would experience no additional loss to the loan’s carrying value by any such discounted payoff. Additionally, as of the date of this filing, the borrower has paid and brought current all delinquent real estate taxes. A more detailed history of Loan Relationship M follows.

Loan M-1 originated in December 2007 and Loan M-2 originated in July 2009, each with a 20 year term. Under each loan’s terms, payments are due from April through December of each year; no payments are required in January, February and March of each year. Due to reduced cash flows resulting from inclement weather, in December 2013, the co-borrowers advised the Bank that they would pay the amounts due for November and December 2013 in February and March 2014, respectively. Due to the continuation of the severe winter weather and resultant reduced cash flows, borrowers were unable to make the payment due in February 2014 and were unable to make the real estate tax payment due during the period ended March 31, 2014. As a result of the failure to make the November payment, the decrease in cash flow and the borrowers’ failure to pay real estate taxes, the Bank had both properties appraised. The appraisals were received in March 2014 and reflected an aggregate decrease in value of approximately $500,000 as compared to their March 2009 appraised value. Based on the new appraised value, there was no known loss to the Bank. The Bank also performed an impairment analysis on each loan in March 2014 resulting in an aggregate impairment of $41,000. In March 2014, the Bank and the co-borrowers agreed to a revised repayment plan to bring all payments, and real estate taxes due, but not paid during the period ended March 31, 2014, current by July 31, 2014. At June 30, 2014, an impairment analysis was performed. The impairment analysis showed that no further impairment was needed on either Loan M-1or Loan M-2.

At September 30, 2014, the borrowers had successfully complied with the revised payment plan agreement from March 31, 2014 and both loans were current. Additionally, the real estate taxes due during the March 31, 2014 quarter, were paid. However, at September 30, 2014, the real estate taxes that were due in July 2014 were not paid. Also, subsequent to the quarter ending September 30, 2014, due to cash flow issues caused by inclement weather during the month of October 2014, the payments due for October 2014, were not made. During the December 31, 2014 quarter, the real estate taxes that were due in July 2014 were still not paid, and the loan payments due for October, November, and December 2014 were not paid. The Bank met with the husband and wife co-borrowers during the December 31, 2014 quarter. The co-borrowers advised the Bank that they would not be able to make the past due payments and the past due real estate taxes because of the inclement weather during the quarter until the golf season opened in Spring, 2015. Because of these developments, the Bank performed another impairment analysis of these two loans. While the appraisals of the properties showed no need for an impairment, the Bank further analyzed the cash flow of the golf courses. Afer this analysis, the Bank determined that an impairment of $466,000 was needed and a chage-off of $466,000 was established for this loan relationship. During the quarter ended March 31, 2015, the Bank entered into discusssions with the co-borrowers about another payment plan. As stated above, subsequent to the end of the March 31, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers. An impairment analysis was performed for the quarter ended March 31, 2015. The impairment analysis showed that no further impairment was needed on either Loan M-1 or M-2.

•	Loan Relationship N. At March 31, 2015 and June 30, 2014, Loan Relationship N was comprised of four loans having an aggregate carrying value of $713,000 and $714,000, respectively. Loan N-1 is secured by a single family, non-owner occupied property located on 13 acres, and by another single family, non-owner occupied property on a .52 acre lot. The carrying value of loan N-1 is $251,000. Loan N-2 is secured by land, on which there is a 17 lot residential development. The carrying value of Loan N-2 is $168,000. Loan N-3 and Loan N-4 are secured by a single family non-owner occupied property, located on 51 acres, with Loan N-3 being the first mortgage on this property and Loan N-4 being a home equity line of credit secured by a second mortgage on this property. The carrying value of loan N-3 and N-4 are $222,000 and $72,000, respectively. The borrower of Loan N-1 is a corporate entity, each of whose principals, along with their spouses, have individually signed as a co-borrower. The borrower of Loan N-2 is a corporate entity, with one of the principals individually signed as a co-borrower,together with his wife and parents. The borrowers of Loans N-3 and N-4 are a husband and wife who are also co-borrowers on Loans N-1 and N-2. Loans N-1and N-3 are included in the above table in “Nonaccrual, one- to-four Family, Non-owner Occupied” Loans as of March 31, 2015. Loan N-2 is included in the above table in “Nonaccrual, Land loans” as of March 31, 2015. Loan N-4 is included in the above table in “Nonaccrual, Consumer loans” as of March 31, 2015. Loans N-1, N-2, N-3, and N-4 were not included in any nonaccrual table as of June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 40, Loans N-1 and N-3 are classified as “one-to-four Family, Non-owner Occupied, Substandard” at March 31, 2015, and as “One-to Four-Family, Non-owner Occupied, Special Mention” at June 30, 2014. Loan N-2 is classified as “Land, Substandard” at March 31, 2015 and “Land, Special Mention” at June 30, 2014. Loan N-4 is classified as “Consumer, Substandard” at March 31, 2015 and “Consumer, Special Mention” at June 30, 2014. These loans were not performing in accordance with their original terms at March 31, 2015. A more detailed history of Loan Relationship N follows.

Loan N-1 originated in March, 2009 to purchase a 13 acre tract of land on which there was a single family residence. This loan was secured by this property and an additional single family residence on a one acre lot. The house and one acre on which the house was located was to be sold, with the remaining 12 acres utilized for residential development. The original appraised value of the house and 13 acres was $283,000. The single family residence on the one acre tract was destroyed by fire in December 2013. Before its destruction, the appraised value of that collateral was $105,000. A separate single family residence on a .52 acre tract of land was substituted as collateral for the destroyed property.This replacement property was owned by one of the Loan N-1 principal borrowers and his father. The value of this replacement property was $135,000 based on an appraisal dated February 2014. Because the loan became 90 days delinquent, the Bank reappraised all of the properties in December, 2014. The appraised value of all properties totaled $352,500, compared to the original appraised aggregate value of $418,000. The loan had a market rate of interest with monthly interest only payments and an original term of one year. The was renewed for an additional five years in 2010, with a maturity date of March 2015. Because of market conditions, the borrower was unable to sell the single family residence on one acre and was unable to develop the additional 12 acres for residential development. In the December 2014 quarter, the borrower was not able to make the monthly payments due to difficulties with other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrower and co-borrowers of Loan N-1, and the borrower continues to try to sell the properties. If the borrower is not able to sell the properties within a reasonable time as determined by the Bank, the Bank may take legal action.

Loan N-2 originated in November 2012 to refinance two existing loans the Bank made that were secured by a 19 lot residential development. Proceeds from the sale of the lots were to be used to repay the loan. This property appraised for $483,000 in 2012. During the previous two years, the borrower was able to sell two of the 19 lots. Because the loan went 90 days delinquent, the Bank obtained an updated appraisal of the remaining 17 lots in December 2014. The updated appraised value was $300,000. This loan had a market rate of interest with monthly interest only payments. The original term of this loan was three years, with a maturity date of December 2015. Because of market conditions, the borrower was not able to sell the lots in a timely manner. In the December 2014 quarter, the borrower was not able to make the monthly payments due to other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrower and co-borrowers of Loan N-2 and the borrower continues to try to sell the properties. If the borrower is not able to sell the properties within a reasonable period of time as determined by the Bank, the Bank may take legal action.

Loan N-3 and Loan N-4 were originated in April 2007 and June 2008, respectively. The purpose of Loan N-3 was to refinance and purchase an additional 33 acres of adjoining property. Loan N-4, an equity line of credit, was used to buy a single family rental property. Loans N-3 and N-4 are secured by the same property, a single family residence and 50.57 acres of land. This property appraised for $405,000 in March 2007 and $406,000 in February 2008. Because the loan went 90 days delinquent, the Bank updated the appraisal on this property in December 2014. The updated appraised value was $378,000. In the December, 2014 quarter, the borrowers were not able to make the monthly payments, mainly because of other business ventures of the borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrowers and the borrowers continue to try to sell the property. If the borrowers are not able to sell the property within a reasonable time as determined by the Bank, legal action may be taken. An impairment analysis showed that no impairment was needed on Loans N-1, N-2, N-3, or N-4.

The following table summarizes all Note A/B format loans at March 31, 2015:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$95	$20	$115	1	1
Nonresidential real estate	1,872	2,778	4,650	3	3
Multi-family residential real estate	1,867	1,335	3,202	3	3
Total (1)	$3,834	$4,133	$7,967	7	7

(1)	Included in this total are an aggregate of $2.6 million comprised of Note A loans and $3.6 million comprised of Note B loans that are included in the discussion of Loan Relationships B, E, F, H and K.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At March 31, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(in thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to four-family residential real estate	$883	$1,238	$2,121	$-	$2,121	20	$2,181
Multi-family residential real estate	727	-	727	-	727	4	1,343
Nonresidential real estate	3,630	1,048	4,678	120	4,558	9	4,093
Total	$5,240	$2,286	$7,526	$120	$7,406	3	$7,617

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2015		Nine Months Ended March 31, 2015
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$7,471	34	$9,889	39
Additions to TDR	-		8	1
Charge-offs	-	-	(8)	-
Removal of TDRs(1)	-	(1)	(1,844)	(7)
Payments	(65)	-	(639)	-
Ending balance	$7,406	33	$7,406	33

(1)	The removal of these loans from TDR was due to payoffs of the loans and loans eligible for TDR removal during the nine months ended March 31, 2015.

Loans that were included in TDRs at March 31, 2015 and June 30, 2014 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Six of these loans, with an aggregate carrying value of $5.1 million at March 31, 2015, also have balloon payments due at the end of their lowered interest rate period. At March 31, 2015, there were 23 loans with an aggregate carrying value of $5.3 million with required principal and interest payments and three loans with required interest only payments. At June 30, 2014, there were 27 loans having an aggregate carrying value of $7.7 million with required principal and interest payments and three loans with required interest only payments.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At March 31,
	2015	2014
	(In thousands)
Special mention assets	$4,637	$5,485
Substandard assets	13,089	21,431
Total classified assets	$17,726	$26,916

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at March 31, 2015 and at June 30, 2014.

At March 31, 2015:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$116,023	$32,961	$7,810	$16,275	$33,871	$2,799	$1,886	$6,668	$218,293
Watch	4,893	1,017	5,153	2,422	7,584	—	79	1,787	22,935
Special mention	487	203	570	—	2,487	—	890	—	4,637
Substandard	3,404	464	1,001	727	7,308	—	185	—	13,039
Total	$124,807	$34,645	$14,534	$19,424	$51,250	$2,799	$3,040	$8,455	$258,954

At June 30, 2014:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$104,266	$32,898	$9,210	$16,573	$29,539	$2,880	$1,591	$5,951	$202,908
Watch	6,067	913	4,531	3,867	9,001	-	723	2,019	27,121
Special mention	370	120	753	342	2,368	-	1,057	-	5,010
Substandard	3,783	738	504	2,863	7,861	-	20	-	15,769
Total	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At March 31, 2015		At June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$1,269	$199	$1,590	$165
Consumer	179	61	175	119
One- to four-family mortgage – nonowner-occupied	438	425	304	809
Multi-family mortgage	—	—	342	—
Nonresidential real estate mortgage – commercial and office buildings	96	—	161	75
Construction	—	—	—	—
Land	—	—	—	168
Commercial and agricultural	3	—	12	—
Total	$1,985	$685	$2,584	$1,336

The following table illustrates the changes to the allowance for loan losses for the three and nine months ended March 31, 2015:

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- family Non- owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2015:	$1,335	$588	$152	$596	$2,338	$13	$17	$41	$5,080
Charge offs	(13)	(27)	-	-	-	-	-	(2)	(42)
Recoveries	4	32	1	-	303	-	-	1	341
Provision (credit)	30	15	(18)	(74)	(253)	(2)	(1)	14	(289)
Ending Balance:	$1,356	$608	$135	$522	$2,388	$11	$16	$54	$5,090
Allowance for Credit Losses:
Balance, July 1, 2014:	$1,196	$564	$201	$926	$2,508	$5	$19	$37	$5,459
Charge offs	(40)	(126)	(3)	-	(466)	-	-	(2)	(637)
Recoveries	65	79	61	-	304	-	-	3	512
Provision (credit)	135	91	(124)	(407)	42	6	(3)	16	(244)
Ending Balance:	$1,356	$608	$135	$522	$2,388	$11	$16	$54	$5,090

Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120

Balance, Collectively Evaluated	$1,356	$608	$135	$522	$2,268	$11	$16	$54	$4,970

Financing receivables: Ending balance	$124,807	$34,645	$14,534	$19,424	$51,250	$2,799	$3,040	$8,455	$258,954

Ending Balance: individually evaluated for impairment	$3,404	$464	$662	$727	$7,211	$-	$185	$-	$12,653

Ending Balance: collectively evaluated for impairment	$114,814	$30,986	$13,531	$18,697	$43,882	$2,799	$2,831	$8,084	$235,623

Ending Balance: loans acquired with deteriorated credit quality	$6,589	$3,195	$341	$-	$157	$-	$24	$371	$10,677

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At March 31,			At June 30,
	2015			2014
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,491	29.3%	53.7%	$1,397	25.6%	51.6%
Multi-family real estate	522	10.3	7.5	929	17.0	9.4
Nonresidential real estate	2,388	46.9	19.8	2,508	46.0	19.5
Land	16	0.3	1.2	19	0.3	1.4
Agricultural	-	-	1.4	-	-	1.4
Commercial	54	1.1	1.9	37	0.7	1.8
Consumer	608	11.9	13.4	564	10.3	13.8
Construction	11	0.2	1.1	5	0.1	1.1
Total allowance for loan losses	$5,090	100.0%	100.0%	$5,459	100.0%	100.0%
Total loans	$258,954			$250,808

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $23.6 million at March 31, 2015 and $25.0 million at June 30, 2014. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $72.0 million at March 31, 2015. Total securities classified as available-for-sale were $175.8 million at March 31, 2015. In addition, at March 31, 2015, we had the ability to borrow a total of approximately $100.6 million from the Federal Home Loan Bank of Indianapolis.

At March 31, 2015, we had $35.9 million in loan commitments outstanding, consisting of $2.5 million in mortgage loan commitments, $25.1 million in unused home equity lines of credit, $5.0 million in commercial lines of credit and $3.3 million in other loan commitments. Certificates of deposit due within one year of March 31, 2015 totaled $89.2 million. This represented 56.9% of certificates of deposit at March 31, 2015. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2014.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2015:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015 (unaudited)	(in thousands)
Tier 1 capital to risk-weighted assets	$62,870	23.59%	$10,660	4%	$15,990	6%
Total capital to risk-weighted assets	66,222	24.85%	21,320	8%	26,650	10%
Tier 1 capital to adjusted total assets	62,870	12.22%	20,581	4%	25,726	5%
Tangible capital to adjusted total assets	62,870	12.22%	7,718	1.5%	NA	NA

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

For the three months ended March 31, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net economic value of equity at December 31, 2014, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
300	$79,683	$597	.75%	16.78%
200	80,730	1,644	2.08%	16.57%
100	80,886	1,800	2.28%	16.17%
0	79,086	—	—	15.37%
(100)	78,903	(183)	(0.23)%	14.97%
(200)	88,405	9,319	11.78%	16.46%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended March 31, 2015. Subsequent to March 31, 2015, the Company repurchased a total of 3,169 shares at a total cost of $40,000 as a part of the Company’s Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date:	May 15, 2015	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date:	May 15, 2015	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer

