Form 10-K
period 2015-06-30
United Community Bancorp
filed 2015-09-30
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2014 was $48.7 million. The number of shares outstanding of the registrant’s common stock as of September 28, 2015 was 4,533,382.

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

PART I

Item 1. Business

United Community Bancorp. United Community Bancorp, Inc. is an Indiana corporation (“United Community Bancorp” or the “Company”) that was incorporated in March 2011 to be the successor corporation to old United Community Bancorp (“Old United Community Bancorp”), the former stock holding company for United Community Bank (the “Bank”), upon completion of the mutual-to-stock conversion of United Community MHC, the former mutual holding company for United Community Bancorp. The mutual-to-stock conversion was completed on January 9, 2013. As part of the conversion, all outstanding shares of Old United Community Bancorp common stock (other than those owned by United Community MHC) were converted into the right to receive 0.6573 of a share of United Community Bancorp common stock resulting in 2,089,939 shares issued in the exchange without giving effect to cash distributed for fractional shares. In addition, a total of 3,060,058 shares of common stock were sold in the subscription and community offerings at the price of $8.00 per share, including 194,007 shares of common stock purchased by the United Community Bancorp Employee Stock Ownership Plan (the “ESOP”). As of June 30, 2015, United Community Bancorp had 4,610,039 shares outstanding. As a savings and loan holding company, United Community Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. On June 4, 2010, United Community Bank acquired three branches from Integra Bank National Association all of which are located in Ripley County, Indiana. At June 30, 2015, we had approximately $521.2 million in assets and $432.5 million in deposits. We operate as a community-oriented financial institution offering a wide menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to those of a full-service financial institution servicing the needs of consumer and commercial customers. United Community Bank attracts deposits from the general public and local municipalities and uses those funds to originate one- to four-family real estate, multi-family real estate and nonresidential real estate, construction, commercial and consumer loans. Generally, fixed-rate one- to four-family residential conforming loans with terms of more than ten years that we originate are sold in the secondary market with the servicing retained. Such sales generate mortgage banking income. The remainder of our loan portfolio is originated for investment. United Community Bank also maintains an investment portfolio. United Community Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and its deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation, referred to as the FDIC. United Community Bank is also a member of the Federal Home Loan Bank of Indianapolis.

UCB Real Estate Management Holdings, LLC. UCB Real Estate Management Holdings, LLC is a wholly-owned subsidiary of United Community Bank. The entity was formed for the purpose of holding real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. Real estate assets held totaled $286,000 as of June 30, 2015.

UCB Financial Services, Inc. UCB Financial Services, Inc., a wholly owned subsidiary of the Bank, was formed for the purpose of collecting commissions on investments referred from Lincoln Financial Group.

Market Areas

We are headquartered in Lawrenceburg, Indiana, which is in the eastern part of Dearborn County, Indiana, along the Ohio River. We currently have five branches located in Dearborn County and three branches located in adjacent Ripley County. Dearborn and Ripley Counties represent our primary deposit markets. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We advertise on television and radio and in newspapers that are widely circulated in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Accordingly, as our loan rates are competitive, we attract loans from throughout these counties. The economy of the region in which our current offices are located has historically been a mixture of light industrial enterprises and services. Since the mid-1990s, the economy in Lawrenceburg has been strengthened by the riverboat casino in Lawrenceburg whose presence has supported the development of retail centers and job growth as well as an increase in housing development. Located 20 miles from Cincinnati, Ohio, Dearborn and Ripley Counties have also benefited from the growth in and around Cincinnati and northern Kentucky, as many residents commute to these areas for employment.

Dearborn and Ripley Counties’ road system includes eight state highways and three U.S. highways. The counties have two rail lines and port facilities due to the proximity of the Ohio River.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2014, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 39.5% of the deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County, and 10.6% of the deposits in Ripley County, which was the fifth largest market share out of the ten financial institutions with offices in Ripley County. In addition, banks owned by large out-of-state bank holding companies such as Fifth Third Bancorp, PNC Bank and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our future growth. Nevertheless, while in recent years we have steadily decreased our reliance on municipal deposits, which decreased $11.0 million from June 30, 2014 to June 30, 2015, we continue to replace municipal deposits with core retail deposits, which increased $14.5 million during the same period.

Lending Activities

General. We originate loans primarily for investment purposes. Historically, our primary lending activity has been the origination of one- to four-family mortgage loans secured by homes in our local market area, particularly in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. A significant portion of this historical lending activity has been the origination for retention in our portfolio of adjustable-rate mortgage (“ARM”) loans collateralized by one- to four-family residential real estate located within our primary market area. The low interest rate environment that has persisted over the last few years has required that we augment adjustable rate originations with 10-year fixed rate loan originations. In order to further complement our traditional emphasis of one- to four-family residential real estate lending, significant segments of our loan portfolio consist of nonresidential real estate and land loans, multi-family real estate loans and consumer loans. Between 2006 and 2010, we increased and diversified our lending efforts in the metropolitan Cincinnati market area and, to a lesser extent, in northern Kentucky and the Indiana counties outside of our local market area, particularly with respect to nonresidential and multi-family real estate lending. In June 2010, we implemented a strategy to deemphasize the origination of nonresidential real estate and multi-family real estate loans, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consequently, between June 2010 and the quarter ended December 31, 2013, our multifamily and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana had been limited to the renewal, refinancing and restructuring of these types of loans. During the quarter ended December 31, 2013 we reviewed the economic environment in our lending markets and implemented a controlled growth strategy to prudently increase commercial real estate lending, including in the Cincinnati and northern Kentucky markets. We have hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of multi-family and nonresidential real estate loans.

For additional information regarding our strategy to deemphasize the origination of multi-family and nonresidential real estate loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.”

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. As a result of the continued low interest rate environment during the past several years, a greater percentage of our one- to four-family loan originations consisted of fixed-rate one- to four-family mortgage loans. Our practice in recent years has generally been to (i) sell in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans on a servicing retained basis, without recourse to United Community Bank, and (ii) to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. While during a nine month period in the year ending June 30, 2015 we were holding 15-year fixed rate loans; currently, we have no intention of changing our prior practice of selling our fixed-rate loan originations, although we may determine to change this practice in the future. Historically in higher interest rate environments consumer preference for adjustable rate mortgages has enabled us to originate such loans for our portfolio. Therefore, in a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio. In the past, we have occasionally purchased loans and purchased participation interests in loans originated by other institutions to supplement our origination efforts. At June 30, 2015, loans serviced by United Community Bank for others totaled $64.9 million, resulting in $165,000 in servicing fee income during the year ended June 30, 2015. At June 30, 2014, loans serviced by United Community Bank for others totaled $68.0 million, resulting in $168,000 in servicing fee income during the year ended June 30, 2014. During the years ended June 30, 2015 and 2014, we sold $6.3 million and $10.5 million, respectively, of fixed-rate one- to four-family loans. As of June 30, 2015 and 2014, we had $160,000 and $138,000, respectively, of mortgage loans held for sale recorded at the lower of cost or fair value.

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

ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Decreasing interest rates could result in a downward adjustment of the contractual interest rates, subject to interest rate floor, resulting in lower interest income. At June 30, 2015, 35.5% of our loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

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

At June 30, 2015, we had $141.1 million in One-to four-family real estate loans outstanding, or 54.3% of total loans.

Multi-Family Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family real estate. Our multi-family real estate loans are generally secured by apartment buildings within and outside our primary market area. At June 30, 2015, approximately 57.9% of our multi-family real estate loans were secured by properties located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana, 100% of which were in the Cincinnati and northern Kentucky markets. In June, 2010, we implemented a strategy to deemphasize the origination of nonresidential real estate and multi-family real estate loans, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced significant financial difficulties during the recent economic downturn, which resulted in the Bank incurring losses and being required to devote a significant amount of management’s time and energy to overseeing these relationships. Consequently, between June 2010 and the quarter ended December 31, 2013, our multi-family and nonresidential real estate lending origination activity outside of, and to a lesser extent within, Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana was limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy, we amended our loan policy to reduce our concentration limits for multi-family real estate loans to 75% of the sum of tier 1 risk-based capital plus our allowance for loan losses. During the quarter ended December 31, 2013 we reviewed the economic environment in our lending markets and implemented a controlled growth strategy to prudently increase multi-family and nonresidential real estate lending, including in the Cincinnati and Northern Kentucky markets. At June 30, 2015, no nonperforming assets were multi-family residential real estate loans. For additional information regarding our troubled debt restructurings, controlled growth strategy and our multi-family residential lending, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “–Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income” and “ – Risk Management – Analysis of Nonperforming Assets.”

These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. Our portfolio primarily includes adjustable-rate multi-family real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Our adjustable-rate multi-family loans generally do not provide for a decrease in the rate paid below the initial contract rate. Loans are secured by first mortgages that generally do not exceed 80% of the lesser of the property’s appraised value or the purchase price, the maximum amount of which is limited by our in-house loans to one borrower limit which currently is $6.5 million. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers on the loan, or, to a lesser extent, serve as a personal guarantor of the loan. Environmental reports are generally required for all multi-family loans.

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

At June 30, 2015, we had $19.3 million in multi-family real estate loans outstanding, or 7.4% of total loans. The largest outstanding multi-family real estate loan at such date had an outstanding balance of $6.2 million and is secured by multiple apartment buildings. This loan was performing in accordance with its original contractual terms at June 30, 2015.

Nonresidential Real Estate and Land Loans. We offer adjustable-rate mortgage loans secured by nonresidential real estate. Our nonresidential real estate loans are generally secured by commercial buildings. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate nonresidential real estate loans with terms up to 30 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value or the purchase price (75% for improved land only loans and 65% for unimproved land only loans), the maximum amount of which is limited by our in-house loans to one borrower limit which currently is $6.8 million. When the borrower is a corporation, partnership or other entity, we may require that significant equity holders serve as co-borrowers or as personal guarantors of the loan. As of June 30, 2015, approximately $3.2 million, or 47.4%, of our nonperforming assets were nonresidential real estate loans. In June, 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consequently, between June 2010 and the quarter ended December 31, 2013, our multi-family and nonresidential real estate lending origination activity outside of, and to a lesser extent within, Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana was limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy, we amended our loan policy to reduce our concentration limits for nonresidential real estate loans to 100% of the sum of tier 1 risk-based capital plus our allowance for loan losses. During the quarter ended December 31, 2013 we reviewed the economic environment in our lending markets and implemented a controlled growth strategy to prudently increase multi-family and nonresidential real estate lending, including in the Cincinnati and Northern Kentucky markets. For additional information regarding our troubled debt restructurings, controlled growth strategy and our nonresidential real estate and land loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.”

Loans secured by nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Our primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors of loan relationships totaling $1.0 million or more, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise and character, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the leases and the credit quality of the tenants. We may require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental reports are generally required for loans over $500,000.

We also originate loans secured by unimproved property, including lots for single-family homes and for mobile homes, raw land, commercial property and agricultural property. The rates of our land loans are typically higher than our nonresidential and multi-family real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than one- to four-family residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment. Loan amounts generally do not exceed 75% and 65% of the lesser of the appraised value or the purchase price for improved and unimproved land loans, respectively.

At June 30, 2015, we had $47.9 million in nonresidential real estate loans outstanding, or 18.5% of total loans, and $3.0 million in land loans outstanding, or 1.2% of total loans. At June 30, 2015, the largest outstanding nonresidential real estate loan had an outstanding balance of $2.7 million and was performing in accordance with its original contractual terms at that date. At June 30, 2015, our largest land loan, which was performing in accordance with its original terms at that date, had an outstanding balance of $890,000 and was secured by a commercial land development.

Construction Loans. We originate adjustable-rate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings nonresidential properties (owner occupied and non-owner occupied) used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months for residential properties and 12 months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 95% on residential construction and 80% on commercial construction at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At June 30, 2015, we had $4.1 million of construction loans, or 1.6% of total loans.

At June 30, 2015, our largest residential construction loan was for $424,000, of which the entire balance was outstanding. At June 30, 2015, there were two outstanding commercial construction loans totaling $1.4 million.

Commercial Loans. We occasionally make commercial business loans to professionals, sole proprietorships and small businesses primarily in our market area. We extend commercial business loans on an unsecured basis and secured basis, the maximum amount of which is limited by our in-house loans to one borrower limit.

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

We also originate secured and unsecured commercial loans. Secured commercial loans are generally collateralized by business assets, including accounts receivable, inventory, industrial/commercial machinery, equipment and furniture and fixtures, and also marketable securities. We originate both fixed-rate and adjustable-rate commercial loans with terms up to seven years for secured loans and up to three years for unsecured loans. Adjustable-rate loans are based on the prime interest rate as published in The Wall Street Journal, plus a spread, and adjust either monthly or annually. Where the borrower is a corporation, partnership or other entity, we generally require significant equity holders to be co-borrowers, and in cases where they are not co-borrowers, we generally require personal guarantees from significant equity holders.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At June 30, 2015, we had $4.0 million of commercial loans outstanding, or 1.6% of total loans.

At June 30, 2015, our largest commercial loan was a $512,000 loan which was secured primarily by customer utility accounts receivable. This loan was performing in accordance with its original contractual terms at June 30, 2015.

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

We offer secured consumer loans with fixed interest rates and terms up to 10 years and secured lines of credit with adjustable-rates based on the prime interest rate as published in The Wall Street Journal with terms up to five years. We also offer fixed-rate unsecured consumer loans and lines of credit with terms up to five years. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Management–Liquidity Management.” At June 30, 2015, we had $34.9 million of consumer loans outstanding, or 13.4% of total loans.

Agricultural Loans. Originally, our agricultural loans were acquired in connection with our acquisition of the Ripley County branch offices in 2010. We continue to grow the agricultural portfolio utilizing a loan officer who specializes in agricultural lending. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock, crops or equipment and are repaid from the operations of the farm. Agricultural loans generally have maturities of five years or less. At June 30, 2015, we had $5.2 million of agricultural loans outstanding, or 2.0% of total loans. At June 30, 2015, our largest outstanding agricultural loan balance was $574,000, and is secured by farm equipment and crops. This loan was performing in accordance with its original contractual terms at June 30, 2015.

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

Multi-Family and Nonresidential Real Estate and Land Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers, co-borrowers and loan guarantors of loan relationships totaling $1.0 million or more, in the aggregate, to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental reports are generally required for loans over $500,000.

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

The Board has granted authority to approve consumer loans to certain employees up to prescribed limits, depending on the officer’s experience and tenure. The Board also granted loan approval authority to the Management Loan Committee, consisting of the President and the Executive Vice President, the Senior Vice President of Lending and the Chief Credit Officer. The Board Loan Committee may approve consumer loans secured by either real estate or non-real estate assets up to $3.0 million, unsecured consumer loans up to $1.5 million, commercial loans secured by either real estate or non-real estate assets up to $3.0 million and unsecured commercial loans up to $1.5 million. The Management Loan Committee may approve consumer loans secured by either real estate or non-real estate assets up to $1.5 million, unsecured consumer loans up to $500,000, commercial loans secured by either real estate or non-real estate assets up to $1.5 million and unsecured commercial loans up to $500,000.

All loans in excess of these limits must be approved by the full Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of tier 1 risk-based capital plus our allowance for loan losses. At June 30, 2015, our general regulatory limit on loans to one borrower was $9.8 million. On June 30, 2015, our largest lending relationship was a $7.7 million multi-family real estate loan relationship. The loans that comprise this relationship were performing according to their restructured terms at June 30, 2015. In 2014, to reduce the risk of loss to any one borrower, the Board established a loans to one borrower limit of 10% of tier 1 risk-based capital plus our allowance for loan losses. At June 30, 2015, this limit was $6.5 million. Any relationship in excess of 10% at the time of implementation of our in-house limit was grandfathered.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage, consumer, and commercial loans conditioned upon the occurrence of certain events. Commitments to originate mortgage, consumer, and commercial loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and other financial institutions and certificates of deposit of federally insured institutions. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit such investments. We had no investments in derivative securities at June 30, 2015.

At June 30, 2015, our investment portfolio totaled $210.7 million and consisted primarily of municipal bonds and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae.

At June 30, 2015, $58.2 million of our investment portfolio consisted of callable securities. These securities were included in municipal bonds. These securities contain either a one-time call option or may be called any time after the first call date. We face reinvestment risk with callable securities, particularly during periods of falling market interest rates when issuers of callable securities tend to call or redeem their securities. Reinvestment risk is the risk that we may have to reinvest the proceeds from called securities at lower rates of return than the rates paid on the called securities.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of income when demand for loans is weak and to generate a favorable return. The Investment Committee is responsible for the implementation of the investment policy. The Management Investment Committee, consisting of the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Senior VP of Lending, and the Chief Risk Officer is responsible for monitoring our investment performance. Portfolio composition and performance are reviewed by our board of directors quarterly.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as interest-bearing checking and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2015, $103.2 million, or 23.9% of our total deposits, were municipal deposits compared to 47.9% of total deposits at June 30, 2006. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue to improve our funding mix by marketing lower cost core retail deposits, with the goal to reduce the portion of our deposit portfolio comprised of municipal deposits. Municipal deposits decreased $11.0 million from June 30, 2014 to June 30, 2015. During that same period core deposits increased $14.5 million. At June 30, 2015, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing as needed. Our current strategy is to offer competitive rates and to be in the middle of our market for rates on all types of deposit products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At June 30, 2015, $13.0 million was advanced from the Federal Home Loan Bank at an average interest rate of 1.8%, and we had the ability to draw up to an additional $60 million from the Federal Home Loan Bank.

Personnel

As of June 30, 2015, we had 99 full-time employees and 21 part-time employees, none of which are represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as United Community Bank and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred on July 21, 2011 to the OCC, the agency that is also primarily responsible for the regulation and supervision of national banks. Additionally on that date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve Board, which also supervises bank holding companies. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve System. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as United Community Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulators.

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

Capital Requirements. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including United Community Bancorp. See “— Federal Savings Institution Regulation—Capital Requirements.”

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

Capital Requirements. On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $1 billion or more.

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. In addition, the rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. However, instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2015, United Community Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. United Community Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Assessment rates range from 2.5 to 45 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of United Community Bank cannot predict what insurance assessment rates will be in the future.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of tier 1 risk-based capital plus our allowance for loan losses. An additional amount may be lent, equal to 10% of tier 1 risk-based capital plus our allowance for loan losses, if secured by specified readily-marketable collateral.

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

As of June 30, 2015, United Community Bank met the qualified thrift lender test.

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

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2015 of $3.5 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. United Community Bank complies with the foregoing requirements.

Other Regulations

United Community Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Truth in Savings Act; requiring certain disclosures to inform consumers about fees, annual percentage yield, interest rate, and other terms for deposit accounts. The regulation also includes requirements on the payment of interest, the methods of calculating the balance on which interest is paid, the calculation of the annual-percentage yield, and advertising.

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of United Community Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2011. For its tax year ended June 30, 2015, United Community Bank’s maximum federal income tax rate was 34%.

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

State Taxation

Indiana Taxation. Prior to the fiscal year ended June 30, 2015 for the Company, Indiana imposed an 8.5% franchise tax based on a financial institution’s adjusted gross income as defined by statute. Starting in the fiscal year ended June 30, 2015, this tax rate was reduced 0.5% per year until reaching 6.5% in the fiscal year ending June 30, 2018. In computing adjusted gross income, deductions for municipal interest, U.S. Government interest, the bad debt deduction computed using the reserve method and pre-1990 net operating losses are disallowed. United Community Bank’s state franchise tax returns have not been audited for the past five tax years.

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

Our nonperforming assets remained above historical levels primarily as a result of the continued effect of the recent economic recession. At June 30, 2015, we had total nonperforming loans of $6.5 million, or 1.25% of total assets, a $3.4 million decrease from $9.9 million at June 30, 2014. The decrease in nonperforming loans in fiscal 2015 was primarily the result of $4.6 million in reductions due to loan payoffs, foreclosures, payments and movements of such loans to accruing status, partially offset by the addition of $1.2 million in new nonperforming loans in the current year. Troubled debt restructurings are considered to be impaired loans. The elevated level of troubled debt restructurings at June 30, 2015 and 2014 is related to continued weakness in the local economy. Our troubled debt restructurings decreased from $10.0 million at June 30, 2014 to $8.0 million at June 30, 2015, $3.4 million of which were on nonaccrual status and included in nonperforming loans. At June 30, 2014, $4.4 million of troubled debt restructurings were on nonaccrual status and included in nonperforming loans.

Our nonperforming assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the value of the underlying collateral supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of United Community Bancorp. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At June 30, 2015, our allowance for loan losses was $5.1 million, or 2.0% of total loans and 79% of nonperforming loans, compared to $5.5 million, or 2.18% of total loans and 54.9% of nonperforming loans at June 30, 2014.

Our multi-family and nonresidential real estate loans expose us to increased credit risks.

At June 30, 2015, our nonresidential real estate and multi-family real estate loans totaled $47.9 million and $19.3 million, respectively, or 18.5% and 7.4%, respectively, of our total loans outstanding. Nonresidential and multi-family real estate loans represented 47.4% and 0%, respectively, of our total nonperforming assets of $6.8 million at June 30, 2015. Our current strategy is to control the growth of multi-family residential and nonresidential real estate loans, particularly those involving properties outside of our local market area. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. Also, some of our multi-family and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan. During the year ended June 30, 2015, we experienced no charge-offs of multi-family real estate loans. During the year ended June 30, 2015, we experienced charge offs of $466,000 on nonresidential real estate loans, offset by $433,000 of recoveries resulting in net charge-offs of $33,000.

In the quarter ended December 31, 2013, we made the decision to terminate our previous strategy to deemphasize the origination of multi-family and nonresidential loans which caused us to invest in lower interest earning assets which decreased earnings. We cannot predict whether our current lending strategy will enable us to successfully grow these portfolios, increase our weighted average yield on interest-earning assets, or increase interest income in a manner that is sufficient to offset the increased credit risk of these loans.

Prior to the quarter ended December 31, 2013, we deemphasized the origination of nonresidential and multi-family real estate loans as a strategic focus, particularly outside of Dearborn and Ripley Counties in Indiana. From June 30, 2006 through June 30, 2010, we experienced asset growth in excess of 38% in large part due to a determination to increase the size of our nonresidential and multi-family real estate portfolios and expand our lending efforts to southwestern Ohio and northern Kentucky. While these lending areas are geographically proximate to the southeastern Indiana marketplace, the southwestern Ohio and northern Kentucky real estate markets were more negatively impacted by the economic downturn. As a result, our loan relationships in these markets experienced disproportionate loan losses and required an extraordinary investment of managerial time to monitor in order to mitigate losses on these credits. In response, management elected to deemphasize multi-family and nonresidential lending in all markets until the economies in each of these markets materially improved and the level of our nonperforming assets in these segments of our loan portfolio materially declined. This strategy caused our one- to four-family residential mortgage loan portfolio and our investment securities portfolio to increase as a percentage of our interest-earning assets. At June 30, 2015, our nonresidential real estate and multi-family real estate loan portfolios totaled $67.2 million, or 12.9% of total assets, compared to $72.4 million, or 13.7% of total assets at June 30, 2014, and $124.3 million, or 25.3% of total assets, at June 30, 2010. Because one- to four-family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans, our weighted average yield on interest earning assets has declined, and we are more reliant on our non-interest income in order to generate net income.

We reviewed the economic environment in our lending markets, including those in southwestern Ohio and northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios to generate more interest income We cannot predict whether this lending strategy will enable us to successfully grow these portfolios in a manner that is sufficient to offset the increased credit risk of these loans.

A significant amount of our troubled debt restructurings are subject to balloon payments due in the next three years.

At June 30, 2015, troubled debt restructurings totaling $6.1 million were subject to balloon payments that must be repaid within the next three years. If the financial position of the borrowers of these loans is not sufficient to enable the borrowers to satisfy their balloon payments, we may have to further restructure the loans or foreclose on the loans and liquidate the collateral, which could result in an increase in non-accrual loans and/or additional provisions for loan losses.

A return of recessionary conditions could further increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), and the European sovereign debt crisis among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

According to the U.S. Department of Labor, at June 30, 2015, the unemployment rate for Dearborn County and Ripley County was 4.7% and 5.1%, respectively, compared to the national unemployment rate of 5.5%. Further declines in the values of real estate or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. A significant portion of our nonresidential and commercial loans are secured by real estate or made to businesses in Dearborn and Ripley Counties, Indiana. As a result of this concentration, a return to recessionary conditions or negative developments in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic decline could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency referred to as the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 2.0% of total loans and 79.0% of nonperforming loans at June 30, 2015. Our allowance for loan losses at June 30, 2015 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

Our emphasis on one- to four-family mortgage loans exposes us to credit risks.

At June 30, 2015, $141.0 million, or 54.3%, of our loan portfolio consisted of one- to four-family mortgage loans, and $30.6 million, or 11.8%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent economic conditions have resulted in a stabilization in real estate values in our market areas. If real estate values in our market area decline, real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Gaming revenue is vulnerable to fluctuations in the national economy. There has been a prolonged decline in the national economy; however, its impact on Lawrenceburg and its gaming industry has not been as significant as in other parts of the country. Tax revenue from the gaming industry has decreased in recent years.

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

The expansion of permissible gaming activities in other states, particularly in Ohio and/or Kentucky, has led to a decline, and may lead to further declines in gaming revenue in Lawrenceburg, Indiana, which could hurt our business and our prospects.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields on our loans and securities are typically based on intermediate-term or long-term interest rates, which are set by the market and generally, vary daily. The level of net interest income is therefore influenced by movements in such interest rates and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

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

A majority of our real estate loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, increasing the possibility of default. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. At June 30, 2015, approximately 35.5% of our one-to-four family real estate loans had adjustable rates of interest.

Municipal deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits. Securities we pledge as collateral for our municipal deposits may be subject to risk of loss.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2015, $103.2 million, or 23.9% of our total deposits, consisted of municipal deposits. If our municipal deposits decrease to a level where we would need to resort to other sources of funds to support our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would adversely affect our income. Since October 2011, we may be required to pledge collateral to the Indiana Board of Depositories up to 100% of the municipal deposits maintained at United Community Bank. The percentage that we are required to pledge as collateral will periodically vary based on a number of financial factors. This collateral is used to insure the municipal deposits of all institutions who receive deposits from Indiana municipalities, and, therefore, is subject to risk of loss if other such institutions fail and there are insufficient Federal Deposit Insurance funds available to cover the liabilities of such institutions. At June 30, 2015 no pledge was required. On June 20, 2014, the Bank was notified that a 50% pledge would be required during the September 2014 quarter, and at June 30, 2014, we had pledged $97.3 million in securities as collateral for our municipal deposits.

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

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2014, the most recent date for which information is available, we held 39.5% of the deposits in Dearborn County and 10.6% of the deposits in Ripley County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

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

New capital rules generally require insured depository institutions and their holding companies to hold more capital.

In July 2013, the Federal Reserve and the OCC adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules currently apply to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 has created a significant shift in the way financial institutions operate. The Dodd-Frank Act restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated the Bank, into the Office of the Comptroller of the Currency, and assigning the regulation of savings and loan holding companies, including the Company, to the Board of Governors of the Federal Reserve System.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets continue to be examined by their applicable bank regulators.

As required by the Dodd-Frank Act, the federal banking regulators have adopted new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

We are dependent on our information technology and telecommunications systems and third-party servicers; systems failures, interruptions or breaches of security could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

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

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

We are subject to a variety of operational, environmental, legal and compliance risks, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can also result in negative public opinion about our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2015, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of June 30, 2015
Full-Service Branch and Main Office:
92 Walnut Street
Lawrenceburg, Indiana 47025	2004	Owned	—	$1,187

Full-Service Branches:
215 W. Eads Parkway
Lawrenceburg, Indiana 47025	1914	Owned	—	460

19710 Stateline Road
Lawrenceburg, Indiana 47025	2000	Owned	—	704

500 Green Blvd
Aurora, Indiana 47001	2006	Owned	—	1,193

7600 Frey Road
St. Leon, Indiana 47012	2007	Owned	—	1,136

106 Mill Street
Milan, Indiana 47031	1990(1)	Owned	—	397

510 South Buckeye
Osgood, Indiana 47037	1977(1)	Owned	—	812

111 East U.S. 50
Versailles, Indiana 47042	1983(1)	Owned	—	361

Other Properties:
Corner of State Route 350 & State Route 101	Lot	Owned(2)	—	77
Milan, Indiana 47031
Corner of 4th and Main Street
Lawrenceburg, Indiana 47025	Lot	Owned(2)	—	135

(1)	Acquired from Integra Bank National Association on June 4, 2010. “Year Opened” for these branches reflects the date the branch was originally opened (prior to being acquired by United Community Bank).
(2)	Land only.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” On June 30, 2015, there were 676 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision—Limitation on Capital Distributions” for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock.

Fiscal Year 2015:	High	Low	Dividends Declared
Fourth Quarter	$14.25	$12.56	$0.06
Third Quarter	12.85	11.55	0.06
Second Quarter	12.45	11.27	0.06
First Quarter	12.58	11.43	0.06

Fiscal Year 2014:	High	Low	Dividends Declared
Fourth Quarter	$12.00	$10.45	$0.06
Third Quarter	11.61	10.40	0.06
Second Quarter	11.71	9.99	0.06
First Quarter	10.50	9.80	0.06

Purchases of Equity Securities

Repurchases of the Company’s common stock were as follows:

Fiscal Year 2015	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

Fourth Quarter	20,600	13.845	20 600	210 971
Third Quarter	-	-	-	-
Second Quarter	67,611	11.870	67 611	-
First Quarter	257,623	11.820	257 623	67 611

Total	345,834	11.951	345,834

Fiscal Year 2014	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

Fourth Quarter	80,122	11.617	80,122	325,234
Third Quarter	109,600	11.061	109,600	405,356
Second Quarter	-	-	-	-
First Quarter	-	-	-	-

Total	189,722	11.296	189,722

Item 6. Selected Financial Data

	At June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Financial Condition Data:
Total assets	$521,185	$530,465	$512,631	$495,903	$472,531
Cash and cash equivalents	18,522	24,970	16,787	29,079	31,159
Securities held-to-maturity	40,653	337	417	493	564
Securities available-for-sale	60,873	39,965	32,013	21,275	49,230
Mortgage-backed securities available-for-sale	109,138	179,017	170,117	124,621	74,119
Loans receivable, net	253,828	244,384	254,578	283,154	285,877
Deposits	432,537	439,636	421,243	426,967	413,091
Advances from Federal Home Loan Bank	13,000	15,000	15,000	10,833	1,833
Stockholders’ equity	71,437	72,930	73,543	54,988	54,146

	For the Years Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Operating Data:
Interest income	$15,232	$14,958	$15,887	$18,186	$19,846
Interest expense	2,375	2,656	3,351	4,288	5,587
Net interest income	12,857	12,302	12,536	13,898	14,259
Provision for (recovery of) loan losses	(348)	(132)	(66)	3,662	4,140
Net interest income after provision for loan losses	13,205	12,434	12,602	10,236	10,119
Other income	3,396	3,697	4,489	4,977	4,038
Other expense	13,640	13,192	13,595	12,436	12,486
Income before income taxes	2,961	2,939	3,496	2,777	1,671
Provision for income taxes	425	659	929	788	501
Net income	$2,536	$2,280	$2,567	$1,989	$1,170

Per Share Data:
Earnings per share, basic and diluted(1)	$0.57	$0.47	$0.52	$0.40	$0.23

(1)	Earnings per share amounts for periods prior to January 9, 2013 have been restated retroactively to reflect the second step conversion at a conversion rate of 0.6573 to 1.

	At or for the Years Ended June 30,
	2015	2014	2013	2012	2011

Performance Ratios:
Return on average assets	0.49%	0.43%	0.50%	0.41%	0.24%
Return on average equity	3.54	3.09	4.04	3.62	2.17
Interest rate spread (1)	2.65	2.50	2.58	3.05	3.04
Net interest margin (2)	2.68	2.55	2.64	3.10	3.11
Noninterest expense to average assets	2.62	2.53	2.66	2.57	2.56
Efficiency ratio (3)	83.92	82.46	79.85	65.89	68.24
Average interest-earning assets to average interest-bearing liabilities	107.71	108.42	107.23	105.27	106.31
Average equity to average assets	13.75	14.16	12.41	11.35	11.04
Dividend payout ratio (4)	44.83	48.86	91.78	68.58	115.98

United Community Bank Capital Ratios:
Tangible capital	11.47	11.88	12.07	9.24	9.80
Core capital	11.47	11.88	12.07	9.24	9.80
Total risk-based capital	23.80	26.89	26.72	19.05	17.47

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	2.50	3.97	4.87	5.60	7.08
Nonperforming loans as a percent of total assets	1.25	1.88	2.48	3.26	4.36
Nonperforming assets as a percent of total assets	1.30	1.99	2.60	3.30	4.39
Allowance for loan losses as a percent of total loans	1.98	2.18	2.09	1.95	1.83
Allowance for loan losses as a percent of nonperforming loans	78.95	54.88	42.83	34.79	25.90
Net charge-offs (recoveries) to average outstanding loans during the period	(0.01)	(0.06)	0.04	1.19	2.30

Other Data:
Number of:
Real estate loans outstanding	2,727	2,466	2,491	1,806	1,787
Deposit accounts	33,886	33,090	32,526	33,248	32,544
Full-service Offices	8	8	8	8	9

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expense divided by the sum of net interest income and other income.
(4)	Represents dividends declared (excluding waived dividends) divided by net income. A summary of the dividends declared and waived (and thus not paid) dividends is set forth below:

	For the Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Dividends:
Paid to minority stockholders	$1,080	$1,114	$1,844	$1,364	$1,357
Waived by United Community MHC	-	-	-	2,048	1,955
Paid to United Community MHC	-	-	512	-	-
Total dividend	$1,080	$1,114	$2,356	$3,412	$3,312

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

Regulatory fees and deposit insurance premiums include fees paid to the OCC and payments we make to the FDIC for insurance of our deposit accounts.

Other expenses include expenses for supplies, telephone and postage, data processing, expenses related to other real estate owned by the Bank, director and committee fees, professional fees, insurance and surety bond premiums and other fees and expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes, mortgage servicing rights, and fair value measurements.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; and the value of collateral. Inherent loss factors based upon environmental and other economic factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of June 30, 2015 and 2014. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2015 and 2014, and had no accrued interest and penalties on the balance sheet as of June 30, 2015 and 2014. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2011.

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

During the quarter ended March 31, 2011, management undertook a “split note” strategy for certain nonperforming loans, restructuring them into a Note A/B format. While no amount of the original indebtedness of the borrower is forgiven when the loans are restructured in the Note A/B format, the full amount of Note B is charged-off at the time the loan is restructured. Note A is treated as any other troubled debt restructuring, and generally may return to accrual status after performing in accordance with the restructured terms for at least six consecutive months. The intended benefit of this strategy is that the restructuring and subsequent charge-off reduces the carrying value of the loan to an “as is” fair value, which enables the Company to liquidate delinquent loan balances without recording significant additional losses if the restructured loans experience further delinquency. Management believes that the loans that needed to be restructured in this manner represented a distinct identifiable pool of loans.

As a result of these efforts, total nonperforming loans have declined from $20.7 million at June 30, 2011 and $9.9 million at June 20, 2014 to $6.5 million at June 30, 2015. Troubled debt restructurings on nonaccrual status decreased from $4.4 million at June 30, 2014 to $3.4 million at June 30, 2015. The decrease in nonperforming restructured loans was the result of certain restructured loans being returned to performing status after performing in accordance with their restructured terms for more than six consecutive months. Total accruing restructured loans decreased from $5.6 million at June 30, 2014 to $4.6 million at June 30, 2015. At June 30, 2015, there were no nonresidential and multi-family loans 60-89 days delinquent compared to $75,000 at June 30, 2014.

In 2010 and 2011, we also implemented more stringent underwriting standards for our lending programs and enhanced our document requirements and document review process. Residential real estate mortgage applicants are required to have a higher credit score than previously required. We have reduced the maximum loan-to-value ratio for real estate secured consumer loans from 100% to 90%. Commercial and nonresidential real estate loan customers are required to provide us with rent rolls and financial statements for evaluation on a more frequent basis, and members of our loan department are in more frequent contact with these customers. In addition, our credit analyst continues to perform an annual review of all commercial loans having an outstanding balance of at least $1.0 million and every such loan is also reviewed annually by an independent third party loan reviewer. As discussed below, we have implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios. For additional information on this strategy, see “—Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income.”

Improving our funding mix by attracting lower cost core retail deposits

Core deposits include all deposit account types except certificates of deposit and municipal deposits. Core deposits are our least costly source of funds, which improves our interest rate spread, and represents our best opportunity to develop customer relationships that enable us to cross sell our full complement of products and services. Core deposits also contribute noninterest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2015, core deposits represented 45.9% of our total deposits compared to 41.8% at June 30, 2014, and 42.2% at June 30, 2013. Municipal deposits represent tax and other revenues from the local gaming industry. We have steadily reduced our reliance on municipal deposits as a percentage of total deposits. At June 30, 2015, municipal deposits represented 23.9% of total deposits, compared to 47.9% of total deposits at June 30, 2006. While municipal deposits decreased $11.0 million from June 30, 2014 to June 30, 2015, we continue to replace municipal deposits with core retail deposits, which increased $14.5 million during the same period. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue our efforts to improve our funding mix by marketing lower cost core retail deposits.

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

As a result of the credit quality issues arising in our multi-family and nonresidential real estate loan portfolios as discussed under “Improving Our Asset Quality” above, in June 2010, we implemented a strategy to de-emphasize the origination of our nonresidential real estate and multi-family real estate loans, particularly outside of five-county local market area. As part of this strategy, beginning in June 2010, we restricted the origination of new multi-family and nonresidential real estate loans to our local market area, and limited our multi-family and nonresidential real estate lending origination activity outside of our local market area to the renewal, refinancing and restructuring of existing loans. We also amended our loan policy to reduce our concentration limits for nonresidential real estate, multi-family real estate, construction and land loans, which limits were further reduced in August 2011. At June 30, 2015, we met each of these concentration limits.

Due to our prior strategy to deemphasize the origination of multi-family and nonresidential real estate loans, our multi-family and nonresidential loan portfolios declined from $46.3 million and $65.2 million at June 30, 2011, to $32.3 million and $51.9 million at June 30, 2013, respectively. We have reviewed the economic environment in our lending markets, including those in southwestern Ohio and northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we have implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios to generate more interest income. We have hired experienced lenders and staff to support this strategy. At June 30, 2015, our multi-family loans totaled $19.3 million, or 7.4% of our total loans outstanding and our nonresidential real estate loans totaled $47.9 million, or 18.5% of our total loans outstanding. At June 30, 2014, our multi-family loans were $23.6 million, or 9.4% of our total loans outstanding and our nonresidential real estate loans totaled $48.8 million, or 19.5% of our total loans outstanding.

We believe our existing infrastructure will enable us to replace existing loans as they are repaid and prudently grow our loan portfolio in accordance with this strategy and as economic conditions permit.

Continuing to increase noninterest income

Our earnings rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and other borrowings. Because of our prior strategy to de-emphasize the origination of nonresidential real estate and multi-family loan portfolios, we expect that our weighted average yield on interest-earning assets may decrease in future periods because one- to four-family mortgage loans and investment securities generally yield less than nonresidential and multi-family real estate loans. As discussed above in “—Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income”, we have determined to implement a controlled grown strategy to prudently increase nonresidential real estate and multi-family loans to generate more interest income. Additionally, in order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase noninterest income. Our primary recurring source of non-interest income has been service charges on deposit products and other services. We have also implemented, and realize fee income from, an overdraft protection program and from customer use of debit cards. We also have a significant secondary mortgage operation, including loan servicing, and we continue to invest in personnel and systems in order to increase our ability to sell one- to four-family mortgages in the secondary market to increase fee income and reduce interest rate risk through the sale of conforming fixed-rate one- to four-family residential mortgage loans. To date, all loans have been sold without recourse but with servicing retained. The volume of loans sold totaled $6.3 million and $10.5 million for the years ended June 30, 2015 and 2014, respectively. For the years ended June 30, 2015 and 2014, we recognized gains of $176,000 and $166,000, respectively, on the sale of loans. We intend to continue to originate loans for sale in the secondary market to grow our servicing portfolio and generate additional noninterest income. We continue to review programs to further enhance our service fee structure within the new regulatory environment.

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

Continuing our community-oriented focus

As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. Our ability to succeed in our communities is enhanced by the stability of our senior management, who have an average tenure with the Bank of over 33 years. We believe that our community orientation is attractive to our customers and distinguishes us from the large banks that operate in our market area. At June 30, 2014, which is the most recent date for which data is available from the FDIC, we held 39.5% of the total deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the nine financial institutions with offices in Dearborn County, and 10.6% of the deposits in Ripley County, which was the fifth largest market share out of the ten financial institutions with offices in Ripley County.

Balance Sheet Analysis

Total assets were $521.2 million at June 30, 2015, compared to $530.5 million at June 30, 2014. An $8.7 million decrease in investment securities and a $6.5 million decrease in cash and cash equivalents were partially offset by a $9.4 million increase in loans. The decrease in cash and cash equivalents and investment securities was primarily due to the use of cash and the proceeds generated from the sale of investment securities to fund the increase in loans.

Total liabilities decreased $7.7 million from $457.5 million at June 30, 2014 to $449.8 million at June 30, 2015 due to a decrease of $7.1 million in deposits during the current year, primarily as a result of a decrease in municipal deposits.

Total stockholders’ equity was $71.4 million at June 30, 2015, compared to $72.9 million at June 30, 2014. Net income of $2.5 million for the year ended June 30, 2015 was partially offset by amortization of ESOP shares totaling $395,000, amortization of EIP shares totaling $186,000, stock repurchases totaling $4.2 million, dividends paid of $1.1 million and a decrease in unrealized loss on securities available for sale of $556,000. At June 30, 2015, the Bank was considered “well-capitalized” under applicable regulatory requirements.

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

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2015, these loans totaled $141.1 million, or 54.3% of total gross loans, compared to $129.5 million, or 51.6% of total gross loans, at June 30, 2014.

Multi-family and nonresidential real estate loans totaled $67.2 million and represented 25.9% of total loans at June 30, 2015, compared to $72.4 million, or 28.9% of total loans, at June 30, 2014. While repayments and charge-offs have recently reduced these portfolios, they remain a substantial segment of our loan portfolio. However, as further discussed in “Operating Strategy – Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income,” we have reviewed the economic environment in our lending markets, including those in southwestern Ohio and northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios.

Construction loans totaled $4.1 million, or 1.6% of total loans, at June 30, 2015, compared to $2.9 million, or 1.1% of total loans, at June 30, 2014.

Commercial business loans totaled $4.0 million, or 1.6% of total loans, at June 30, 2015, compared to $4.5 million, or 1.8% of total loans, at June 30, 2014.

Consumer loans totaled $34.9 million, or 13.4% of total loans, at June 30, 2015, compared to $34.7 million, or 13.8% of total loans, at June 30, 2014.

Agricultural loans totaled $5.2 million, or 2.0% of total loans, at June 30, 2015, compared to $3.5 million or 1.4% of total loans, at June 30, 2014.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$141,052	54.3%	$129,484	51.6%	$128,059	49.1%	$139,522	48.4%	$131,153	45.1%
Multi-family	19,296	7.4	23,645	9.4	32,306	12.4	42,325	14.7	46,296	15.9
Construction	4,078	1.6	2,880	1.1	2,200	0.8	1,189	0.4	1,084	0.4
Nonresidential real estate	47,929	18.5	48,769	19.5	51,902	19.9	59,123	20.5	65,156	22.4
Land	2,985	1.2	3,391	1.4	3,435	1.3	3,441	1.2	3,985	1.4
Commercial business	4,038	1.6	4,514	1.8	3,556	1.4	3,854	1.3	4,860	1.7
Agricultural	5,161	2.0	3,456	1.4	3,559	1.4	3,150	1.1	1,661	0.5
Consumer:
Home equity	30,600	11.8	30,804	12.3	31,411	12.0	31,242	10.9	32,048	11.0
Auto	2,008	0.8	1,516	0.6	1,468	0.6	1,820	0.6	2,275	0.8
Share loans	893	0.3	1,088	0.4	1,625	0.6	1,200	0.4	1,354	0.5
Other	1,379	0.5	1,261	0.5	1,195	0.5	1,333	0.5	962	0.3
Total consumer loans	34,880	13.4	34,669	13.8	35,699	13.7	35,595	12.4	36,639	12.6
Total loans	259,419	100.0%	250,808	100.0%	260,716	100.0%	288,199	100.0%	290,834	100.0%
Less (plus):
Deferred loan costs, net	(1,186)		(1,118)		(1,025)		(924)		(711)
Undisbursed portion of loans in process	1,653		2,083		1,720		355		333
Allowance for loan losses	5,124		5,459		5,443		5,614		5,335
Loans, net	$253,828		$244,384		$254,578		$283,154		$285,877

Loan Maturity

The following table sets forth certain information at June 30, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(In thousands)

One- to four-family residential real estate	$8,699	$33,004	$99,349	$141,052
Multi-family real estate	1,655	3,128	14,513	19,296
Construction	404	-	3,674	4,078
Nonresidential real estate	9,940	12,651	25,338	47,929
Land	594	1,786	605	2,985
Commercial	855	2,257	926	4,038
Agricultural	667	3,698	796	5,161
Consumer	1,783	3,555	29,542	34,880
Total	$24,597	$60,079	$174,743	$259,419

The following table sets forth the dollar amount of all loans at June 30, 2015 due after June 30, 2016 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One- to four-family residential real estate	$43,643	$88,710	$132,353
Multi-family real estate	8,840	8,801	17,641
Construction	1,236	2,438	3,674
Nonresidential real estate	2,631	35,358	37,989
Land	1,556	835	2,391
Commercial	1,919	1,264	3,183
Agricultural	1,906	2,588	4,494
Consumer	2,325	30,772	33,097
Total	$64,056	$170,766	$234,822

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2015	2014
	(In thousands)

Total loans at beginning of period	$250,808	$260,716
Loans originated (1):
One- to four-family residential real estate	35,553	34,235
Multi-family residential real estate	2,098	1,240
Construction	3,555	2,880
Nonresidential real estate	10,151	4,951
Land	649	946
Commercial business	3,399	2,057
Consumer	3,274	3,111
Total loans originated	58,679	49,420
Deduct:
Loan principal repayments	43,763	48,812
Loans disbursed for sale	6,305	10,516
Net loan activity	8,611	(9,908)
Total loans at end of period	$259,419	$250,808

(1) Includes loan renewals, loan refinancings and restructured loans.

During the years ended June 30, 2015 and June 30, 2014, as a consequence of the prior strategy to deemphasize the origination of multi-family and nonresidential real estate loans, our multi-family and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana has been limited to the renewal, refinancing and restructuring of these types of loans. After review of the economic environment in our lending markets additional staff was added to enhance the commercial lending function and the bank has implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate portfolios to generate more interest income.

Securities. Our securities portfolio consists primarily of U.S. government agency mortgage-backed securities and municipal bonds. As of June 30, 2015, our investment securities totaled $210.7 million, a decrease of $8.6 million from $219.3 million at June 30, 2014. The decrease in investment securities was a result of proceeds generated from the sale of investment securities being used to fund the increase in loans.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$109,793	$109,138	$180,563	$179,017
Municipal Bonds	37,631	37,619	38,000	37,815
U.S. Government Agency Bonds	2,000	2,015	2,000	1,992
Small Business Admin	8,224	8,213	-	-
Collateralized Mortgage Obligations	13,032	12,842	-	-
Other Equity Securities	210	184	210	158
Total	$170,890	$170,011	$220,773	$218,982
Securities held-to-maturity:
Municipal bonds	$40,653	$40,045	$337	$351

At June 30, 2015 and 2014, we had no investments in a single company or entity (other than U.S. Government-sponsored agency securities) that had an aggregate book value in excess of 10% of our stockholders’ equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2015. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the difference would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Our callable securities consist of U.S. government agency bonds and municipal bonds which contain either a one-time call option or may be callable any time after the first call date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$-	-	$92,066	1.65%	$17,072	2.35%	$-	%	$109,138	1.76%
Municipal Bonds	175	5.96%	6,533	2.37%	21,824	3.52%	9,087	4.04%	37,619	3.45%
U.S. Govt Agency Bonds	-	-%	2,015	1.25%	-	-%	-	-%	2,015	1.25%
Small Business Admin	-	-%	-	-%	8,213	2.50%	-	-%	8,213	2.50%
Collateralized Mtg Oblig	-	-%	11,658	1.78%	-	-%	1,184	-%	12,842	1.84%
U.S. Govt Agency Bonds				%		%				%
Total	$175		$112,272	%	$47,109	%	$10,271	%	$169,827	%
Securities held-to-maturity:
Municipal bonds	$57	5.45%	$194	6.22%	$5,068	2.98%	$35,334	4.27%	$40,653	4.12%

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations. Mortgage-backed securities generally increase the quality of our assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of ours. At June 30, 2015, approximately $97.3 million of our mortgage-backed and investment securities were pledged to secure various obligations of United Community Bank.

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

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing checking accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. During the year ended June 30, 2015, our deposits decreased $7.1 million primarily due to a decrease in municipal deposits resulting from normal business fluctuations in those deposits. During the year ended June 30, 2014, our deposits increased $18.4 million primarily due to a $24.1 million increase in municipal deposits partially offset by a $5.7 million decrease in retail customer deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2015		2014
	(In thousands)
Noninterest-bearing checking accounts	$30,928		$27,023
Interest-bearing checking accounts	113,824		108,321
Passbook accounts	113,368		98,927
Money market deposit accounts	20,648		31,102
Certificates of deposit	153,769		174,263
Total	$432,537	(1)	$439,636	(2)

(1) Includes $103.2 million in municipal deposits at June 30, 2015.

(2) Includes $114.3 million in municipal deposits at June 30, 2014.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2015. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2015 and 2014.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$18,812
Over three through six months	11,702
Over six through twelve months	13,966
Over twelve months	32,016
Total	$76,496

The following table sets forth time deposits classified by rate at the dates indicated.

	At June 30,
	2015	2014
	(In thousands)
0.00 - 1.00%	$104,747	$114,323
1.01 - 2.00	34,988	34,259
2.01 - 3.00	12,379	19,759
3.01 - 4.00	1,606	5,875
4.01 - 5.00	49	47
Total	$153,769	$174,263

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2015.

	Amount Due					Total	Percent of Total Certificate of Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)

0.00 – 1.00%	$77,091	$22,234	$5,422	$-	$-	$104,747	68.1%
1.01 – 2.00	8,265	5,260	8,438	6,825	6,200	34,988	22.8
2.01 – 3.00	2,190	7,381	686	569	1,553	12,379	8.1
3.01 – 4.00	1,169	275	-	1	161	1,606	1.0
4.01 – 5.00	40	-	9	-	-	49	-
Total	$88,755	$35,150	$14,555	$7,395	$7,914	$153,769	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2015	2014
	(In thousands)

Beginning balance	$439,636	$421,243
Increase (decrease) before interest credited	(9,229)	15,961
Interest credited	2,130	2,432
Net increase (decrease) in deposits	(7,099)	18,393
Ending balance	$432,537	$439,636

Borrowings. We utilize borrowings from the FHLB to supplement our supply of funds for loans and investments. Borrowings were $13.0 million and $15.0 million at June 30, 2015 and 2014, respectively. Repayments of $4.0 million were offset by new borrowings of $2.0 million during the year ended June 30, 2015.

	Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$15,000	$15,000
Average advances outstanding during the period:
FHLB advances	$14,077	$13,846
Weighted average interest rate during the period:
FHLB advances	1.74%	1.62%
Balance outstanding at end of period:
FHLB advances	$13,000	$15,000
Weighted average interest rate at end of period:
FHLB advances	1.80%	1.64%

Results of Operations for the Years Ended June 30, 2015 and 2014

Overview.

	2015	2014	% Change 2015/2014
Net income	$2,536	$2,280	11.2%
Return on average assets	0.49%	0.43%	14.0
Return on average equity	3.54%	3.09%	14.6
Average equity to average assets	13.75%	14.16%	(2.9)

Net income for the year ended June 30, 2015 was $2.5 million, compared to net income of $2.3 million for the year ended June 30, 2014. The increase is primarily attributable to a $555,000 increase in net interest income and a $234,000 decrease in the income tax provision.

Net Interest Income.

Net interest income increased $555,000, or 4.5%, to $12.9 million for the year ended June 30, 2015 as compared to $12.3 million for the year ended June 30, 2014. The increase in net interest income was due to an increase of $274,000 in interest income and a $281,000 decrease in net interest expense. The increase in interest income was primarily the result of an increase in the average rate earned on investments from 1.53% for the year ended June 30, 2014 to 1.92% for the year ended June 30, 2015, partially offset by a $7.1 million decrease in the average balance of investments. The decrease in interest expense was primarily the result of a decrease in the average interest rate paid on deposits from 0.56% for the year ended June 30, 2014 to 0.49% for the year ended June 30, 2015. Net interest margin increased from 2.55% for the year ended June 30, 2014 to 2.68% for the year ended June 30, 2015. The decrease in the balance of investments was primarily due to using cash flows from investments to fund loan production.

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

	Year Ended June 30,
	2015			2014
	(Dollars in thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$249,851	$11,338	4.54%	$247,970	$11,740	4.73%
Investment securities	201,824	3,877	1.92	208,918	3,197	1.53
Other interest-earning assets	28,018	17	0.06	25,693	21	0.08
Total interest-earning assets	479,693	15,232	3.18	482,581	14,958	3.10
Noninterest-earning assets	40,564			39,425
Total assets	$520,257			$522,006

	Year Ended June 30,
	2015			2014
	(Dollars in thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$168,146	259	0.15	$162,751	308	0.19
Passbook accounts	100,671	236	0.23	95,202	208	0.22
Certificates of deposit	162,447	1,635	1.01	173,288	1,916	1.11
Total interest-bearing deposits	431,264	2,130	0.49	431,241	2,432	0.56
FHLB advances	14,077	245	1.74	13,846	224	1.62
Total interest-bearing liabilities	445,341	2,375	0.53	445,087	2,656	0.60
Noninterest-bearing liabilities	3,378			3,020
Total liabilities	448,719			448,107
Total stockholders’ equity	71,538			$73,899
Total liabilities and stockholders’ equity	$520,257			$522,006
Net interest income		$12,857			$12,302
Interest rate spread			2.65%			2.50%
Net interest margin			2.68%			2.55%
Average interest-earning assets to average interest-bearing liabilities			107.71%			108.42%

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

	Year Ended June 30, 2015 Compared to 2014
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$73	$(475)	$(402)
Investment securities	(107)	787	680
Other interest-earning assets	2	(6)	(4)
Total interest-earning assets	(32)	306	274
Interest expense:
Deposits	-	(302)	(302)
FHLB advances	4	17	21
Total interest-bearing liabilities	4	(285)	(281)
Net change in net interest income	$(36)	$591	$555

Provision for Loan Losses.

The net recovery of loan losses was $348,000 for the year ended June 30, 2015 compared to a net recovery of loan losses of $132,000 for the year ended June 30, 2014. The recovery of loan losses during the year ended June 30, 2015 was due to the recovery of $423,000 on two non-residential properties offset by $75,000 in loan and deposit provisions. The recovery of loan losses during the year ended June 30, 2014 was due to a $379,000 multifamily loan recovery and a $124,000 recovery from two one- to four-family loans. Reflective of continued improvement in our asset quality, nonperforming loans as a percentage of total loans decreased from 3.97% at June 30, 2014 to 2.50% at June 30, 2015, and nonperforming loans as a percentage of total assets decreased from 1.88% at June 30, 2014 to 1.25% at June 30, 2015.

All of the troubled debt restructurings in fiscal 2015 and 2014 represented loan relationships with long-time borrowers of the Company. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. A detailed discussion of our most significant nonaccrual loans at June 30, 2015 and June 30, 2014 is set forth in the section below entitled “—Analysis of Nonperforming and Classified Assets.”

Other Income. The following table shows the components of other income for the years ended June 30, 2015 and 2014.

	2015	2014	% Change 2015/2014
	(Dollars in thousands)

Service charges	$2,747	$2,556	7.5%
Gain on sale of loans	176	166	6.0
Loss on sale of investments	(432)	-	100.0
Gain on sale of other real estate owned	169	4	4,125.0
Gain (loss) on sale of fixed assets	(6)	56	(110.7)
Income from bank-owned life insurance	529	495	6.9
Other	213	420	(49.3)
Total	$3,396	$3,697	(8.1)

Other income decreased $301,000, or 8.1%, to $3.4 million for the year ended June 30, 2015 from $3.7 million for the year ended June 30, 2014. The decrease in other income is primarily due to a $432,000 increase in loss on the sale of investments, a $207,000 decrease in other income, including a $253,000 decline in the fair value of mortgage servicing rights, partially offset by a $191,000 increase in service charges and a $165,000 increase in gain on the sale of other real estate owned. The increase in loss on the sale of investments is due to the sale of lower yielding mortgage-backed securities in the year ended June 30, 2015 with no such sales in the prior year. The increase in service charges is primarily due to an increase in volume. The increase in gain on the sale of other real estate owned is related to the sale of two 1-to 4-family and one multi-family property.

Other Expense. The following table shows the components of noninterest expense for the years ended June 30, 2015 and 2014.

	2015	2014	% Change 2015/2014
	(Dollars in thousands)

Compensation and employee benefits	$7,957	$7,197	10.6%
Premises and occupancy expense	1,187	1,258	(5.6)
Deposit insurance premium	364	369	(1.4)
Advertising expense	364	348	4.6
Data processing expense	1,359	1,444	(5.9)
Provision for loss on sale of other real estate owned	22	9	144.4
Intangible amortization	118	143	(17.5)
Professional fees	774	834	(7.2)
Other operating expenses	1,495	1,590	(6.0)
Total	$13,640	$13,192	3.4

Noninterest expense increased $448,000, or 3.4%, from $13.2 million for the year ended June 30, 2014 to $13.6 million for the year ended June 30, 2015. An increase of $721,000 in compensation expense was partially offset by decreases of $95,000 in other operating expenses, $85,000 in data processing expenses and a decrease of $71,000 in premises and occupancy expense. The increase in compensation expense was primarily the result of stock-based compensation expense of $262,000 in the year ended June 30, 2015 related to the vesting of stock options and restricted share awards issued in April 2014, compared to a $44,000 corresponding expense in the prior year period. Additionally, routine annual compensation increases and employees hired in the fiscal year to enhance the business development efforts in the commercial loan department resulted in an increase of $400,000 for the year ended June 30, 2015.

Income Taxes.

Income tax expense decreased by $234,000 to $425,000 for the year ended June 30, 2015, compared to $659,000 for the year ended June 30, 2014. The effective tax rates for 2015 and 2014 were beneficially affected by tax exempt municipal bond income and income on bank-owned life insurance.

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. In June 2010, we implemented a strategy to deemphasize the origination of multi-family and nonresidential real estate loans, restricting the new origination of nonresidential and multi-family residential loans to the southeastern Indiana Counties of Dearborn, Ripley, Franklin, Ohio and Switzerland. The intent of this strategy was to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly with respect to loans located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. This strategy also emphasized the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that had generally tended to appreciate in value. In March 2014, we amended our loan policies to reduce our concentration limits for multi-family and nonresidential real estate loans to 75% and 100%, respectively. There was no change to construction and land loan limits which remained at10%, of the sum of tier 1 risk-based capital plus our allowance for loan losses. The limits were reduced because United Community Bank identified multi-family and nonresidential real estate loans, especially those located outside our normal southeastern Indiana market area, as the loan types that had experienced the most financial difficulties, which resulted in United Community Bank incurring losses and management being required to devote an extraordinary amount of time to overseeing these relationships. As of June 30, 2015, these loans represented 29.6%, 73.5%, 6.2% and 4.6%, respectively, of the sum of tier 1 risk-based capital plus our allowance for loan losses. We have reviewed the economic environment in our lending markets, including those in southwestern Ohio and northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we have implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios to generate more interest income.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower and personal communication, normally via telephone, is initiated. If no successful workout can be achieved, after a loan becomes 120 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances in the form of a short sale or troubled debt restructuring.

Management reports to the Board of Directors monthly regarding the amount of loans delinquent more than 30 days and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider foreclosed real estate, repossessed assets, nonaccrual loans, and troubled debt restructurings that are delinquent or have not been performing in accordance with their restructured terms for a reasonable amount of time to be nonperforming assets. Loans are generally placed on nonaccrual status when the collection of principal or interest is in doubt, or at the latest, when a loan becomes 90 days delinquent. When a loan is placed on nonaccrual status, the accrual of interest ceases and an allowance for any uncollectible accrued interest is established and charged against operations. All commercial loans that are placed on nonaccrual status are evaluated for impairment at the time the loans are placed on nonaccrual status and quarterly thereafter. Payments received on a nonaccrual loan are applied to the outstanding principal and interest on a cash basis only when United Community Bank has determined that all principal and interest will be collected. If there is doubt about future collection, United Community Bank records the entire payment against principal pursuant to the OCC regulations.

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

Troubled debt restructurings are considered to be impaired and are initially treated as nonperforming. Troubled debt restructurings that are originally restructured at a market rate of interest and have a history of performance (generally a minimum of 12 consecutive months of performance at a market rate of interest) may be excluded from being reported as TDRs in periods subsequent to meeting this requirement. At June 30, 2015, 32 loans were considered to be troubled debt restructurings (with an aggregate balance of $8.0 million) of which 19 loans (with an aggregate balance of $3.4 million) were included in nonperforming assets. At June 30, 2014, 39 loans were considered to be troubled debt restructurings (with an aggregate balance of $10.0 million) of which 26 loans (with an aggregate balance of $4.4 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$1,721	$1,788	$1,876	$2,412	$1,652
Multi-family real estate	-	—	1,861	2,034	1,742
Nonresidential real estate and land	926	3,136	918	1,106	566
Commercial	-	—	—	240	240
Consumer	458	633	535	508	240
Total nonaccrual loans	3,105	5,557	5,190	6,300	4,440
Nonaccrual restructured loans:
One- to four-family residential real estate	948	1,552	2,554	2,601	1,653
Multi-family real estate	-	1,200	2,263	4,251	10,358
Nonresidential real estate and land	2,437	1,639	2,701	2,987	4,146
Total nonaccrual restructured loans	3,385	4,391	7,518	9,839	16,157
Total nonperforming loans	6,490	9,948	12,708	16,139	20,597
Real estate owned	286	598	618	197	139
Total nonperforming assets	$6,776	$10,546	$13,326	$16,336	$20,736
Accruing restructured loans	4,589	5,618	11,543	13,211	8,768
Accruing restructured loans and nonperforming assets	$11,365	$16,164	$24,869	$29,547	$29,504
Total nonperforming loans to total loans	2.50%	3.97%	4.87%	5.60%	7.08%
Total nonperforming loans to total assets	1.25	1.88	2.48	3.26	4.36
Total nonperforming assets to total assets	1.30	1.99	2.60	3.30	4.39

Interest income that would have been recorded for the years ended June 30, 2015 and 2014 had nonaccruing loans been current according to their original terms was $479,000 and $474,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $24,000 and $261,000 for the years ended June 30, 2015 and 2014, respectively.

At June 30, 2015, the percentage of nonperforming loans to total assets decreased to 1.25% from 1.88% at June 30, 2014, a decrease of .63%, or 33.54%. In addition, at June 30, 2015, the percentage of nonperforming assets to total assets decreased to 1.30% from 1.99% at June 30, 2014, a decrease of .69%, or 34.44%. A discussion of United Community Bank’s largest outstanding loans that were reported as nonperforming loans or TDRs at June 30, 2015 are described below in the narratives regarding the “Loan Relationships.” As reflected below, some of the Loan Relationships include loans that were restructured using the “Note A/B split note strategy” for which the amount of the Note B loan has been charged-off, with the borrower remaining responsible for that charged-off amount.

For purposes of this discussion, the loans are identified by a Loan number within each Loan Relationship, such as “Loan A-1,” “Loan A-2” and “Loan M-1 and M-2.”

At June 30, 2015, the five largest commercial real estate nonaccrual loans are Loans B-1, J-1, M-1, M-2, and N-1. At that time, the five largest charge-offs are related to loans in Loan Relationships B, F, H, K and M. Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship B. At June 30, 2015, this Loan Relationship consisted of two loans (one Note A loan, Loan B-1, and one Note B loan) having an aggregate carrying value of $754,000. At June 30, 2014, this Loan Relationship consisted of four loans (two Note A loans, Loan B-1 and Loan B-2, and two Note B loans) having an aggregate carrying value of $1.3 million. At June 30, 2015, Loan B-1, which was restructured previously using the Note A/B split note strategy, had an aggregate carrying value of $754,000, and is secured by a first mortgage on two separate retail strip shopping centers. At June 30, 2014, Loan B-1 had an aggregate carrying value of $1.2 million and was secured by the same collateral. At June 30, 2015, Loan B-2, which was restructured previously using the Note A/B split note strategy, had no aggregate carrying value as its $169,000 principal balance was paid off in the September 2014 quarter, with the Bank experiencing no additional principal balance loss. Loan B-1 is included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at June 30, 2015 and June 30, 2014. At June 30, 2015, Loan B-2 was not included in the above “Nonaccrual restructured loans, Nonresidential real estate” table. At June 30, 2014, Loan B-2 was included in the above “Nonaccrual restructured loans, Nonresidential real estate” table. In the “Credit Risk Profile by Internally Assigned Grade” table on page 65, Loan B-1 is classified as “Nonresidential real estate, Substandard” at June 30, 2015 and June 30, 2014. At June 30, 2015, Loan B-2 was not classified as “Nonresidential real estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. At June 30, 2014, Loan B-2 was classified as “Nonresidential real estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. Loan B-1 was performing in accordance with its restructured terms at June 30, 2015. A more detailed history of Loan Relationship B follows.

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

The balloon payment for Loan B-2 also came due during the quarter ended March 31, 2013. The Note A loan and the Note B loan secured by the single purpose commercial use property were modified again using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was modified to a balance of $185,000, with a market interest rate of 5.50%, for a 30-year term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was modified at its then current balance of $191,000 and charged-off. This charged-off amount equaled the balance of the Note B loan balance in March 2011 ($169,000) plus the balance of the Note A loan in March 2011 that was charged-off during the period ended June 30, 2012 ($22,000). As noted above, the balance of Loan B-2 was paid off in the September 2014 quarter. In addition, in the December 31, 2014 quarter, the co-borrowers of Loan B-1 paid $335,000 toward the loan’s principal balance.

•	Loan Relationship E. At June 30, 2015, this Loan Relationship had no carrying value, as the borrower paid off the $276,000 balance of the Note A loan during the quarter ended March 31, 2015. Additionally, the borrower paid $300,000 towards the Note B loan, resulting in a recovery of $300,000. As further described below, the Note B loan originally had a balance of $508,000 which was charged-off in March 2011. The Bank realized no further loss on the Loan Relationship and the balance of the Note B loan has been released. At June 30, 2014, Loan Relationship E had an aggregate carrying value of $276,000. The loans had been secured by nonresidential warehouse properties. There were no personal guarantees or co-borrowers on these loans. As described below, these loans were previously restructured using the Note A/B split note strategy. Because it was paid off during the March 2015 quarter, the Note A loan is not included in the above table as “Accruing restructured loans,” classified as “Nonresidential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65 at June 30, 2015, but is included in the “Accruing restructured loans” table, and classified as “Nonresidential real estate, Substandard,” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65, at June 30, 2014. A more detailed history of Loan Relationship E follows.

Loan Relationship E was originally comprised of one loan. The loan was restructured in April 2010. At June 30, 2010, the charge-off to the general allowance for loan losses, based upon a then current independent appraisal, was $308,000. The restructured loan had payments deferred for one year, while accruing interest at a market rate. This loan was scheduled to undergo an interest rate and payment reset in February 2011. There were no personal guarantees or co-borrowers on this loan. At the time of the loan adjustment period, it became apparent that the borrower would have difficulty making the required monthly payments beginning in February 2011. As a result, management completed a detailed analysis of this loan and determined to again restructure the loan utilizing the Note A/B split note strategy in March 2011. The terms of the Note A loan were calculated using the borrower’s then current financial information to yield a payment having a debt service coverage ratio of approximately 1.5x, which was more stringent than the Bank’s normal underwriting standards. A restructuring fee of $9,000 was charged and included in the Note B loan at March 31, 2011. The Note A loan had a balance of $569,000, put on nonaccrual, classified as substandard and was reported as a TDR. The Note B loan had a balance of $508,000, which was charged-off in the quarter ended March 31, 2011. This charged-off amount was inclusive of the previous specific reserve of $308,000 recorded during the period ended June 30, 2010. During the quarter ended March 31, 2013, the balloon payments for these loans became due. At that time, the Bank had been reviewing the cash flow of the property on a monthly basis and verified that the cash flows had not changed. An independent appraisal was ordered to provide the “as is” value of the property. The Bank obtained the appraisal in February 2013, and the appraised value of the property had decreased to $910,000 from $997,000 in February 2011. The loans were refinanced into two loans, again using the Note A/B split note strategy. The first loan (a Note A loan) had a balance of $519,000 with a market interest rate of 5.50%, for a 30- year term and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $508,000 and was charged-off. This charged-off amount equaled the amount of the Note B loan originated in March 2011. In the quarter ended December 31, 2013, the borrower sold one of the four nonresidential properties securing the Note A loan and the Note B loan. The Bank received the net proceeds of $227,000 from this sale and applied these net proceeds to the balance of the Note A loan. As of September 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive monthly payments made on time. Appraisals received at that time indicated that the loan to value complied with the Bank’s current underwriting standards. Cash flows of the properties securing the loan also indicated that the debt service coverage ratio complied with the Bank’s current underwriting standards. Loan Relationship E will not be included in the loan narratives going forward.

•	Loan Relationship F. At June 30, 2015 and June 30, 2014, Loan Relationship F was comprised of two loans, a Note A loan and a Note B loan, having an aggregate carrying value of $424,000 and $435,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. At June 30, 2015 and June 30, 2014, the Note A loan is not included in the above table as “Accruing restructured loans.” In the “Credit Risk Profile by Internally Assigned Grade” table on page 65, the Note A loan is classified as “Multi-family real estate, Watch” at June 30, 2015 and June 30, 2014. As of June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loans indicated that the loan to value ratio of the loans complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loans from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. The Note A loan in Loan Relationship F was performing in accordance with its terms at June 30, 2015. A more detailed history of Loan Relationship F follows.

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

The Note B loan had a balance of $405,000. The full amount of the Note B loan was charged-off in the quarter ended March 31, 2011, inclusive of the previous specific reserve of $216,800 from December 31, 2010. A two-year balloon payment was due in March 31, 2013 on the loans unless the borrower refinanced the loans to a market rate loan at that time. During the quarter ended December 31, 2012, as a result of the continued personal problems of the co-borrowers, the two loans were modified with one of the borrowers who had taken control of the two properties in early 2011. The other borrower relinquished all of its interest in the two properties. However, in addition to the one borrower retained on the loan, two other borrowers were added to the loans to provide managerial strength to the relationship and increase the property’s income potential. The Bank had been reviewing the cash flow of the property on a monthly basis and determined that the cash flows had improved due to the borrowers’ enhanced managerial ability. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in December 2012, and the appraised value of the properties had decreased to $730,000 from $774,000 in February 2011. During the quarter ended December 31, 2012, the two loans were modified, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan was modified to a market interest rate of 5.50%, with no increase in the principal balance ($453,000). The term of the loan was also reduced to 324 months from the remaining term of 339 months. Even with the higher market interest rate and the shorter term of the loan, the debt service coverage ratio is above 1.20x, which complied with the Bank’s current loan underwriting standards. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in March 2011, and therefore, the charge-off amount ($405,000) remained the same as in March 2011. However, the interest rate was reduced to 0%, as the loan had been charged-off.

•	Loan Relationship H. At June 30, 2015 and June 30, 2014, Loan Relationship H was comprised of three loans having an aggregate carrying value of 941,000 and $1.0 million, respectively. At June 30, 2015 and June 30, 2014, the loans comprising Loan H-1, which were previously restructured using the Note A/B split note strategy, had an aggregate carrying value of $710,000and $723,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability corporation and the two co-borrowers are the principals of the limited liability corporation. At June 30, 2015 and June 30, 2014, Loan H-1 is included in the above table as “Accruing restructured loans” and classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. As of June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At June 30, 2015 and June 30, 2014, the balance of Loan H-2 was $232,000 and $257,000, respectively. Loan H-2 is not included in the above table as “Accruing restructured loans” at June 30, 2015 and June 30, 2014. At June 30, 2015 and June 30, 2014, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. At June 30, 2015, Loan H-1 was performing in accordance with its terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship H-1 follows.

During the quarter ended September 30, 2008, Loan Relationship H was comprised of one loan with a carrying value of $1.3 million and classified as special mention. In the quarter ended June 30, 2009, the co-borrowers approached the Bank and advised that the only co-borrower who was employed had experienced a substantial salary reduction. The borrowers requested an interest rate reduction to 3% and interest only payments for three years. Independent appraisals were ordered and received and reflected that the properties on which the Bank had a first and second lien position had an aggregate value of $1.5 million. The loan was classified as substandard, placed on nonaccrual, and reported as a TDR. Due to the reduced interest rate, a specific valuation of $123,000 was established for the loan through a charge-off to the general allowance. Under the loan’s modified terms, the interest rate was to reset to 5.75% on June 1, 2012. In June 2012, the borrowers approached the Bank and advised it that the properties’ cash flow could not service the increase in interest rate. Independent appraisals were ordered and received in June 2012 and reflected that the properties on which the Bank had a first lien position had a value of $978,000. As a result, the Bank recorded a charge-off of $481,000, inclusive of the $123,000 specific allocation previously established, to reflect the carrying value of the loan at $744,000. The one loan performed in accordance with its restructured terms until the September 30, 2012 quarter, when the borrowers again approached the Bank and advised it that the properties’ cash flow could not service the loan. Therefore, the one loan was restructured using the Note A/B split note strategy. The first loan (a Note A loan) was for $748,000, with a market rate of interest of 5.00%, for a 30-year term and a three year balloon payment. The carrying value of this loan was placed on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was for $515,000 (inclusive of the $481,000 that was charged-off in the June 30, 2012 quarter) and was charged-off. The interest rate was reduced to 0% as the loan had been charged-off. As noted above, as of June 30, 2015, Loan H-1 has been performing in accordance with its restructured terms since September 30, 2012.

•	Loan Relationship J. At June 30, 2015 and June 30, 2014, this relationship was comprised of two loans having an aggregate carrying value of $1.6million and $1.6million, respectively. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that is contiguous to the nonresidential real estate and is zoned for commercial development. Loan J-2 is secured by a first mortgage on six one-to four-family non owner-occupied residential properties and an 80 acre tract of land. Two of the Loan J-1 borrowers are corporate entities, each of whose principals individually signed as co-borrowers. One of the Loan J-2 borrowers is a corporate entity whose principal individually signed as a co-borrower. At June 30, 2015 and June 30, 2014, Loan J-1 is included in the above table in “Nonaccrual, Nonresidential Real Estate”, and was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. At June 30, 2015 and June 30, 2014, Loan J-2 is not included in the Nonaccrual table and was classified as ”One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. During the quarter ended March 31, 2015, the Bank entered into discussions with the co-borrowers about increasing the payments paid each month on loan J-1 and the fact that this property had not been sold after several promising leads. Subsequent to the quarter ended March 31, 2015, the Bank entered into a forbearance agreement with the borrower and co-borrowers. Basically, the terms of this agreement are that increasing principal and interest payments will be made over 12 months, beginning with the June 2015 payment. Also, all escrow payments will continue to be made. Also, the Maturity date for this loan is now June 30, 2016. If the loan is paid off before the new maturity date, there will be a discounted payoff, but the Bank would experience no additional loss to the loan’s carrying value by any such discounted payoff. At June 30, 2015, Loan J-1 was performing in accordance with its restructured terms, and J-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship J follows.

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

•	Loan Relationship K. At June 30, 2015 and June 30, 2014, this Loan Relationship was comprised of seven loans having an aggregate carrying value of $1.4 million and $1.5 million, respectively. At June 30, 2015 and June 30, 2014, Loan K-1 had an aggregate carrying value of $724,000 and $735,000, respectively, and is secured by 11 one-to four-family non-owner occupied properties and one multi-family property. As further described below, Loan K-1 was previously restructured using the Note A/B strategy. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-5 is secured by a first mortgage on the principal residence of the two individual co-borrowers. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence of the two individual co-borrowers. Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence of the two individual co-borrowers. One of the Loan K-1 co-borrowers is a corporate entity, each of whose principals, together with their respective spouses, is a co-borrower. Two of the Loan K-2 and K-3 co-borrowers are individual co-signors. Loan K-5 co-borrowers are individually signed. One of the Loan K-6 and K-7 co-borrowers is a corporate entity whose principal, together with their spouse, is a co-borrower.

At June 30, 2015 and June 30, 2014, Note A of Loan K-1 is included in the above table in “Accruing Restructured Loans.” At June 30, 2015 and June 30, 2014, Loans K-2, K-3, K-5, K-6, and K-7, are not included in the above nonaccrual table because these loans were performing in accordance with their original terms. At June 30, 2015 and June 30, 2014, the Note A loan of Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. At June 30, 2015 and June 30, 2014, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. At June 30, 2015 and June 30, 2014, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. At June 30, 2015 and June 30, 2014, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. At June 30, 2015 and June 30, 2014, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. At June 30, 2015 and June 30, 2014, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. At June 30, 2015, the Note A loan of Loan K-1 was performing in accordance with its restructured terms, and Loans K-2, K-3, K-5, K-6, and K-7, were performing in accordance with their original terms. A more detailed history of Loan K-1 follows.

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

Loan K-1 was restructured again utilizing the Note A/B split note strategy during the quarter ended December 31, 2013 due to the balloon payment described above. The first loan (a Note A loan) was for $809,000 with the market rate of interest of 5.50% and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $415,000 and was charged-off and the interest rate reduced to 0%. In March 2014, the borrowers sold one of the rental properties and the net proceeds of $65,000 were applied to Loan K-1, reducing the loan’s principal balance to $739,000. Also, in the December 31, 2013 quarter, Loan K-4 was paid in full. Therefore, at June 30, 2015, there were a total of 12 rental properties remaining as collateral for this loan.

•	Loan Relationship L. At June 30, 2015, this Loan Relationship had no carrying value, as the borrower paid off the $277,000 balance during the June 30, 2015 quarter. Additionally, the Bank recovered $122,000 of the $154,000 previously charged-off on this Loan Relationship. The Bank realized no further loss on this Loan Relationship and the balance of the charge-off has been released. At June 30, 2014, this Loan Relationship had a carrying value of $304,000. This loan was secured by a first mortgage on two one-to four-family non-owner occupied properties and two nonresidential properties. The borrowers were a husband and wife who jointly owned these properties. Each of the borrowers was also a co-borrower on the loan. The loan is not included in the above table in “Nonaccrual restructured loans, Nonresidential real estate,” is not classified as “Nonresidential real estate, Substandard, ” and not reported as a TDR at June 30, 2015. At June 30, 2014, the loan was included in the above table in “Nonaccrual restructured loans, Nonresidential real estate,” was classified as “Nonresidential real estate, Substandard” table on page 65 and reported as a TDR. A more detailed history of Loan Relationship L follows.

This Loan Relationship was originally comprised of two loans originated in the first quarter of 2008 and had an aggregate net carrying value of $743,000 at March 31, 2008. In early 2011, the borrowers began to experience cash flow problems because a major tenant in one of the nonresidential properties was making sporadic rental payments. At June 30, 2011, the two loans were not 30 days delinquent; nevertheless, the Bank ordered independent appraisals on the properties securing the loan due to the underlying cash flow problems. The appraisals were received in June 2011 and reflected a total value of $676,000 compared to the original November 2007 appraised value of $1.2 million. At September 30, 2011, one of the loans was 30 days delinquent at which time management determined to establish an impairment of $93,000. Based on the then most recent appraisal indicating a known loss and the borrowers’ cash flow problems, in the quarter ending December 31, 2011, management determined to refinance the two loans into one loan at a below market interest rate. A charge-off of $124,000, inclusive of the impairment established in the September 30, 2011 quarter, was also recorded. As part of the Bank’s ongoing monitoring and impairment analysis, the Bank obtained new appraisals on all five properties relating to this loan relationship in the quarter ended June 30, 2013. The total value of these new appraisals was $680,000, reflecting an increase of $4,000 from the appraisals completed in June 2011. In the quarter ended September 30, 2013, the borrowers received an offer from a qualified buyer to purchase one of the nonresidential properties for $182,000. This property had appraised for $185,000 in June 2013. Based on the anticipated net proceeds from the sale to be applied to the loan’s principal balance, the Bank increased the charge off amount on this loan to $154,000 as of December 31, 2013. In January 2014, the property was sold and net proceeds of $65,000 were applied to the principal balance of the loan. Loan Relationship L will not be included in the loan narratives going forward.

•	Loan Relationship M. At June 30, 2015 and June 30, 2014, Loan Relationship M was comprised of two loans having an aggregate carrying value of $1.7 million and $2.3 million, respectively. The loans are secured by a first mortgage on two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and stepmother of one of the co-borrowers. At June 30, 2015 and June 30, 2014, Loans M-1 and M-2 are included in the above table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table on page 65. During the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers, pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year, beginning in 2015. The maturity date for these loans is now October 1, 2018. If any of these loans is paid off before the new maturity date, there will be a discounted payoff, but the Bank would experience no additional loss to the loan’s carrying value by any such discounted payoff. Additionally, as of the date of this filing, the borrower has paid and brought current all delinquent real estate taxes. Loans M-1 and M-2 were performing in accordance with their restructured terms at June 30, 2015. A more detailed history of Loan Relationship M follows.

Loan M-1 originated in December 2007 and Loan M-2 originated in July 2009, each with a 20 year term. Under each loan’s terms, payments are due from April through December of each year; no payments are required in January, February and March of each year. Due to reduced cash flows resulting from inclement weather, in December 2013, the co-borrowers advised the Bank that they would pay the amounts due for November and December 2013 in February and March 2014, respectively. Due to the continuation of the severe winter weather and resultant reduced cash flows, borrowers were unable to make the payment due in February 2014 and were unable to make the real estate tax payment due during the period ended March 31, 2014. As a result of the failure to make the November payment, the decrease in cash flow and the borrowers’ failure to pay real estate taxes, the Bank had both properties appraised. The appraisals were received in March 2014 and reflected an aggregate decrease in value of approximately $500,000 as compared to their March 2009 appraised value. Based on the new appraised value, there was no known loss to the Bank. The Bank also performed an impairment analysis on each loan in March 2014 resulting in an aggregate impairment of $41,000. In March 2014, the Bank and the co-borrowers agreed to a revised repayment plan to bring all payments, and real estate taxes due, but not paid during the period ended March 31, 2014, current by July 31, 2014. At June 30, 2014, an impairment analysis was performed. The impairment analysis showed that no further impairment was needed on either Loan M-1 or Loan M-2.

At September 30, 2014, the borrowers had successfully complied with the revised payment plan agreement from March 31, 2014 and both loans were current. Additionally, the real estate taxes due during the March 31, 2014 quarter were paid. However, at September 30, 2014, the real estate taxes that were due in July 2014 were not paid. Also, subsequent to the quarter ending September 30, 2014, due to cash flow issues caused by inclement weather during the month of October 2014, the payments due for October 2014 were not made. During the December 31, 2014 quarter, the real estate taxes that were due in July 2014 were still not paid, and the loan payments due for October, November, and December 2014 were not paid. The Bank met with the husband and wife co-borrowers during the December 31, 2014 quarter. The co-borrowers advised the Bank that they would not be able to make the past due payments and the past due real estate taxes because of the inclement weather during the quarter until the golf season opened in spring 2015. Because of these developments, the Bank performed another impairment analysis of these two loans. While the appraisals of the properties showed no need for an impairment, the Bank further analyzed the cash flow of the golf courses. After this analysis, the Bank determined that an impairment of $466,000 was needed and a charge-off of $466,000 was established for this loan relationship. During the quarter ended March 31, 2015, the Bank entered into discussions with the co-borrowers about another payment plan. As stated above, during the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers. An impairment analysis was performed for the quarter ended June 30, 2015. The impairment analysis showed that no further impairment was needed on either Loan M-1 or M-2.

•	Loan Relationship N. At June 30, 2015 and June 30, 2014, Loan Relationship N was comprised of four loans having an aggregate carrying value of $680,000 and $714,000, respectively. Loan N-1 is secured by a single family, non-owner occupied property located on 13 acres, and by another single family, non-owner occupied property on a .52 acre lot. The carrying value of loan N-1 is $252,000. Loan N-2 is secured by land, on which there is a 16 lot residential development. The carrying value of Loan N-2 is $135,000. Loan N-3 and Loan N-4 are secured by a single family non-owner occupied property, located on 51 acres, with Loan N-3 being the first mortgage on this property and Loan N-4 being a home equity line of credit secured by a second mortgage on this property. The carrying value of loan N-3 and N-4 are $222,000 and $72,000, respectively. The borrower of Loan N-1 is a corporate entity, each of whose principals, along with their spouses, have individually signed as a co-borrower. The borrower of Loan N-2 is a corporate entity, with one of the principals individually signed as a co-borrower, together with his wife and parents. The borrowers of Loans N-3 and N-4 are a husband and wife who are also co-borrowers on Loans N-1 and N-2. Loans N-1 and N-3 are included in the above table in “Nonaccrual, one- to-four Family, Non-owner Occupied” Loans as of June 30, 2015. Loan N-2 is included in the above table in “Nonaccrual, Land loans” as of June 30, 2015. Loan N-4 is included in the above table in “Nonaccrual, Consumer loans” as of June 30, 2015. Loans N-1, N-2, N-3, and N-4 were not included in any nonaccrual table as of June 30, 2014. In the “Credit Risk Profile by Internally Assigned Grade” table on page 65, Loans N-1 and N-3 are classified as “One-to-Four Family, Non-owner Occupied, Substandard” at June 30, 2015, and as “One-to Four-Family, Non-owner Occupied, Special Mention” at June 30, 2014. Loan N-2 is classified as “Land, Substandard” at June 30, 2015 and “Land, Special Mention” at June 30, 2014. Loan N-4 is classified as “Consumer, Substandard” at June 30, 2015 and “Consumer, Special Mention” at June 30, 2014. These loans were not performing in accordance with their original terms at June 30, 2015. A more detailed history of Loan Relationship N follows.

Loan N-1 originated in March, 2009 to purchase a 13 acre tract of land on which there was a single family residence. This loan was secured by this property and an additional single family residence on a one acre lot. The house and one acre on which the house was located was to be sold, with the remaining 12 acres utilized for residential development. The original appraised value of the house and 13 acres was $283,000. The single family residence on the one acre tract was destroyed by fire in December 2013. Before its destruction, the appraised value of that collateral was $105,000. A separate single-family residence on a .52 acre tract of land was substituted as collateral for the destroyed property. This replacement property was owned by one of the Loan N-1 principal borrowers and his father. The value of this replacement property was $135,000 based on an appraisal dated February 2014. Because the loan became 90 days delinquent, the Bank reappraised all of the properties in December 2014. The appraised value of all properties totaled $352,500, compared to the original appraised aggregate value of $418,000. The loan had a market rate of interest with monthly interest only payments and an original term of one year. The loan was renewed for an additional five years in 2010, with a maturity date of March 2015. Because of market conditions, the borrower was unable to sell the single family residence on one acre and was unable to develop the additional 12 acres for residential development. In the December 2014 quarter, the borrower was not able to make the monthly payments due to difficulties with other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrower and co-borrowers of Loan N-1, and the borrower continues to try to sell the properties. If the borrower is not able to sell the properties within a reasonable time as determined by the Bank, the Bank may take legal action.

Loan N-2 originated in November 2012 to refinance two existing loans the Bank made that were secured by a 19 lot residential development. Proceeds from the sale of the lots were to be used to repay the loan. This property appraised for $483,000 in 2012. During the previous two years, the borrower was able to sell two of the 19 lots. Because the loan went 90 days delinquent, the Bank obtained an updated appraisal of the remaining 17 lots in December 2014. The updated appraised value was $300,000. Also, in the June 30, 2015 quarter, the borrower sold another lot and the Bank applied the net proceeds to the loan balance, as reflected in the first paragraph of this Loan Relationship narrative. Also, an updated appraisal on the remaining 16 lots was received in July 2015. The updated appraised value was $274,000. This loan had a market rate of interest with monthly interest only payments. The original term of this loan was three years, with a maturity date of December 2015. Because of market conditions, the borrower was not able to sell the lots in a timely manner. In the December 2014 quarter, the borrower was not able to make the monthly payments due to other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrower and co-borrowers of Loan N-2 and the borrower continues to try to sell the properties. If the borrower is not able to sell the properties within a reasonable period of time as determined by the Bank, the Bank may take legal action.

Loan N-3 and Loan N-4 were originated in April 2007 and June 2008, respectively. The purpose of Loan N-3 was to refinance and purchase an additional 33 acres of adjoining property. Loan N-4, an equity line of credit, was used to buy a single family rental property. Loans N-3 and N-4 are secured by the same property, a single family residence and 50.57 acres of land. This property appraised for $405,000 in March 2007 and $406,000 in February 2008. Because the loan went 90 days delinquent, the Bank updated the appraisal on this property in December 2014. The updated appraised value was $378,000. In the December 2014 quarter, the borrowers were not able to make the monthly payments, mainly because of other business ventures of the borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrowers and the borrowers continue to try to sell the property. If the borrowers are not able to sell the property within a reasonable time as determined by the Bank, legal action may be taken. An impairment analysis for the June 30, 2015 quarter showed that no impairment was needed on Loans N-1, N-2, N-3, or N-4.

The following table summarizes all Note A/B format loans at June 30, 2015 and 2014:

At June 30, 2015	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)
Nonresidential real estate	$1,851	$2,778	$4,629	3	3
Multi-family residential real estate	1,858	1,335	3,193	3	3
One- to four-family residential real estate	93	21	114	1	1
Total (1)	$3,802	$4,134	$7,936	7	7

At June 30, 2014	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)

Nonresidential real estate	$2,723	$3,476	$6,199	5	5
Multi-family residential real estate	1,892	1,335	3,227	3	3
One- to four-family residential real estate	199	62	261	1	1
Total	$4,814	$4,873	$9,687	9	9

(1) Included in this total are an aggregate of $2.6 million comprised of Note As and $3.6 million comprised of Note Bs that are included in the discussion of Loan Relationships B, F, H and K.

Primarily based on an assessment of our loans receivable greater than 30 days past due and accruing in the multi-family residential real estate and nonresidential real estate portfolios of $0 at June 30, 2015, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable.

The following tables provide information with respect to all of our loans that are classified as troubled debt restructurings. Troubled debt restructurings are considered to be impaired, except for those that have established a sufficient performance history under the terms for the restructured loan. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At June 30, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$1,148	$948	$2,096	$-	$2,096
Multi-family residential real estate	724	-	724	-	724
Nonresidential real estate	2,717	2,437	5,154	120	5,034
Total	$4,589	$3,385	$7,974	$120	$7,854
Number of loans	13	19

	At June 30, 2014
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$947	$1,552	$2,499	$-	$2,499
Multi-family residential real estate	1,663	1,200	2,863	-	2,863
Nonresidential real estate	3,008	1,639	4,647	120	4,527
Total	$5,618	$4,391	$10,009	$120	$9,889
Number of loans	13	26

	At June 30, 2013
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$2,061	$2,554	$4,615	$7	$4,608
Multi-family residential real estate	5,827	2,263	8,090	20	8,070
Nonresidential real estate	3,656	2,701	6,357	120	6,237
Total	$11,544	$7,518	$19,062	$147	$18,915
Number of loans	21	31

	At June 30, 2012
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$2,374	$2,601	$4,975	$26	$4,949
Multi-family residential real estate	7,715	4,251	11,966	165	11,801
Nonresidential real estate	3,122	2,987	6,109	465	5,644
Total	$13,211	$9,839	$23,050	$656	$22,394
Number of loans	14	34

	At June 30, 2011
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$4,128	$1,653	$5,781	$—	$5,781
Multi-family residential real estate	2,041	10,358	12,399	1,173	11,226
Nonresidential real estate	2,599	4,146	6,745	—	6,745
Total	$8,768	$16,157	$24,925	$1,173	$23,752
Number of loans	28	24

Loans that were included in troubled debt restructurings at June 30, 2015 and 2014 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2015, there were 23 loans that required payments of principal and interest, and 2 loans that required interest payments only. At June 30, 2014, there were 27 loans that required payments of principal and interest, and three loans that required interest payments only. The economic trends during the year ended June 30, 2015 were generally stable in our primary market area, Dearborn and Ripley Counties in Indiana.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2015	2014
	(In thousands)
Special mention assets	$4,086	$5,010
Substandard assets	11,588	15,769
Total classified assets	$15,674	$20,779

At June 30, 2015:         Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Nonresidential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$118,671	$33,016	$7,352	$16,167	$33,913	$3,060	$1,867	$7,442	$221,488
Watch	4,371	1,219	5,479	2,405	5,931	1,018	77	1,757	22,257
Special mention	805	187	142	-	2,062	-	890	-	4,086
Substandard	3,237	458	995	724	6,023	-	151	-	11,588
Total	$127,084	$34,880	$13,968	$19,296	$47,929	$4,078	$2,985	$9,199	$259,419

At June 30, 2014:             Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Nonresidential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$104,266	$32,898	$9,210	$16,573	$29,539	$2,880	$1,591	$5,951	$202,908
Watch	6,067	913	4,531	3,867	9,001	-	723	2,019	27,121
Special mention	370	120	753	342	2,368	-	1,057	-	5,010
Substandard	3,783	738	504	2,863	7,861	-	20	-	15,769
Total	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2015		2014		2013
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Residential real estate:
One- to four-family	$828	$560	$1,894	$974	$1,802	$1,094
Multi-family	-	-	342	̶	110	̶
Nonresidential real estate and land	-	-	161	243	286	18
Consumer and other loans	241	187	187	119	209	68
Total	$1,069	$747	$2,584	$1,336	$2,407	$1,180

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans no less than quarterly. When additional allowances are necessary, a provision for loan losses is charged to earnings. The changes for increases or decreases to the allowance are presented by management to the Board of Directors. Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific allocation on identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for homogenous loans and loans that are not 90 days delinquent to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning historical loss percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, specific reserve and classified asset trends, delinquency trends and risk rating trends. These loss factors are subject to ongoing evaluation to ensure their relevance in the current economic environment.

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

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. On a quarterly basis, management reviews all substandard commercial loans and all loans that are more than 90 days delinquent. On a quarterly basis, management reviews all classified assets and on an annual basis, management reviews all major lending relationships (relationships greater than $1.0 million). The review of major lending relationships includes completing an updated property inspection, and obtaining current tax returns and financial information about the borrower and the property. When collateral dependent impaired loans are identified, management will reduce the loan to fair value and charge-off the difference between the outstanding balance and fair value to the allowance for loan losses. Impaired loans measuring fair value under the present value of cash flows are allocated a portion of the general allowance using a charge off to reduce the loans’ carrying value to the present value of estimated cash flows. No less than quarterly, management will review the allowance for loan losses based upon the criteria discussed above and make adjustments to the allowance accordingly.

Any commercial loan that is included in delinquent loans, classified loans, or other loans about which management may have concerns is individually reviewed for impairment on a quarterly basis. For individually reviewed loans, the borrowers’ inability to make payments under the terms of these loans, or the existence of a shortfall in the collateral value relating to these loans, could result in our allocating a portion of the allowance to the loans that were impaired.

At June 30, 2015, our allowance for loan losses represented 2.0% of total loans and 79.0% of nonperforming loans and amounted to $5.1 million. At June 30, 2014, our allowance for loan losses represented 2.18% of total loans and 54.88% of nonperforming loans and amounted to $5.5 million. At June 30, 2013, our allowance for loan losses represented 2.09% of total loans and 42.83% of nonperforming loans and amounted to $5.4 million.

From June 30, 2014 to June 30, 2015, the loan portfolio experienced decreases of $3.5 million in nonperforming loans, $3.8 million in nonperforming assets, and no new troubled debt restructurings. Classified assets decreased $4.5 million. A review of these factors, combined with a recovery of two non-residential loans totaling $423,000 in the current year, resulted in the net recovery of loan losses of $348,000 for the year ended June 30, 2015. The fiscal 2015 decreases in nonperforming loans, nonperforming assets, and troubled debt restructurings were the result of troubled debt restructuring loans making payments in accordance with their restructured terms for sufficient periods of time to allow the loans to be placed on accruing status. For more information on the Note A/B split note strategy and the related charge-offs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Strategy – Improving our asset quality.” When a loan first becomes a troubled debt restructuring, it is included in nonaccrual loans until a history of at least six consecutive monthly payments can be established. Troubled debt restructurings are also classified as substandard assets as long as the loan is considered a troubled debt restructuring. Because nonaccrual loans are included in nonperforming loans and nonperforming assets and are also considered classified assets, the payments, payoffs, and eligibility for removal from troubled debt restructuring classification in accordance with restructured terms of the troubled debt restructurings by certain of the restructured loans permit them to be reported as a troubled debt restructure was the primary reason for the decrease in nonperforming loans and nonperforming assets.

The recovery of loan losses was $348,000 for the year ended June 30, 2015, compared to a recovery of loan losses of $132,000 for the prior year. The recovery of loan losses during the year ended June 30, 2015 was due to the recovery of two non-residential loans totaling $423,000. The recovery of loan losses during the year ended June 30, 2014 was due to a $379,000 multifamily loan recovery and a $124,000 recovery from two one- to four-family loans.

The ratio of the allowance for loan losses to nonperforming loans (coverage ratio) increased from 54.9% to 79.0% from June 30, 2014 to June 30, 2015. This increase was a result of restructured loans performing in accordance with their restructured terms, payoffs and loans eligible to be removed from troubled debt resutructure classification. At June 30, 2015 and 2014, troubled debt restructurings were 52.2% and 44.1% of nonperforming loans, respectively. Troubled debt restructurings have generally been charged off or written down to their fair value at the time of the restructuring. The fair value at the time of restructuring is determined by a recent independent appraisal or cash flow analysis of the underlying collateral. As a result of the recent fair value determinations of a majority of the loans that are included in nonperforming loans, the allowance for loan losses as a percentage of nonperforming loans increased from June 30, 2014 to June 30, 2015.

The following table illustrates the changes to the allowance for loan losses for the year ended June 30, 2015:

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Non-Owner- Occupied	Multi- Family	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459
Charge offs	(47)	(153)	(3)	-	(466)	-	-	(9)	(678)
Recoveries	79	113	62	-	434	-	-	4	692
Other adjustments	-	-	-	-	-	-	-	-	-
Provision (credit)	120	(7)	(130)	(455)	110	(1)	(3)	17	(349)
Ending Balance:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124
Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120
Balance, Collectively Evaluated	$1,348	$517	$130	$474	$2,466	$4	$16	$49	$5,004
Financing receivables: Ending Balance	$127,084	$34,880	$13,968	$19,296	$47,929	$4,078	$2,985	$9,199	$259,419
Ending Balance: individually evaluated for impairment	$3,159	$458	$659	$724	$5,928	$-	$151	$-	$11,079
Ending Balance: collectively evaluated for impairment	$117,736	$31,511	$12,995	$18,572	$41,851	$4,078	$2,810	$8,863	$238,416
Ending Balance: loans acquired at fair value	$6,189	$2,911	$314	$-	$150	$-	$24	$336	$9,924

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2015			2014			2013
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)

One- to four-family residential real estate	$1,478	28.8%	54.3%	$1,397	25.6%	51.6%	$1,157	21.3%	49.1%
Multi-family real estate	474	9.2	7.4	929	17.0	9.4	1,286	23.6	12.4
Nonresidential real estate	2,586	50.5	18.5	2,508	46.0	19.5	2,386	43.8	19.9
Land	16	0.3	1.2	19	0.3	1.4	17	0.3	1.3
Agricultural	-	-	2.0	-	-	1.4	-	-	1.4
Commercial	49	1.0	1.6	37	0.7	1.8	34	0.6	1.4
Consumer	517	10.1	13.4	564	10.3	13.8	553	10.2	13.7
Construction	4	0.1	1.6	5	0.1	1.1	10	0.2	0.8
Total allowance for loan losses	$5,124	100.0%	100.0%	$5,459	100.0%	100.0%	$5,443	100.0%	100.0%
Total loans	$259,419			$250,808			$260,716

	At June 30,
	2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)

One- to four-family residential real estate	$902	16.1%	48.4%	$912	17.1%	45.1%
Multi-family real estate	1,915	34.1	14.7	2,610	48.9	15.9
Nonresidential real estate and land	2,282	40.6	20.5	1,462	27.4	22.4
Land	11	0.2	1.2	12	0.2	1.4
Agricultural	-	-	1.1	6	0.1	0.5
Commercial	24	0.4	1.3	20	0.4	1.7
Consumer	477	8.5	12.4	310	5.8	12.6
Construction	3	0.1	0.4	3	0.1	0.4
Total allowance for loan losses	$5,614	100.0%	100.0%	$5,335	100.0%	100.0%
Total loans	$288,199			$290,834

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Allowance at beginning of period	$5,459	$5,443	$5,614	$5,335	$8,019
Provision for (recovery of) loan losses	(349)	(132)	(66)	3,662	4,140
Charge-offs:
One- to four-family residential real estate	50	606	322	529	803
Land	-	15	-	8	-
Nonresidential real estate	466	30	457	1,804	3,065
Multi-family real estate	-	430	-	1,233	2,008
Consumer and other loans	162	163	165	325	997
Total charge-offs	678	1,244	944	3,899	6,873
Recoveries:
One- to four-family residential real estate	141	439	97	135	26
Nonresidential real estate and land	434	53	4	4	7
Multi-family real estate	-	644	660	256	-
Consumer and other loans	117	136	78	121	16
Total recoveries	692	1,272	839	516	49
Net recoveries (charge-offs)	14	28	(105)	(3,383)	(6,824)
Loss on restructuring of loans and other adjustments	-	120	-	-	-
Allowance at end of period	$5,124	$5,459	$5,443	$5,614	$5,335
Allowance to nonperforming loans	78.96%	54.88%	42.83%	34.79%	25.90%
Allowance to total loans outstanding at the end of the period	1.98%	2.18%	2.09%	1.95%	1.83%
Net (recoveries) charge-offs to average loans outstanding during the period	(0.01)%	(0.06)%	0.04%	1.19%	2.30%

The net recoveries in the year ended June 30, 2015 were primarily the result of the recovery of two non-residential loans totaling $422,000.

The net recoveries in the year ended June 30, 2014 was due to a $379,000 multifamily loan recovery and a $124,000 recovery from two one- to four-family loans and is also reflective of overall improvement in asset quality.

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

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally selling in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

Economic Value of Equity Analysis. We use an economic value of equity analysis prepared by a consulting firm to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points.

The following table presents the change in our net economic value of equity at June 30, 2015 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$70,427	$(10,325)	(12.79)%	15.05%
300	$77,621	$(3,131)	(3.88)%	16.11%
200	80,029	(723)	(0.90)	16.15
100	81,414	662	0.82	15.96
0	80,752	-	-	-
(100)	80,218	(534)	(0.66)	14.84

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $18.5 million at June 30, 2015. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $54.6 million at June 30, 2015. Total securities classified as available-for-sale were $170.0 million at June 30, 2015.

In addition, we had the ability to borrow a total of approximately $60.4 million from the Federal Home Loan Bank of Indianapolis at June 30, 2015.

At June 30, 2015, United Community Bank’s total commitment to extend credit at variable rates was $33.2 million. The amount of fixed-rate commitments was approximately $2.64 million at June 30, 2015. The fixed-rate loan commitments at June 30, 2015 have interest rates ranging from 2.95% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2015. Certificates of deposit due within one year of June 30, 2015 totaled $88.8 million. This represented 57.7% of certificates of deposit at June 30, 2015. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2015.

		Payments Due By Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in Thousands)

Long-term debt obligations	$13,000	$1,000	$5,167	$1,666	$5,167
Operating lease obligations	98	27	54	17	-
Total	$13,098	$1,027	$5,221	$1,683	$5,167

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2015	2014
	(Dollars in thousands)
Investing activities:
Loans disbursed or closed	$(58,679)	$(49,420)
Loan principal repayments	43,763	48,812
Proceeds from maturities and principal repayments of securities	29,516	38,816
Proceeds from sales of securities available-for-sale	49,872	90
Purchases of securities	(72,736)	(57,702)
Proceeds from sale of fixed assets	-	425
Proceeds from sale of other real estate owned	702	338
Purchase of bank owned life insurance policies	-	(3,205)
Capital expenditures	(326)	(1,223)
Financing activities:
(Decrease) increase in deposits	(7,099)	18,393
Borrowings from Federal Home Loan Bank	2,000	5,000
Repayments of Federal Home Loan Bank advances	(4,000)	(5,000)
Dividends paid to stockholders	(1,080)	(1,114)
Repurchases of common stock	(4,186)	(2,151)
Purchase of common shares for stock plan	-	(1,128)

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Institution Regulation—Capital Requirements,” and Note 15 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

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

For the year ended June 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, utilizing the framework established in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting as of June 30, 2015 was effective.

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

September 28, 2015

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp:

We have audited the accompanying consolidated statements of financial condition of United Community Bancorp as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2015. United Community Bancorp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Community Bancorp as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 28, 2015

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	June 30, 2015	June 30, 2014
Assets

Cash and due from banks	$2,137	$5,265
Interest-earning deposits in other financial institutions	16,385	19,705
Cash and cash equivalents	18,522	24,970

Investment securities:
Securities available for sale - at estimated market value	60,873	39,965
Securities held to maturity - at amortized cost	40,653	337
Mortgage-backed securities available for sale - at estimated market value	109,138	179,017
Investment securities	210,664	219,319

Loans receivable, net	253,828	244,384
Loans available for sale	160	138

Property and equipment, net	7,016	7,115
Federal Home Loan Bank stock, at cost	3,527	6,588
Accrued interest receivable:
Loans	828	806
Investments and mortgage-backed securities	994	828
Other real estate owned, net	286	598
Cash surrender value of life insurance policies	17,456	16,927
Deferred income taxes	3,268	3,510
Prepaid expenses and other assets	1,685	2,213
Goodwill	2,522	2,522
Intangible asset	429	547
Total assets	521,185	$530,465

Liabilities and Stockholders' Equity

Deposits	$432,537	$439,636
Advances from FHLB	13,000	15,000
Accrued interest on deposits	10	14
Accrued interest on FHLB advance	10	11
Advances from borrowers for payment of insurance and taxes	386	228
Accrued expenses and other liabilities	3,805	2,646
Total liabilities	449,748	457,535

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at June 30, 2015 and 2014; 4,610,839 and 4,959,842 shares outstanding at June 30, 2015 and 2014, respectively	51	51
Additional paid-in capital	51,145	51,044
Retained earnings	30,037	28,581
Less shares purchased for stock plans	(2,923)	(3,504)
Treasury Stock, at cost - 538,725 and 189,722 shares at June 30, 2015 and 2014, respectively	(6,337)	(2,151)
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(536)	(1,091)

Total stockholders' equity	71,437	72,930

Total liabilities and stockholders' equity	$521,185	$530,465

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the Three Months Ended		For the Year Ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014

Interest income:
Loans	$2,843	$2,824	$11,338	$11,740
Investments and mortgage-backed securities	1,039	855	3,894	3,218
Total interest income	3,882	3,679	15,232	14,958
Interest expense:
Deposits	499	586	2,130	2,432
Borrowed funds	59	62	245	224
Total interest expense	558	648	2,375	2,656

Net interest income	3,324	3,031	12,857	12,302

Provision for (recovery of) loan losses	(104)	160	(348)	(132)

Net interest income after provision for (recovery of) loan losses	3,428	2,871	13,205	12,434

Other income:
Service charges	723	667	2,747	2,556
Gain on sale of loans	75	25	176	166
Loss on sale of investments	(122)	-	(432)	-
Gain (loss) on sale of other real estate owned	22	(2)	169	4
Gain (loss) on sale of fixed assets	(6)	(80)	(6)	56
Income from bank owned life insurance	129	133	529	495
Other	35	4	213	420
Total other income	856	747	3,396	3,697

Other expense:
Compensation and employee benefits	2,185	1,773	7,957	7,197
Premises and occupancy expense	265	339	1,187	1,258
Deposit insurance premium	87	100	364	369
Advertising expense	75	109	364	348
Data processing expense	310	375	1,359	1,444
Provision for loss on real estate owned	22	8	22	9
Intangible amortization	28	33	118	143
Professional fees	165	167	774	834
Other operating expenses	330	340	1,495	1,590
Total other expense	3,467	3,244	13,640	13,192

Income before income taxes	817	374	2,961	2,939

Income tax provision	122	21	425	659

Net income	$695	$353	$2,536	$2,280

Basic and diluted earnings per share	$0.16	$0.07	$0.57	$0.47

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Year Ended
	June 30,
	2015	2014

Net income	$2,536	$2,280

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	289	1,022

Reclassification adjustment for losses on securities available for sale included in income, net of tax	266	-

Comprehensive income	$3,091	$3,302

Accumulated comprehensive income (loss)	$(536)	$(1,091)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

						Unrealized
		Additional		Shares		Gain (Loss)
	Common	Paid-In	Retained	Purchased for	Treasury	on Securities
(In thousands, except per share data)	Stock	Capital	Earnings	Stock plans	Stock	Available for Sale	Total

Balance at June 30, 2013	$51	$51,882	$27,371	$(3,648)	$-	$(2,113)	$73,543

Net income	-	-	2,280	-	-	-	2,280

Cash dividends of $0.24 per share	-	-	(1,114)	-	-	-	(1,114)

Adjustment from transfer of mortgage servicing rights from amortized to fair value method, net of tax of $23	-	-	44	-	-	-	44

Stock-based compensation expense		44					44

Purchase of shares for stock plans	-	-	-	(1,128)	-	-	(1,128)

Reclassification of shares held for stock plans	-	(848)	-	848	-	-	-

Amortization of ESOP shares	-	(34)		424	-	-	390

Shares repurchased	-	-	-	-	(2,151)	-	(2,151)

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $641	-	-	-	-	-	1,022	1,022

Balance at June 30, 2014	$51	$51,044	$28,581	$(3,504)	$(2,151)	$(1,091)	$72,930

Net income	-	-	2,536	-	-	-	2,536

Cash dividends of $0.06 per share	-	-	(1,080)	-	-	-	(1,080)

Shares repurchased	-	-	-	-	(4,186)	-	(4,186)

Amortization of ESOP shares	-	18	-	395	-	-	413

Restricted stock award	-	(8)	-	186	-	-	178

Stock option expense	-	84	-	-	-	-	84

Restricted stock windfall APIC adjustment	-	7	-	-	-	-	7

Unrealized loss on investments:
Net change during the period, net of deferred taxes of $355	-	-	-	-	-	555	555

Balance at June 30, 2015	$51	$51,145	$30,037	$(2,923)	$(6,337)	$(536)	$71,437

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
(In thousands)	2015	2014

Operating activities:
Net income	$2,536	$2,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	419	413
Recovery of loan losses	(348)	(132)
Deferred loan origination costs	(68)	(88)
Amortization of premium on investments	2,573	3,684
Proceeds from sale of loans	6,458	10,961
Loans disbursed for sale in the secondary market	(6,304)	(10,516)
Gain on sale of loans	(176)	(166)
Amortization of intangible asset	118	143
Amortization of acquisition-related loan yield adjustment	(215)	(70)
Amortization of acquisition-related credit risk adjustment	-	(257)
Loss on sale of investment securities	432	-
Loss (gain) on sale of fixed assets	6	(56)
Provision for loss on real estate owned	22	9
Gain on sale of other real estate owned	(169)	(4)
Increase in cash surrender value of life insurance	(529)	(495)
Stock-based compensation	201	44
ESOP shares committed to be released	481	390
Deferred income taxes	(113)	330
Effects of change in operating assets and liabilities:
Accrued interest receivable	(188)	2
Prepaid expenses and other assets	528	(304)
Accrued interest	(5)	(4)
Accrued expenses and other	1,157	57

Net cash provided by operating activities	6,816	6,221

Investing activities:
Proceeds from maturity of available for sale investment securities	90	-
Proceeds from sale of available for sale investment securities	1,065	90
Proceeds from maturity of held to maturity securities	86	80
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	29,340	38,736
Proceeds from sale of mortgage-backed securities available for sale	48,717	-
Proceeds from sale of fixed assets	-	425
Proceeds from sale of other real estate owned	702	338
Purchases of available for sale investment securities	(9,155)	(7,326)
Purchases of held to maturity investment securities	(40,482)	-
Purchases of mortgage-backed securities available for sale	(23,099)	(50,376)
Proceeds from sale of Federal Home Loan Bank stock	3,061	-
Net (increase) decrease in loans	(9,056)	10,418
Purchase of bank owned life insurance	-	(3,205)
Capital expenditures	(326)	(1,223)

Net cash provided by (used in) investing activities	943	(12,043)

Financing activities:
Net increase (decrease) in deposits	(7,099)	18,393
Borrowings from Federal Home Loan Bank	2,000	5,000
Repayments of Federal Home Loan Bank advances	(4,000)	(5,000)
Dividends paid to stockholders	(1,080)	(1,114)
Repurchases of common stock	(4,186)	(2,151)
Purchase of common shares for stock plans	-	(1,128)
Net increase in advances from borrowers for payment of insurance and taxes	158	5

Net cash provided by (used in) financing activities	(14,207)	14,005

Net increase (decrease) in cash and cash equivalents	(6,448)	8,183

Cash and cash equivalents at beginning of period	24,970	16,787

Cash and cash equivalents at end of period	$18,522	$24,970

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

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with FASB Accounting Standards Codification (ASC) Topic 320, Investments. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2015 or 2014. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

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

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation allocations and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market, determined in the aggregate. Loans are designated for sale as a part of the Bank’s asset/liability management strategy. Market value is determined based on expected volatility in interest rates and the anticipated holding period before the loan is sold. Due to the holding period being short term, the market value and cost of the loan are approximately the same. The Bank had $160,000 and $138,000 in loans held for sale at June 30, 2015 and 2014, respectively.

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

The Bank’s internal asset review committee reviews each loan with three or more delinquent payments, and each loan ninety days or more past due as to principal or interest, and decides whether the circumstances involved give reason to place the loan on nonaccrual status. The Board of Directors reviews this information as determined by the internal asset review committee each month. While a loan is classified as nonaccrual, cash receipts are applied in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction in the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when payments are current, full collectability of principal and interest is reasonably assured and a consistent record of performance has been demonstrated. Interest income is generally recognized on a cash basis.

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

From time to time, as part of our loss mitigation strategy, loans may be renegotiated in a troubled debt restructuring (“TDR”) when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are accounted for as set forth in ASC 310, Receivables. A TDR may be on nonaccrual or it may accrue interest. A TDR is typically on nonaccrual until the borrower successfully performs under the new terms for six consecutive months. However, a TDR may be placed on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal under the new terms are fully collectible.

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

For each of the years ended June 30, 2015 and 2014, outstanding options to purchase 569,135 were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	June 30,
	2015	2014

Basic weighted average outstanding shares	4,463,912	4,844,537
Effect of dilutive stock options	12,272	—
Diluted weighted average outstanding shares	4,476,184	4,844,537

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public companies should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 31, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. For public companies, this ASU is effective for fiscal years, interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statements.

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

NOTE 2 – INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale at June 30, 2015 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$109,793	$170	$825	$109,138
Municipal Bonds	37,631	438	450	37,619
U.S. Government Agency Bonds	2,000	15	—	2,015
Small Business Admin	8,224	18	29	8,213
Collateralized Mortgage Obligations	13,032	9	199	12,842
Other equity securities	210	—	26	184
Total	$170,890	$650	$1,529	$170,011

Investment securities held to maturity at June 30, 2015 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$40,653	$52	$660	$40,045

Investment securities available for sale at June 30, 2014 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$180,563	$501	$2,047	$179,017
Municipal bonds	38,000	479	664	37,815
U.S. Government Agency Bonds	2,000	—	8	1,992
Other equity securities	210	—	52	158
Total	$220,773	$980	$2,771	$218,982

Investment securities held to maturity at June 30, 2014 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$337	$14	$—	$351

Gross proceeds on the sale of investment and mortgage-backed securities were $49,872,000 and $90,000 for the years ended June 30, 2015 and 2014, respectively. Gross realized gains for the years ended June 30, 2015 and 2014 were $396,000 and $-0-, respectively. Gross realized losses for the years ended June 30, 2015 and 2014 were $828,000 and $-0-, respectively.

The amount of investment securities pledged as security for advances from the FHLB totaled $97.3 million and $138.3 million as of June 30, 2015 and 2014, respectively. There were no pledged securities for municipal deposits as of June 30, 2015 and June 30, 2014. The Bank was notified on June 20, 2015 that it would not be required to pledge securities for municipal deposits during the September 2015 quarter.

The mortgage-backed securities, municipal bonds and U.S. government agency bonds available for sale have the following maturities at June 30, 2015:

	Amortized cost	Estimated market value
	(In thousands)

Due or callable in one year or less	$175	$175
Due or callable in 1 - 5 years	112,980	112,272
Due or callable in 5 - 10 years	47,194	47,109
Due or callable in greater than 10 years	10,331	10,271
Total debt securities	$170,680	$169,827

All other securities available for sale at June 30, 2015 are saleable within one year. The Company held $40,653,000 and $337,000 in investment securities that are being held to maturity at June 30, 2015 and 2014, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2016 and 2036.

The expected returns of principal of investments held to maturity are as follows as of June 30, 2015 (in thousands):

2016	56
2017	60
2018	64
2019	69
2020	—
Thereafter	40,403
$40,653

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2015 and 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2015
Municipal Bonds	$44,626	$1,000	$2,910	$110	$47,536	$1,110
Mortgage-backed securities	38,317	194	40,120	631	78,437	825
U.S. Government Agency Bonds	—	—	—	—	—	—
Small Business Admin	4,959	29			4,959	29
Collateralized Mortgage Obligations	11,658	199			11,658	199
Other equity securities	—	—	184	26	184	26

	$99,560	$1,422	$43,214	$767	$142,774	$2,189
Number of investments	121		21		142

June 30, 2014
Municipal bonds	$4,844	$58	$17,065	$606	$21,909	$664
Mortgage-backed securities	22,709	98	98,364	1,949	121,073	2,047
U.S. Government agency bonds	1,992	8	—	—	1,992	8
Other equity securities	—	—	158	52	158	52

	$29,545	$164	$115,587	$2,607	$145,132	$2,771
Number of investments	18		70		88

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

The detail of interest and dividends on investment securities is as follows:

	For the year ended June 30,
	2015	2014
	(In thousands)
Taxable interest income	$2,226	$2,130
Nontaxable interest income	1,414	808
Dividends	254	280
Total	$3,894	$3,218

Mortgage-backed securities available for sale at June 30, 2015 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$87,934	$125	$473	$87,586
FHLMC	11,855	45	76	11,824
GNMA	10,004	—	276	9,728

	$109,793	$170	$825	$109,138

Mortgage-backed securities available for sale at June 30, 2014 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$102,026	$256	$551	$101,731
FHLMC	22,176	200	159	22,217
GNMA	56,361	45	1,337	55,069

	$180,563	$501	$2,047	$179,017

NOTE 3 – FINANCING RECEIVABLES
Financing receivables consist of the following:

	At June 30,
	2015	2014
	(In thousands)
Residential real estate
One- to four-family	$141,052	$129,484
Multi-family	19,296	23,645
Construction	4,078	2,880
Nonresidential real estate – commercial and office buildings	47,929	48,769
Agricultural	5,161	3,456
Land	2,985	3,391
Commercial	4,038	4,514
Consumer	34,880	34,669
	259,419	250,808

Less:
Allowance for losses	5,124	5,459
Undisbursed portion of loans in process	1,653	2,083
Deferred loan costs, net	(1,186)	(1,118)
	$253,828	$244,384

As of June 30, 2015 and 2014, the Company was servicing loans for the benefit of others in the amount of $64,851,000 and $68,030,000, respectively. The Company recognized $176,000 and $166,000 of pre-tax gains on sale of loans during the years ended June 30, 2015 and 2014, respectively. The carrying value of mortgage servicing rights approximated $517,000 and $722,000 as of June 30, 2015 and 2014, respectively. No impairment has been identified on the mortgage servicing assets and correspondingly, no valuation allowance has been recognized as of June 30, 2015 and 2014. During the fiscal year ended June 30, 2014, the Company changed its accounting method for mortgage servicing rights from the amortization method to the fair value measurement method, as permitted in accordance with FASB ASC 860-50, “Servicing Assets and Liabilities.” In accordance with ASC 860-50, the Company recorded an adjustment at the beginning of the year to retained earnings to adjust to the value of such servicing rights at that date. The total reduction in fair value recognized in the consolidated statements of income was approximately $253,000 and $6,000 for the years ending June 30, 2015 and 2014, respectively.

The Company sells loans in the secondary market. Proceeds from the sales of mortgage loans totaled $6,458,000 and $10,961,000 during the years ended June 30, 2015 and 2014, respectively. The Company had $160,000 and $138,000 in one- to four-family fixed rate loans designated as held for sale at June 30, 2015 and 2014, respectively. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment. The following table provides information with respect to nonaccrual loans.

	At June 30,
	2015	2014
	(In thousands)
Nonaccrual loans:
One- to four-family – owner occupied	$1,238	$1,672
One- to four-family – non-owner occupied	483	116
Multi-family residential real estate	—	—

Nonresidential real estate – commercial and office buildings	775	3,116
Land	151	20
Consumer	458	633
Commercial	—	—
Restructured nonaccrual loans:
One- to four-family – owner occupied	$948	$1,364
One- to four-family – non-owner occupied	—	188
Multi-family residential real estate	—	1,200
Nonresidential real estate – commercial and office buildings	2,437	1,639
Total nonperforming loans	$6,490	$9,948
Number of nonaccrual loans	56	76

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

During the third quarter of the fiscal year ended June 30, 2011, Management began restructuring loans into a Note A/Note B format. Upon performing a global analysis of the relationship with the borrower, the terms of Note A were calculated using current financial information to determine the amount of payment at which the borrower would have had a debt service coverage ratio of 1.5x or better. That payment was calculated based upon a 20 to 30 year amortization period, and then was fixed for two years, with the loan maturing at the end of the two years. The amount for Note B is the difference of Note A and the original amount to be refinanced, plus reasonable closing costs. It was given the same interest rate and balloon term as Note A, but no principal or interest payments are due until maturity. Beginning in fiscal year ending June 30, 2013, management began structuring the A/B loans as 3-year balloon notes with amortization periods up to 30 years. The A not typically carries a market interest rate while the B not carries a 0% interest rate. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off. Note A is treated as any other TDR and, generally, may return to accrual status after a history of performance in accordance with the restructured terms of at least six consecutive months is established. The following tables summarize TDRs by loan type and accrual status.

At June 30, 2015
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$1,148	$948	$2,096	$—	$2,096	20	$2,160
Multi-family residential real estate	724	—	724	—	724	4	1,188
Nonresidential real estate	2,717	2,437	5,154	120	5,034	8	4,329

Total	$4,589	$3,385	$7,974	$120	$7,854	32	$7,677

At June 30, 2014
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$947	$1,552	$2,499	$-	$2,499	21	$3,382
Multi-family residential real estate	1,663	1,200	2,863	-	2,863	7	5,607
Nonresidential real estate	3,008	1,639	4,647	120	4,527	11	5,404

Total	$5,618	$4,391	$10,009	$120	$9,889	39	$14,393

Interest income recognized on TDRs is as follows:

	For the year	For the year
	ended June 30, 2015	ended June 30, 2014

One- to four-family residential real estate	$27	$55
Multi-family residential real estate	72	257
Nonresidential real estate	122	132
Construction	—	—
Commercial	—	—
Consumer	—	—
Total	$221	$444

At June 30, 2015, the Bank had 32 loans totaling $8.0 million that qualified as TDRs, and has established an allowance for losses on these loans of $120,000. With respect to the $8.0 million in TDRs, the Bank charged off $4.1 million with respect to these loans at the time of the restructuring into the Note A/B format. At June 30, 2014, the Bank had 39 loans totaling $10.0 million that qualified as TDRs, and has established an allowance for losses on these loans of $120,000. With respect to the $10.0 million in TDRs, the Bank charged off $4.9 million with respect to these loans at the time of the restructuring into the Note A/B format. At June 30, 2015, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans classified as TDRs on a monthly basis.

The following table is a rollforward of activity in our TDRs for the fiscal years ended June 30, 2015 and 2014.

	2015		2014
(Dollar amounts in thousands)	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
Beginning balance	$9,889	30	$18,915	42
Additions to TDRs	1,690	3	20	—
Removals	(3,031)	(8)	(7,434)	(12)
Charge offs	(8)	—	(438)	—
Payments	(686)	—	(1,174)	—
	$7,854	25	$9,889	30

The Company considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. During the year ended June 30, 2015 there were no TDR loans that subsequently defaulted after modification. During the year ended June 30, 2014 the Company had one multi-family loan for $1.6 million and three residential real estate loans for an aggregate $312,000 subsequently default after modification. The recorded investment in the loans at the time of default was approximately $1.2 million for the multi-family loan and $187,000 for the three residential real estate loans. Two of these loans became current by June 30, 2014. The Company does not anticipate any further loss on these loans and the default of these loans had no material impact on the allowance for loan losses for the year.

Loans that were included in TDRs at June 30, 2015 and 2014 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2015, there were 23 loans with required principal and interest payments and 2 loans with required interest only payments. At June 30, 2014, there were 27 loans with required principal and interest payments and 3 loans with required interest only payments.

No loans over ninety days past due accrued interest for the years ended June 30, 2015 and 2014. Interest income that would have been recorded for the years ended June 30, 2015 and 2014 had nonaccruing loans been current according to their original terms was $479,000 and $474,000, respectively. Interest related to nonaccrual loans included in interest income totaled $24,000 and $261,000 for the years ended June 30, 2015 and 2014, respectively.

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable
For the year ended June 30, 2015
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459
Charge offs	(47)	(153)	(3)	—	(466)	—	—	(9)	$(678)
Recoveries	79	113	62	—	434	—	—	4	$692
Provision (credit)	120	(7)	(130)	(455)	110	(1)	(3)	17	$(349)

Ending Balance:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124

Balance, Individually Evaluated	$—	$—	$—	$—	$120	$—	$—	$—	$120

Balance, Collectively Evaluated	$1,348	$517	$130	$474	$2,466	$4	$16	$49	$5,004

Financing receivables:
Ending Balance	$127,084	$34,880	$13,968	$19,296	$47,929	$4,078	$2,985	$9,199	$259,419

Ending Balance: individually evaluated for impairment	$3,159	$458	$659	$724	$5,928	$-	$151	$-	$11,079

Ending Balance: collectively evaluated for impairment	$117,736	$31,511	$12,995	$18,572	$41,851	$4,078	$2,810	$8,863	$238,416

Ending Balance: loans acquired at fair value	$6,189	$2,911	$314	$—	$150	$—	$24	$336	$9,924

Allowance for Credit Losses and Recorded Investment in Loans Receivable
For the year ended June 30, 2014
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$942	$553	$215	$1,286	$2,386	$10	$17	$34	$5,443
Charge offs	(554)	(159)	(52)	(430)	(30)	—	(15)	(4)	$(1,244)
Recoveries	436	133	3	644	29	—	24	3	$1,272
Other adjustment	8	4	—	—	108	—	—	—	$120
Provision (credit)	364	33	35	(571)	15	(5)	(7)	4	$(132)

Ending Balance:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459

Balance, Individually Evaluated	$—	$—	$—	$—	$120	$—	$—	$—	$120

Balance, Collectively Evaluated	$1,196	$564	$201	$929	$2,388	$5	$19	$37	$5,339

Financing receivables:
Ending Balance	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

Ending Balance: individually evaluated for impairment	$3,425	$544	$503	$2,863	$7,763	$—	$20	$—	$15,118

Ending Balance: collectively evaluated for impairment	$103,417	$30,358	$13,932	$20,782	$40,747	$2,880	$3,346	$7,453	$222,915

Ending Balance: loans acquired at fair value	$7,644	$3,767	$563	$—	$259	$—	$25	$517	$12,775

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

The following table illustrates certain disclosures required by ASC 310-10-50-29(b) at June 30, 2015 and 2014.

At June 30, 2015:

Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:

Pass	$118,671	$33,016	$7,352	$16,167	$33,913	$3,060	$1,867	$7,442	$221,488

Watch	4,371	1,219	5,479	2,405	5,931	1,018	77	1,757	22,257

Special mention	805	187	142	—	2,062	—	890	—	4,086

Substandard	3,237	458	995	724	6,023	—	151	—	11,588

Total:	$127,084	$34,880	$13,968	$19,296	$47,929	$4,078	$2,985	$9,199	$259,419

At June 30, 2014:

Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:

Pass	$104,266	$32,898	$9,210	$16,573	$29,539	$2,880	$1,591	$5,951	$202,908

Watch	6,067	913	4,531	3,867	9,001	—	723	2,019	27,121

Special mention	370	120	753	342	2,368	—	1,057	—	5,010

Substandard	3,783	738	504	2,863	7,861	—	20	—	15,769

Total:	$114,486	$34,669	$14,998	$23,645	$48,769	$2,880	$3,391	$7,970	$250,808

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

At June 30, 2015:

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
		(In thousands)
One- to four-family mortgage – owner occupied	$640	$523	$230	$1,393	$125,691	$127,084
Consumer	238	187	72	497	34,383	34,880
One- to four-family mortgage - nonowner- occupied	188	37	483	708	13,260	13,968
Multi-family mortgage	—	—	—	—	19,296	19,296
Nonresidential real estate mortgage – commercial and office buildings	—	—	—	—	47,929	47,929
Construction	—	—	—	—	4,078	4,078
Land	—	—	135	135	2,850	2,985
Commercial and agricultural	3	—	—	3	9,196	9,199
Total	$1,069	$747	$920	$2,736	$256,683	$259,419

At June 30, 2014:

Age Analysis of Past Due Loans Receivable
	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
		(In thousands)
One- to four-family mortgage – owner occupied	$1,590	$165	$440	$2,195	$112,291	$114,486
Consumer	175	119	7	301	34,368	34,669
One- to four-family mortgage - nonowner- occupied	304	809	60	1,173	13,825	14,998
Multi-family mortgage	342	—	1,200	1,542	22,103	23,645
Nonresidential real estate mortgage – commercial and office buildings	161	75	829	1,065	47,704	48,769
Construction	—	—	—	—	2,880	2,880
Land	—	168	—	168	3,223	3,391
Commercial and agricultural	12	—	—	12	7,958	7,970
Total	$2,584	$1,336	$2,536	$6,456	$244,352	$250,808

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	—	—	—	—	—
Multi-family mortgage	—	—	—	—	—
Nonresidential real estate mortgage – commercial and office buildings	1,863	1,983	(120)	69	1,864

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—
Total	$1,863	$1,983	$(120)	$69	$1,864

	Impaired Loans For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$3,158	$3,640	$—	$43	$3,489
Consumer	458	982	—	7	506
One- to four-family mortgage - nonowner-occupied	659	659	—	—	546
Multi-family mortgage	724	2,059	—	72	1,188
Nonresidential real estate mortgage – commercial and office buildings	3,946	7,351	—	53	4,684

Construction	—	—	—	—	—

Land	151	159	—	—	135

Commercial and agricultural	—	11	—	—	—
Total	$9,096	$14,861	$—	$175	$10,548

	Impaired Loans For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)

Total:
One- to four-family mortgage – owner occupied	$3,158	$3,640	$—	$43	$3,489
Consumer	458	982	—	7	506
One- to four-family mortgage - nonowner-occupied	659	659	—	—	546
Multi-family mortgage	724	2,059	—	72	1,188
Nonresidential real estate mortgage – commercial and office buildings	5,809	9,334	(120)	122	6,548

Construction	—	—	—	—	—

Land	151	159	—	—	135

Commercial and agricultural	—	11	—	—	—
Total	$10,959	$16,844	$(120)	$244	$12,412

	Impaired Loans For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	—	—	—	5	164
Multi-family mortgage	—	—	—	56	2,535
Nonresidential real estate mortgage – commercial and office buildings	1,867	1,987	(120)	52	2,115

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—

Total	$1,867	$1,987	$(120)	$113	$4,814

	Impaired Loans For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$3,783	$4,380	$—	$65	$4,244
Consumer	634	1,163	—	25	591
One- to four-family mortgage - nonowner-occupied	504	617	—	25	874
Multi-family mortgage	2,863	4,602	—	202	4,365
Nonresidential real estate mortgage – commercial and office buildings	5,775	9,566	—	81	5,084

Construction	—	—	—	—	—

Land	19	28	—	—	24

Commercial and agricultural	—	8	—	—	1

Total	$13,578	$20,364	$—	$398	$15,183

	Impaired Loans For the year ended June 30, 2014
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)

Total:
One- to four-family mortgage – owner occupied	$3,783	$4,380	$—	$65	$4,244
Consumer	634	1,163	—	25	591
One- to four-family mortgage - nonowner-occupied	504	617	—	30	1,038
Multi-family mortgage	2,863	4,602	—	258	6,900
Nonresidential real estate mortgage – commercial and office buildings	7,642	11,553	(120)	133	7,199

Construction	—	—	—	—	—

Land	19	28	—	—	24

Commercial and agricultural	—	8	—	—	1

Total	$15,445	$22,351	$(120)	$511	$19,997

Impaired loans at June 30, 2015 include TDRs with a principal balance of $8.0 million and a recorded investment of $7.9 million. Impaired loans at June 30, 2014 include TDRs with a principal balance of $10.0 million and a recorded investment of $9.9 million. The Bank did not have any investments in subprime loans at June 30, 2015 or 2014.

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

The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Balance, June 30, 2013	$869
Accretion	70
Other adjustment	(8)
Balance, June 30, 2014	$807
Accretion	216
Balance, June 30, 2015	$591

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at:

	June 30,
	2015	2014
	(In thousands)
One- to four-family residential	$147	$47
Multi-family	-	400
Land	139	151
	$286	$598

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30,
	(In thousands)
	2015	2014
Land and land improvements	$2,520	$2,392
Building and building improvements	6,089	5,978
Furniture and equipment	3,703	3,759
	12,312	12,129
Less: accumulated depreciation	5,296	5,014
	$7,016	$7,115

NOTE 6 – DEPOSITS

Deposits at June 30, 2015 and 2014 consist of the following:

	June 30, 2015		June 30, 2014
	(Dollars in thousands)
	Weighted Average Rate	Balance	Weighted Average Rate	Balance

Demand deposit accounts	0.07%	$144,752	0.08%	$135,344
Savings	0.27%	113,368	0.23%	98,927
Money market deposit accounts	0.14%	20,648	0.12%	31,102
Total demand and passbook deposits		278,768		265,373

Certificates of deposit:
Less than 12 months	0.61%	72,640	0.81%	90,082
12 months to 24 months	1.18%	26,175	0.81%	26,807
24 months to 36 months	1.42%	6,851	2.07%	9,644
More than 36 months	1.63%	10,495	1.57%	7,640
Individual retirement accounts	1.23%	37,608	1.40%	40,090

Total certificates of deposit		153,769		174,263

Total deposit accounts		$432,537		$439,636
103

Interest expense on deposits is as follows:

	For the years ended June 30
	2015	2014
	(In thousands)
NOW and money market accounts	$260	$308
Savings	236	208
Certificates of deposit	1,634	1,916
	$2,130	$2,432

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $35,080,000 and $41,479,000 at June 30, 2015 and 2014, respectively. Individual deposits with denominations of more than $250,000 are not federally insured.

Total non-interest bearing deposits were $91,243,000 and $86,126,000 at June 30, 2015 and 2014, respectively. Municipal deposits totaled $103,222,000 and $114,270,000 at June 30, 2015 and 2014, respectively.

Maturities of certificate accounts are as follows:

	June 30, 2015	June 30, 2014
	(In thousands)
One year or less	$88,753	$106,584
1 – 2 years	35,151	36,365
2 – 3 years	14,554	19,675
3 – 4 years	7,396	8,119
4 – 5 years	7,718	3,226
Over 5 years	197	294
Totals	$153,769	$174,263

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

Intangible Assets

The Integra acquisition included a core deposit intangible asset of $1,400,000. Amortization expense for the years ended June 30, 2015 and 2014 totaled $118,000 and $143,000, respectively. Amortization of the core deposit intangible for future years is as follows (in thousands):

2016	117
2017	117
2018	117
2019	78
$429

105

NOTE 8 – FAIR VALUES OF ASSETS AND LIABILITIES

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2015		2014
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$18,522	$18,522	$24,970	$24,970
Investment securities available for sale	60,873	60,873	39,965	39,965
Investment securities held to maturity	40,653	40,045	337	351
Mortgage-backed securities	109,138	109,138	179,017	179,017
Loans receivable and loans held for sale	253,988	254,944	244,522	245,150
Accrued interest receivable	1,822	1,822	1,634	1,634
Investment in FHLB stock	3,527	3,527	6,588	6,588

Financial liabilities:
Deposits	$432,537	$433,479	$439,636	$440,849
Accrued interest payable	20	20	25	25
FHLB advances	13,000	13,114	15,000	15,041
Off-balance sheet items	—	—	—	—

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

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2015:
Mortgage-backed securities	$109,138	$—	$109,138	$—
Municipal bonds	37,619	—	37,619	—
U.S. Government agency bonds	2,015	—	2,015	—
Small Business Admin	8,213	—	8,213	—
Collateralized Mortgage Obligations	12,842	—	12,842	—
Other equity securities	184	184	—	—
Mortgage servicing rights(1)	517	—	517	—
June 30, 2014:
Mortgage-backed securities	$179,017	$—	$179,017	$—
Municipal bonds	37,815	—	37,815	—
U.S. Government agency bonds	1,992	—	1,992	—
Other equity securities	158	158	—	—
Mortgage servicing rights(1)	722	—	722	—

(1)	During the fiscal year ended June 30, 2014, the Company changed its accounting method for mortgage servicing rights from the amortization method to the fair value measurement method, as permitted in accordance with FASB ASC 860-50, “Servicing Assets and Liabilities”. In accordance with ASC 860-50, the Company recorded an adjustment to retained earnings for the value of such servicing rights.

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2015:
Other real estate owned	$286	$—	$286	$—
Loans available for sale	160	—	160	—
Impaired loans	10,959	—	10,959	—
June 30, 2014:
Other real estate owned	$598	$—	$598	$—
Loans available for sale	138	—	138	—
Impaired loans	15,446	—	15,446	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2015:
Financial assets:
Cash and interest bearing deposits	$18,522	$18,522	$—	$—
Investment securities held to maturity	40,045	—	40,045	—
Loans receivable and loans held for sale	254,944	—	254,944	—
Accrued interest receivable	1,822	—	1,822	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	433,479	—	433,479	—
Accrued interest payable	20	—	20	—
FHLB advances	13,114	—	13,114	—

June 30, 2014:
Financial assets:
Cash and interest bearing deposits	$24,970	$24,970	$—	$—
Investment securities held to maturity	351	—	351	—
Loans receivable and loans held for sale	245,150	—	245,150	—
Accrued interest receivable	1,634	—	1,634	—
Investment in FHLB stock	6,588	—	6,588	—
Financial liabilities:
Deposits	440,849	—	440,849	—
Accrued interest payable	25	—	25	—
FHLB advances	15,041	—	15,041	—

NOTE 9 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB held by the Bank and a blanket pledge agreement for qualifying first mortgage loans. The Bank had $13,000,000 in outstanding FHLB advances at June 30, 2015 and $15,000,000 in outstanding FHLB advances at June 30, 2014. At June 30, 2015, the Bank had eight outstanding advances from the FHLB totaling $13,000,000 at interest rates ranging from 0.74% to 2.63%. At June 30, 2015 there were no outstanding borrowings under the line of credit agreement with FHLB. At June 30, 2014, the Bank had nine outstanding advances from the FHLB totaling $15,000,000 at interest rates ranging from 0.63% to 2.63%. The outstanding FHLB advances require monthly interest payments and mature at dates ranging from January 2016 through January 2022. The weighted average interest rate on outstanding FHLB advances as of June 30, 2015 is 1.80%. Maturities of FHLB advances and outstanding borrowings under the line of credit agreement are as follows (in thousands) for the year ended June 30:

2016	$1,000
2017	3,167
2018	2,000
2019	1,667
Thereafter	5,166
Total	$13,000

NOTE 10 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2015 and 2014 totaled $154,000 and $138,000, respectively.

ESOP

As of June 30, 2015 and 2014, the ESOP owned 205,748 and 237,893 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to the participants. Additionally, as of June 30, 2015, the Company had committed to release from suspense 15,804 shares. The Company recognized compensation expense of $413,000 and $390,000 during the years ended June 30, 2015 and 2014, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released. The fair value of the unearned ESOP shares approximated $2,841,000 at June 30, 2015.

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

Deferred Compensation

In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members. To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. During the year ended June 30, 2011, an additional insurance policy on a new director was purchased at a cost of $500,000. During the years ended June 30, 2014 and 2013, policies were increased to offset and recover existing benefit expenses. The cash surrender value of these policies was $17,456,000 and $16,927,000 at June 30, 2015 and 2014, respectively. The directors’ liability is accrued based on life expectancies, return on investment and a discount rate. For the officers, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as the beneficiary. Deferred compensation payments are funded by available assets in the secular trust. No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2016	$196,000
2017	120,000
2018	120,000
2019	120,000
2020 and thereafter	278,000
$834,000

At June 30, 2015 and 2014, the Bank had accrued directors’ supplemental retirement expense of $1,123,000 and $1,174,000, respectively. Officers and directors supplemental retirement expense totaled $299,000 and $303,000 for the years ended June 30, 2015 and 2014, respectively.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. Effect on income for the years ended June 30, 2015 and 2014 was minimal.

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

In February 2014, the Company adopted the United Community Bancorp 2014 Equity Incentive Plan (2014 Equity Incentive Plan) for the issuance of restricted stock, incentive stock options and non-statutory stock options to employees, officers and directors of the Company. The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted under the Equity Incentive Plan is 372,102, of which 275,099 are available to be issued in connection with the exercise of stock options and 97,003 are available to be issued in the form of restricted stock and performance shares. In 2014, the Board of Directors of the Company authorized the funding of a trust that purchased 97,003 shares of the Company’s outstanding common stock to be used to fund restricted stock awards granted under the 2014 Equity Incentive Plan.

In April 2014, the Company granted awards as follows:

	Number issued under the
Award Type	2006 Incentive Stock Plan	2014 Incentive Stock Plan	Total Awarded
Restricted share awards	13,310	65,260	78,570
Incentive stock options	36,802	128,258	165,060
Non-statutory stock options	-	57,771	57,771

	50,112	251,289	301,401

These awards vest at 20% annually from April 2015 through April 2019. As of June 30, 2015, 80% of all awards granted during the year ended June 30, 2015 remained outstanding and unvested. Total recognized compensation expense was $262,000 and $44,000 for the years ended June 30, 2015 and 2014, respectively. The unvested expense as of June 30, 2015 that will be recorded as expense in future periods is $1,003,000. The time over which this expense will be recorded will be recorded is 46 months. This expense has been calculated for stock options using the following assumptions: expected volatility of 14.22%, risk-free interest rate of 2.70%, expected term of ten years and expected dividend yield of 2.12%.

Of awards granted in December 2006, 126,523 incentive stock options and 101,101 non-statutory stock options are fully vested and remain outstanding as of June 30, 2015. There was no compensation expense recognized for the years ended June 30, 2015 and 2014, nor is there any remaining unvested expense as of June 30, 2015 that will be recorded as expense in future periods.

Information related to stock options for the years ended June 30, 2015 and 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at June 30, 2013	227,626	17.54
Granted	222,831	11.33
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2014	450,457	14.47
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2015	450,457	14.47	5.1 years

Exercisable at June 30, 2015	272,192	16.52	2.7 years

Fair value of options		$2.75

A summary of the status of unvested stock options for the years ended June 30, 2015 and 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at June 30, 2013	—	—
Granted	222,831	1.88
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2014	222,831	1.88
Granted	—	—
Vested	(44,566)	1.88
Forfeited	—	—
Outstanding at June 30, 2015	178,265	1.88

Information related to restricted stock grants for the years ended June 30, 2015 and 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at June 30, 2013	—	—
Granted	78,570	11.33
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2014	78,570	11.33
Granted	—	—
Vested	(15,714)	11.33
Forfeited	—	—
Outstanding at June 30, 2015	62,856	11.33

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2015	2014
	(In thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$320	$670
Interest	$2,380	$2,660

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$557	$1,022
Transfers of loans to other real estate owned	$243	$323
Beginning of period adjustment from transfer of mortgage servicing rights from amortized cost method to fair value method, net of tax	$—	$44

NOTE 13 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2015 and 2014 was $27,000 and $17,000, respectively.

Future minimum lease payments under these lease agreements are as follows for the fiscal years ended:

2016	$27,000
2017	27,000
2018	27,000
2019	17,000
$98,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2015 and 2014 was $23,000 and $33,000, respectively.

Future minimum lease payments under these lease agreements are as follows for the fiscal years ended:

2015	$10,000
2016	10,000
2017	1,000
$21,000

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

At June 30, 2015 the Bank’s total commitment to extend credit at variable rates was $33,247,000. The amount of fixed-rate commitments was approximately $2,636,000 at June 30, 2015. The fixed-rate loan commitments at June 30, 2015 have interest rates ranging from 2.95% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2015.

At June 30, 2014 the Bank’s total commitment to extend credit at variable rates was $30,700,000. The amount of fixed-rate commitments was approximately $711,000 at June 30, 2014. The fixed-rate loan commitments at June 30, 2014 have interest rates ranging from 3.25% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2014

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $1,789,000 and $3,104,000 at June 30, 2015 and 2014, respectively. All loans were current at June 30, 2015 and 2014.

The activity in loans to executive officers, directors and their affiliated companies are as follows:

	For the year ended June 30,
	2015	2014
	(In thousands)
Beginning balance	$3,104	$3,397
New loans	309	160
Owner Status Change	(137)	—
Payments on loans	(1,487)	(453)
Ending balance	$1,789	$3,104

Deposits from officers and directors and affiliates totaled $1,529,000 and $1,472,000 at June 30, 2015 and 2014, respectively.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. In March 2015, the most recent regulatory notifications categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

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

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2015
Common equity tier 1 risk-based capital	$60,088	22.53%	$11,999	4.50%	$17,332	6.50%
Tier 1 risk based capital	60,088	22.53%	15,999	6.00%	21,331	8.00%
Total risk-based capital	63,448	23.80%	21,331	8.00%	26,664	10.00%
Tier 1 leverage	60,088	11.47%	20,963	4.00%	26,204	5.00%

June 30, 2014
Tier 1 capital to risk-weighted assets	$62,516	25.63%	$9,757	4.00%	$14,636	6.00%
Total capital to risk-weighted assets	65,595	26.89%	19,515	8.00%	24,394	10.00%
Tier 1 capital to adjusted total assets	62,516	11.88%	21,049	4.00%	26,311	5.00%

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the parent company in payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As of June 30, 2015, the Bank has received proper regulatory approval for any dividends paid to the Company in excess of regulatory limits..

Reconciliation of GAAP equity to regulatory capital is as follows for the Bank:

	June 30,
	2015	2014
	(In thousands)
GAAP equity	$62,526	$65,368
Intangible assets, net	(2,366)	(3,069)
Unrealized (gain) loss on securities available for sale	520	1,060
Disallowed servicing rights (10%)	-	(72)
Disallowed deferred tax assets	(592)	(771)
Tier 1 capital	60,088	62,516
General allowance for loan losses	3,360	3,079
Risk-based capital	$63,448	$65,595

NOTE 16 – INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	For the year ended June 30,
	2015	2014
	(In thousands)
Current tax expense:
Federal	$397	$256
State	142	74
	539	330

Deferred tax expense (benefit):
Federal	(129)	295
State	15	34
	(114)	329

	$425	$659

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2015 and 2014 are as follows:

	June 30,
	2015	2014
	(In thousands)
Deferred tax assets arising from:
Loan loss allowance	$1,969	$2,098
Reserve for loss on real estate owned	77	77
Vacation and bonus accrual	226	181
Supplemental retirement	415	379
Stock-based compensation	161	153
Acquisition-related expenses	122	135
State depreciation differences	53	59
Yield adjustment for purchased loans	227	310
Nonaccrual interest	94	72
AMT credit carryforward	592	391
Unrealized loss in market value of investments	343	698
Post-retirement health care benefits	50	49
Total deferred tax assets	4,329	4,602

Deferred tax liabilities arising from:
Mortgage servicing rights	(199)	(277)
Depreciation	(277)	(311)
Deferred loan fees	(456)	(430)
Amortization of intangible assets	(129)	(74)
Total deferred tax liabilities	(1,061)	(1,092)

Net deferred tax asset	$3,268	$3,510

The rate reconciliation is as follows:

	For the year ended June 30,
	2015	2014
	(In thousands)

Federal income taxes at statutory rate	$1,007	$999
State taxes, net of federal benefit	102	83
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on bank-owned life insurance	(180)	(174)
Tax exempt income	(463)	(263)
Other	(48)	14

	$418	$659

Effective tax rate	14.36%	22.43%

Retained earnings at June 30, 2015 and 2014, include approximately $749,000 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $255,000.

The Company accounts for uncertainty in tax positions under ASC 275-10-50-8. The Company had no unrecognized tax benefits as of June 30, 2015 and 2014. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2015 and 2014, and had no accrued interest and penalties on the balance sheet as of June 30, 2015 and 2014. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2011.

NOTE 17 – STOCK REPURCHASE PLAN

On February 3, 2014, the Company’s Board of Directors approved the repurchase of up to 514,956 shares of the Company’s outstanding common stock, which is approximately 10% of the Company’s outstanding shares as of February 3, 2014. Purchases were be conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of June 30, 2015, all shares have been repurchased at a total cost of $6,011,000.

Additionally, On May 18, 2015, the Company’s Board of Directors approved the repurchase of up to 231,571 shares of the Company’s outstanding common stock, which is approximately 5% of the Company’s outstanding shares as of May 18, 2015. Purchases will be conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of June 30, 2015, 20,600 shares have been repurchased at a total cost of $286,000.

NOTE 18 – COMPREHENSIVE INCOME RECLASSIFICATION ADJUSTMENT

The following information discloses the reclassification adjustments for each component of accumulated other comprehensive income, including the income statement line items that are affected as of June 30, 2015:

Accumulated Other Comprehensive Income Components	Reclassification Amount	Affected Line Item in the Consolidated Statements of Income
Unrealized losses on securities available for sale	$432	Loss on sale of investments
	(166)	Tax expense
Total reclassifications for the period	$266	Reclassification adjustment, net of tax

NOTE 19 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of the Company (parent company only) as of June 30, 2015 and 2014, and the results of its operations and cash flows for the fiscal years ended June 30, 2015 and 2014 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2015 and 2014

	2015	2014
ASSETS
Cash and cash equivalents	$5,748	$5,174
Securities available for sale – at estimated market value	184	158
Accrued interest receivable	53	67
Deferred income taxes	602	411
Prepaid expenses and other assets	2,372	2,820
Investment in United Community Bank	62,526	65,368
	$71,485	$73,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	48	1,068
Stockholders’ equity	71,437	72,930
	$71,485	$73,998

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2015 and 2014

	2015	2014
Interest income:
ESOP loan	$120	$147
Securities	21	8
Other income:
Equity in earnings of United Community Bank	2,689	2,480

Net revenue	2,830	2,635

Operating expenses:
Other operating expenses	394	451

Income before income taxes	2,436	2,184

Income tax benefit	(100)	(96)
Net income	$2,536	$2,280

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2015 and 2014

	2015	2014
Operating activities:
Net income	$2,536	$2,280

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of United Community Bank	(2,689)	(2,480)
Shares committed to be released	481	390
Stock-based compensation	201	44
Deferred income taxes	(201)	17
Effects of change in assets and liabilities	(558)	1,066
Tax adjustment on restricted stock	(7)	-
Dividends received from United Community Bank	6,077	1,080
	5,840	2,397

Financing activities:
Repurchases of common stock	(4,186)	(2,151)
Purchase of common shares for stock plans	-	(1,128)
Dividends paid to stockholders	(1,080)	(1,114)
	(5,266)	(4,393)

Net increase (decrease) in cash and cash equivalents	574	(1,996)
Cash and cash equivalents at beginning of year	5,174	7,170
Cash and cash equivalents at end of year	$5,748	$5,174

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2015 and 2014:

	For the year ended June 30, 2015
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$3,882	$3,782	$3,807	$3,761
Interest expense	558	557	583	677
Net interest income	3,324	3,225	3,224	3,084
Provision for (recovery of) loan losses	(104)	(289)	36	9
Net interest income after provision for (recovery of) loan losses	3,428	3,514	3,188	3,075

Other income	856	683	973	884
Other expense	3,467	3,355	3,412	3,406

Income before income taxes	817	842	749	553

Provision for income taxes	122	148	81	74
Net income	$695	$694	$668	$479

	For the year ended June 30, 2014
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$3,679	$3,752	$3,768	$3,759
Interest expense	648	622	638	748
Net interest income	3,031	3,130	3,130	3,011
Provision for loan losses	160	75	75	(442)
Net interest income after provision for loan losses	2,871	3,055	3,055	3,453

Other income	747	887	1,011	1,052
Other expense	3,244	3,206	3,294	3,448

Income before income taxes	374	736	772	1,057

Provision for income taxes	21	153	190	295
Net income	$353	$583	$582	$762

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from the 2015 fiscal year end.

Section 16(a) Beneficial Ownership Reporting Compliance

The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

Equity Compensation Plans

The Company has adopted the 2006 Equity Incentive Plan and 2014 Equity Incentive Plan, pursuant to which equity may be awarded to participants. The plans were approved by stockholders. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2015.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	529,027	$14.00	128,773
Equity compensation plans not approved by security holders	-	-	-
Total	529,027	$14.00	128,773

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

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2015 and 2014

Consolidated Statements of Income for the Years Ended June 30, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended June 30, 2015 and 2014

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index. [NOTE: FILE AGREEMENTS AS INDICATED BELOW]

No.	Description

3.1	Articles of Incorporation of United Community Bancorp (1)

3.2	Bylaws of United Community Bancorp (1)

4.1	Specimen Stock Certificate of United Community Bancorp (1)

10.1	Amended and Restated United Community Bank Employee Severance Compensation Plan* (1)

10.2	Amended and Restated United Community Bank Supplemental Executive Retirement Plan* (1)

10.3	Amended and Restated Employment Agreement between United Community Bancorp and Elmer G. McLaughlin*

10.4	Amended and Restated Employment Agreement between United Community Bank and Elmer G. McLaughlin*

10.5	Amended and Restated Employment Agreement between United Community Bancorp and W. Michael McLaughlin*

10.6	Amended and Restated Employment Agreement between United Community Bank and W. Michael McLaughlin*
10.7	Amended and Restated Employment Agreement between United Community Bancorp and Vicki A. March*

10.8	Amended and Restated Employment Agreement between United Community Bank and Vicki A. March*

10.9	Employment Agreement between United Community Bank and James W. Kittle*

10.10	United Community Bank Directors Retirement Plan*(1)

No.	Description

10.11	First Amendment to the United Community Bank Directors’ Retirement Plan*(1)

10.12	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto* (1)

10.13	First Amendment to the United Community Bank Executive Supplemental Retirement Income Agreement* (1)

10.14	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements* (1)

10.15	United Community Bancorp 2006 Equity Incentive Plan* (1)

10.16	United Community Bancorp 2014 Equity Incentive Plan* (2)

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	The following materials from United Community Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2015 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on March 15, 2011 (File No. 333-172827).
(2)	Incorporated herein by reference to the Company’s definitive proxy materials for the 2014 annual meeting of stockholders filed with the SEC on January 10, 2014 (File No. 000-54876).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 28, 2015	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Elmer G. McLaughlin	September 28, 2015
Elmer G. McLaughlin
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Vicki A. March	September 28, 2015
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ William F. Ritzmann	September 28, 2015
William F. Ritzmann
Chairman of the Board

/s/ Robert J. Ewbank	September 28, 2015
Robert J. Ewbank
Director

/s/ Jerry W. Hacker	September 28, 2015
Jerry W. Hacker
Director

/s/ James D. Humphrey	September 28, 2015
James D. Humphrey
Director

/s/ Julie A. Mattlin	September 28, 2015
Julie A. Mattlin
Director

/s/ George M. Seitz	September 28, 2015
George M. Seitz
Director

/s/ Ralph B. Sprecher	September 28, 2015
Ralph B. Sprecher
Director

/s/ Richard C. Strzynski	September 28, 2015
Richard C. Strzynski
Director

/s/ John L. Sutton, Jr.	September 28, 2015
John L. Sutton, Jr.
Director