Form 10-Q
period 2015-09-30
United Community Bancorp
filed 2015-11-16
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐        No ☒

As of November 13, 2015, there were 4,201,326 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	September 30, 2015	September 30, 2014

Assets

Cash and due from banks	$2,797	$2,494
Interest-earning deposits in other financial institutions	19,200	36,881
Cash and cash equivalents	21,997	39,375

Investment securities:
Securities available for sale - at estimated market value	60,349	54,096
Securities held to maturity - at amortized cost	40,959	-
Mortgage-backed securities available for sale - at estimated market value	95,091	141,879
Investment securities	196,399	195,975

Loans receivable, net	263,540	245,961
Loans available for sale	798	98

Property and equipment, net	6,919	7,134
Federal Home Loan Bank stock, at cost	3,527	6,588
Accrued interest receivable:
Loans	884	845
Investments and mortgage-backed securities	1,012	795
Other real estate owned, net	262	705
Cash surrender value of life insurance policies	17,206	17,062
Deferred income taxes	3,082	3,507
Prepaid expenses and other assets	1,347	1,759
Goodwill	2,522	2,522
Intangible asset	399	517
Total assets	519,894	$522,843

Liabilities and Stockholders' Equity

Deposits	$431,196	434,523
Advances from FHLB	13,000	15,000
Accrued interest on deposits	12	16
Accrued interest on FHLB advance	10	11
Advances from borrowers for payment of insurance and taxes	607	373
Accrued expenses and other liabilities	3,696	2,629
Total liabilities	448,521	452,552

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 4,566,904 shares outstanding at September, 2015	51	51
Additional paid-in capital	51,227	51,104
Retained earnings	30,461	28,770
Less shares purchased for stock plans	(2,828)	(3,413)
Treasury Stock, at cost - 538,725 and 189,722 shares at June 30, 2015 and 2014, respectively	(7,465)	(5,206)
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(73)	(1,015)

Total stockholders' equity	71,373	70,291

Total liabilities and stockholders' equity	$519,894	$522,843

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except share amounts)

	For the Three Months Ended
	September 30,
(In thousands, except per share data)	2015	2014

Interest income:
Loans	$2,887	$2,849
Investments and mortgage-backed securities	1,071	912
Total interest income	3,958	3,761
Interest expense:
Deposits	541	614
Borrowed funds	60	63
Total interest expense	601	677

Net interest income	3,357	3,084

Provision for loan losses	44	9

Net interest income after provision for loan losses	3,313	3,075

Non interest income:
Service charges	743	671
Gain on sale of loans	90	27
Gain (loss) on sale of investments	6	(21)
Gain on sale of other real estate owned	-	19
Income from bank owned life insurance	186	134
Other	42	54
Total other income	1,067	884

Non interest expense:
Compensation and employee benefits	2,160	1,816
Premises and occupancy expense	262	339
Deposit insurance premium	82	99
Advertising expense	91	102
Data processing expense	319	339
Intangible amortization	30	30
Professional fees	287	314
Other operating expenses	394	367
Total other expense	3,625	3,406

Income before income taxes	755	553

Income tax provision	56	74

Net income	$699	$479

Basic and diluted earnings per share	$0.16	$0.10

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(In thousands)

	For the Three Months Ended
	September 30,
	2015	2014

Net income	$699	$479

Other comprehensive income (loss), net of tax Unrealized gain (loss) on securities available for sale	467	63

Reclassification adjustment for losses on securities available for sale included in income, net of tax	(4)	13

Comprehensive income	$1,162	$555

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
(In thousands)	2015	2014

Operating activities:
Net income	$699	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97	110
Provision for loan losses	44	9
Deferred loan origination costs	(10)	(18)
Amortization of premium on investments	535	778
Proceeds from sale of loans	2,517	1,003
Loans disbursed for sale in the secondary market	(3,065)	(936)
Gain on sale of loans	(90)	(27)
Amortization of intangible asset	30	30
Amortization of acquisition-related loan yield adjustment	-	(60)
Amortization of acquisition-related credit risk adjustment	(44)	-
Loss (gain) on sale of investment securities	(6)	21
Real Estate owned write down	24	-
Gain on sale of other real estate owned	-	(19)
Gain recognized from death benefit on bank owned life insurance	(68)	-
Decrease (increase) in cash surrender value of life insurance	(128)	(134)
Stock-based compensation	65	60
Amortization of ESOP shares	112	91
Deferred income taxes	(109)	(47)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(74)	(6)
Prepaid expenses and other assets	338	454
Accrued interest	2	2
Accrued expenses and other	(109)	(18)

Net cash provided by operating activities	760	1,772

Investing activities:
Proceeds from maturity of available for sale investment securities	45	45
Proceeds from maturity of held to maturity securities	27	26
collateralized mortgage obligations available for sale	6,165	9,391
Proceeds from sale of mortgage-backed securities available for sale	8,645	26,834
Proceeds from sale of other real estate owned	-	53
Purchases of available for sale investment securities	-	(791)
Purchases of held to maturity investment securities	(388)	(12,834)
Proceeds from bank owned life insurance death benefit	446	-
Net (increase) decrease in loans	(9,702)	(1,649)
Capital expenditures	-	(129)

Net cash provided by (used in) investing activities	5,238	20,946

Financing activities:
Net decrease in deposits	(1,341)	(5,113)
Dividends paid to stockholders	(275)	(290)
Repurchases of common stock	(1,128)	(3,055)
Net increase in advances from borrowers for payment of insurance and taxes	221	145

Net cash provided by (used in) financing activities	(2,523)	(8,313)

Net increase in cash and cash equivalents	3,475	14,405

Cash and cash equivalents at beginning of period	18,522	24,970

Cash and cash equivalents at end of period	$21,997	$39,375

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

The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank. The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc., a wholly-owned subsidiary of the Bank, was formed for the purpose of collecting commissions on referrals to a third party wealth management company.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2015, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2015.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.             EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of September 30, 2015 and June 30, 2015, the ESOP owned 205,748 shares of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For the three months ended September 30, 2015 outstanding options to purchase 569,135 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended
	September 30,
	2015	2014

Basic weighted average outstanding shares	4,368,527	4,583,593
Effect of dilutive stock options	38,232	—
Diluted weighted average outstanding shares	4,406,759	4,583,593

4.             STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $65,000 and $60,000 for the three months ended September 30, 2015 and 2014, respectively. No stock-based compensation awards were granted during the three months ended September 30, 2015 and 2014.

5.             DIVIDENDS – On August 13, 2015 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividend, totaling $275,000, was paid during the three months ended September 30, 2015.

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

Additionally, on May 18, 2015, the Company’s Board of Directors approved the repurchase of up to 231,571 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of May 18, 2015. Purchases will be conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of September 30, 2015, 100,957 shares have been repurchased at a total cost of $1.4 million.

Subsequent to the quarter ended September 30, 2015, United Community Bancorp entered into a Stock Repurchase Agreement with Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P. and Stilwell Partners, L.P. (collectively, the “Sellers”) on November 6, 2015.  Pursuant to the Stock Repurchase Agreement, the Company purchased 318,756 shares of its common stock, $0.01 par value, from the Sellers for an aggregate purchase price of $4,781,340, or $15.00 per share.  The repurchase was funded with cash on hand. Following the repurchase transaction, the Company had 4,201,326 shares of common stock outstanding.

7.             SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$—	$—
Interest	$606	$675

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$463	$76
Transfers of loans to other real estate owned	$—	$141

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

The estimated fair values of the Company’s financial instruments at September 30, 2015 and June 30, 2015 are as follows:

	September 30, 2015		June 30, 2015
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$21,997	$21,997	$18,522	$18,522
Investment securities available for sale	60,349	60,349	60,873	60,873
Investment securities held to maturity	40,959	40,880	40,653	40,045
Mortgage-backed securities	95,091	95,091	109,138	109,138
Loans receivable and loans receivable held for sale	264,338	265,617	253,988	254,944
Accrued interest receivable	1,896	1,896	1,822	1,822
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	431,196	432,123	432,537	433,479
Accrued interest payable	22	22	20	20
FHLB advances	13,000	13,189	13,000	13,114

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
September 30, 2015:
Mortgage-backed securities	$95,091	$—	$95,091	$—
Municipal bonds	37,783	—	37,783	—
U.S. Government agency bonds	2,012	—	2,012	—
Small Business Administration	8,083	—	8,083	—
Collateralized Mortgage Obligations	12,287	—	12,287	—
Other equity securities	184	184	—	—
Mortgage servicing rights	497	—	497	—

June 30, 2015:
Mortgage-backed securities	$109,138	$—	$109,138	$—
Municipal bonds	37,619	—	37.619	—
U.S. Government agency bonds	2,015	—	2,015	—
Small Business Administration	8,213	—	8.213	—
Collateralized Mortgage Obligations	12,842	—	12,842	—
Other equity securities	184	184	—	—
Mortgage servicing rights	517	—	517	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
September 30, 2015:
Other real estate owned	$262	$—	$262	$—
Loans held for sale	798	—	798	—
Impaired loans	10,962	—	10,962	—

June 30, 2015:
Other real estate owned	$286	$—	$286	$—
Loans held for sale	160	—	160	—
Impaired loans	11,079	—	11,079	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2015:
Financial assets:
Cash and interest-bearing deposits	$21,997	$21,997	$—	$—
Investment securities held to maturity	40,880	—	40,880	—
Loans receivable and loans held for sale	265,617	—	265,617	—
Accrued interest receivable	1,896	—	1,896	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	432,123	—	432,123	—
Accrued interest payable	22	—	22	—
FHLB advances	13,189	—	13,189	—

June 30, 2015:
Financial assets:
Cash and interest-bearing deposits	$18,522	$18,522	$—	$—
Investment securities held to maturity	40,045	—	40,045	—
Loans receivable and loans held for sale	254,944	—	254,944	—
Accrued interest receivable	1,822	—	1,822	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	433,479	—	433,479	—
Accrued interest payable	20	—	20	—
FHLB advances	13,114	—	13,114	—

9.             INVESTMENT SECURITIES

Investment securities available for sale at September 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$95,319	$239	$467	$95,091
Municipal bonds	37,549	523	289	37,783
U.S. Government agency bonds	2,000	12	—	2,012
Small Business Administration	8,095	20	32	8,083
Collateralized Mortgage Obligations	12,388	6	107	12,287
Other equity securities	210	—	26	184
	$155,561	$800	$921	$155,440

Investment securities held to maturity at September 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,959	$255	$334	$40,880

Investment securities available for sale at June 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$109,793	$170	$825	$109,138
Municipal bonds	37,631	438	450	37,619
U.S. Government agency bonds	2,000	15	—	2,015
Small Business Administration	8,224	18	29	8,213
Collateralized Mortgage Obligations	13,032	9	199	12,842
Other equity securities	210	—	26	184
	$170,890	$650	$1,529	$170,011

Investment securities held to maturity at June 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,653	$52	$660	$40,045

The mortgage-backed securities, callable bonds and municipal bonds have the following maturities at September 30, 2015:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$411	$412	$59	$60
Due or callable in 1 - 5 years	99,715	99,372	165	173
Due or callable in 5 - 10 years	46,234	46,494	5,063	5,090
Due or callable in greater than 10 years	8,991	8,978	35,672	35,557
Total debt securities	$155,351	$155,256	$40,959	$40,880

All other securities available for sale at September 30, 2015 are saleable within one year.

Gross proceeds on the sale of investment and mortgage-backed securities were $8.6 million and $26.8 million for the three months ended September 30, 2015 and 2014, respectively. Gross realized gains for the three months ended September 30, 2015 and 2014 were $78,000 and $249,000 respectively. Gross realized losses for the three months ended September 30, 2015 and 2014 were $72,000 and $270,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2015:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal Bonds	$—	$—	$3,158	$100	$3,158	$100
Mortgage-backed securities	7,884	48	35,286	419	43,170	467
U.S. Government Agency Bonds	32,217	523	—	—	32,217	523
Small Business Administration	4,827	32	—	—	4,827	32
Collateralized Mortgage Obligations	10,008	107	—	—	10,008	107
Other equity securities	—	—	184	26	184	26
	$54,936	$710	$38,628	$545	$93,564	$1,255
Number of investments		79		21		100

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the three months ended September 30, 2015:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2015	$429	$2,522
Amortization	30	—
Balance at September 30, 2015	$399	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of September 30, 2015:

October 1, 2015 through June 30, 2016	$87
2017	117
2018	117
2019	78
$399

11.           DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three months ended September 30, 2015 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2015:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124
Charge offs	(5)	(46)	--	--	--	--	--	--	(51)
Recoveries	6	23	1	--	1	--	--	3	34
Provision (credit)	(58)	(46)	(10)	(33)	185	9	--	(3)	44
Ending Balance:	$1,291	$448	$121	$441	$2,772	$13	$16	$49	$5,151

Balance, Individually Evaluated	$--	$--	$--	$--	$120	$--	$--	$--	$120

Balance, Collectively Evaluated	$1,291	$448	$121	$441	$2,652	$13	$16	$49	$5,031

Financing receivables:
Ending balance	$128,078	$34,609	$13,733	$18,480	$56,538	$3,658	$3,054	$11,233	$269,383

Ending Balance: individually evaluated for impairment	$3,158	$468	$648	$723	$5,815	$--	$150	$--	$10,962

Ending Balance: collectively evaluated for impairment	$119,030	$31,314	$12,801	$17,757	$50,581	$3,658	$2,880	$10,901	$248,922

Ending Balance: loans acquired at fair value	$5,890	$2,827	$284	$--	$142	$--	$24	$332	$9,499

For the year ended June 30, 2015 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage		Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$1,196	$564	$201		$929	$2,508	$5	$19	$37	$5,459
Charge offs	(47)	(153)	(3)		--	(466)	--	--	(9)	(678)
Recoveries	79	113	62		--	434	--	--	4	692
Provision (credit)	120	(7)	(130)		(455)	110	(1)	(3)	17	(349)
Ending Balance:	$1,348	$517	$130		$474	$2,586	$4	$16	$49	$5,124

Balance, Individually Evaluated	$--	$--	$--	$	---	$120	$--	$--	$--	$120

Balance, Collectively Evaluated	$1,348	$517	$130		$474	$2,466	$4	$16	$49	$5,004

Financing receivables:
Ending Balance	$127,084	$34,880	$13,968		$19,296	$47,929	$4,078	$2,985	$9,199	$259,419

Ending Balance: individually evaluated for impairment	$3,159	$458	$659		$724	$5,928	$--	$151	$--	$11,079

Ending Balance: collectively evaluated for impairment	$117,736	$31,511	$12,995		$18,522	$41,851	$4,078	$2,810	$8,863	$238,416

Ending Balance: loans acquired at fair value	$6,189	$2,911	$314		$--	$150	$--	$24	$336	$9,924

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

Credit Risk Profile by Internally Assigned Grade
At September 30, 2015
(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer		One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$119,771	$32,973		$7,310	$15,369	$41,710	$1,161	$1,864	$9,775	$229,933
Watch	4,585	1,018		5,303	2,388	6,903	2,497	150	1,458	24,302
Special mention	530	150		138	—	2,017	—	890	—	3,725
Substandard	3,192		_468	982	723	5,908	—	150	—	11,423
Total:	$128,078	$34,609		$13,733	$18,480	$56,538	$3,658	$3,054	$11,233	$269,383

Credit Risk Profile by Internally Assigned Grade
At June 30, 2015
(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$118,671	$33,016	$7,352	$16,167	$33,913	$3,060	$1,867	$7,442	$221,488
Watch	4,371	1,219	5,479	2,405	5,931	1,018	77	1,757	22,257
Special mention	805	187	142	—	2,062	—	890	—	4,086
Substandard	3,237	458	995	724	6,023	—	151	—	11,588
Total:	$127,084	$34,880	$13,968	$19,296	$47,929	$4,078	$2,985	$9,199	$259,419

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable
At September 30, 2015
(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$647	$293	$385	$1,325	$126,753	$128,078
Consumer	334	—	88	422	34,187	34,609
One- to Four- Family Mortgage - Non-Owner Occupied	36	—	473	509	13,224	13,733
Multi-family Mortgage	—	—	—	—	18,480	18,480
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	56,538	56,538
Construction	—	—	—	—	3,658	3,658
Land	—	—	135	135	2,919	3,054
Commercial and Agricultural	—	—	—	—	11,233	11,233
Total	$1,017	$293	$1,081	$2,391	$266,992	$269,383

Age Analysis of Past Due Loans Receivable
At June 30, 2015
(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$640	$523	$230	$1,393	$125,691	$127,084
Consumer	238	187	72	497	34,383	34,880
One- to Four- Family Mortgage - Non-Owner-Occupied	188	37	483	708	13,260	13,968
Multi-family Mortgage	—	—	—	—	19,296	19,296
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	47,929	47,929
Construction	—	—	—	—	4,078	4,078
Land	—	—	135	135	2,850	2,985
Commercial and Agricultural	3	—	—	3	9,196	9,199
Total	$1,069	$747	$920	$2,736	$256,683	$259,419

The following table illustrates certain disclosures required by ASC 310-10-50-15.

For the three months ended September 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
With a related allowance recorded:
One- to Four- Family Mortgage - Owner-Occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to Four- Family Mortgage -Non-Owner Occupied	—	—	—	—	—
Multi-family Mortgage	—	—	—	—	—
Nonresidential Real Estate – commercial and office buildings	1,982	1,982	(120)	34	1,982
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	____—	—	—
Total	$1,982	$1,982	$(120)	$34	$1,982

				For the three months ended September 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
With no related allowance recorded:
One- to Four- Family Mortgage - Owner-Occupied	$3,158	$3,626	$—	$10	$3,158
Consumer	468	994	—	—	463
One- to Four- Family Mortgage -Non-Owner Occupied	648	648	—	3	654
Multi-family Mortgage	723	2,057	—	11	724
Nonresidential Real Estate – commercial and office buildings	3,833	7,238	—	14	3,889
Construction	—	—	—	—	—
Land	150	158	—	—	151
Commercial and Agricultural	—	9	—	—	—
Total	$8,980	$14,730	$—	$38	$9,039

Impaired Loans
				For the three months ended September 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
Total:
One- to Four- Family Mortgage - Owner-Occupied	$3,158	$3,626	$—	$10	$3,158
Consumer	468	994	—	—	463
One- to Four- Family Mortgage -Non-Owner Occupied	648	648	—	3	654
Multi-family Mortgage	723	2,057	—	11	724
Nonresidential Real Estate – commercial and office buildings	5,815	9,220	(120)	48	5,871
Construction	—	—	—	—	—
Land	150	158	—	—	151
Commercial and Agricultural	—	9	—	—	—
Total	$10,962	$16,712	$(120)	$72	$11,021

Impaired Loans
For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
(in thousands)
With an allowance recorded:
One- to Four- Family Mortgage - Owner-Occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to Four- Family Mortgage - Non-Owner Occupied	—	—	—	—	—
Multi-family Mortgage	—	—	—	—	—
Nonresidential Real Estate – commercial and office buildings	1,983	1,983	(120)	69	1,983
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$1,983	$1,983	$(120)	$69	$1,983

Impaired Loans
				For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Without an allowance recorded:
One- to Four- Family Mortgage - Owner-Occupied	$3,158	$3,460	$—	$43	$3,489
Consumer	458	982	—	7	506
One- to Four- Family Mortgage - Non-Owner Occupied	659	659	—	—	546
Multi-family Mortgage	724	2,059	—	72	1,188
Nonresidential Real Estate – commercial and office buildings	3,946	7,351	—	53	4,684
Construction	—	—	—	—	—
Land	151	159	—	—	135
Commercial and Agricultural	—	11	—	—	—
Total	$9,096	$14,861	$—	$175	$10,548

Impaired Loans
				For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
One- to Four- Family Mortgage - Owner-Occupied	$3,158	$3,640	$—	$43	$3,489
Consumer	458	982	—	7	506
One- to Four- Family Mortgage - Non-Owner Occupied	659	659	—	—	546
Multi-family Mortgage	724	2,059	—	72	1,188
Nonresidential Real Estate – commercial and office buildings	5,929	9,334	(120)	122	6,667
Construction	—	—	—	—	—
Land	151	159	—	—	135
Commercial and Agricultural	—	11	—	—	—
Total	$11,079	$16,844	$(120)	$244	$12,531

The Bank did not have any investments in subprime loans at September 30, 2015. Impaired loans at September 30, 2015 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $7.8 million and a recorded investment of $7.7 million. See Note 12 for a discussion on TDRs.

12.           TROUBLED DEBT RESTRUCTURINGS - From time to time, as part of our loss mitigation process, loans may be renegotiated in a TDR when we determine that greater economic value will ultimately be recovered under the new restructured terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate loan, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are accounted for as set forth in ASC 310-40 Troubled Debt Restructurings by Creditors (“ASC 310-40”). A TDR may be on nonaccrual or it may accrue interest. A TDR is typically on nonaccrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be placed on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification, the loan is restructured at a market rate and management determines that principal and interest under the new terms are fully collectible. All TDRs are considered to be impaired loans. A TDR will be removed from TDR classification if it is restructured at a market rate, is not impaired under those restructured terms and has been performing under those terms for at least twelve consecutive months.

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

The following tables summarize TDRs by loan type and accrual status.

	At September 30, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,506	$565	$2,071	$—	$2,071	20	$2,110
Multi-family residential real estate	723	—	723	—	723	4	955
Nonresidential real estate	2,713	2,342	5,055	120	4,935	8	4,551
Total	$4,942	$2,907	$7,849	$120	$7,729	32	$7,616

	At June 30, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,148	$948	$2,096	$—	$2,096	20	$2,160
Multi-family residential real estate	724	—	724	—	724	4	1,188
Nonresidential real estate	2,717	2,437	5,154	120	5,034	8	4,329
Total	$4,589	$3,385	$7,974	$120	$7,854	32	$7,677

Interest income recognized on TDRs is as follows:

	For the three months ended September 30,
	2015	2014

One-to-Four Family residential real estate	$11	$6
Multi-family residential real estate	11	27
Nonresidential real estate	48	39
Construction	—	—
Commercial	—	—
Consumer	—	—
Total	$70	$72

At September 30, 2015, the Bank had 32 loans totaling $7.8 million that were reported as TDRs, and had established an allowance for losses on these loans of $120,000. With respect to the $7.8 million in TDRs, the Bank charged-off $4.1 million at the time the loans were restructured into the Note A/B split note format. At June 30, 2015, the Bank had 32 loans totaling $8.0 million that were reported as TDRs, and had an allowance for losses on these loans of $120,000. With respect to the $8.0 million in TDRs, the Bank charged-off $4.1 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At September 30, 2015, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at September 30, 2015 and June 30, 2015 were generally given concessions of interest rate reductions of between 25 and 300 basis points. Fifteen of these loans, having an aggregate carrying value of $6.0 million at September 30, 2015, also have balloon payments due at the end of their lowered interest rate period. At September 30, 2015, there were 23 loans with an aggregate carrying value of $5.7 million with required principal and interest payments and two loans with an aggregate carrying value of $2.1 million with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at September 30, 2015 and are due at maturity. At June 30, 2015, there were 23 loans with an aggregate carrying value of $5.8 million with required principal and interest payments and two loans with an aggregate carrying value of $2.2 million with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at June 30, 2015 and are due at maturity.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2015
	Recorded Investment	Number of Loans
(Dollar amounts in thousands)

Beginning balance	$7,854	32
Additions to TDR	—	—
Charge-offs	—	—
Removal of TDRs	—	—
Payments	(125)	—
Ending balance	$7,729	32

13.	EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. For public companies, this ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statements.

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU simplifies the income statement presentation requirements by eliminating the concept of extraordinary items. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force. This ASU reduces diversity in practice with regards to the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. For public companies, this ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 with earlier adoption permitted for companies which have already adopted ASU 2014-04. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period – a consensus of the FASB Emerging Issues Task Force. This ASU requires that a performance target that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 with earlier adoption permitted. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which modifies the accounting for and disclosures related to such transactions. For public companies, the accounting changes in the ASU are effective for the first interim or annual period beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU affects companies that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. For public companies, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2016. Early application is not permitted. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40)¸which clarifies when an in substance repossession or foreclosure has occurred and the creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan either when legal title to the residential real estate property is obtained upon completion of a foreclosure or when the borrower has conveyed all interest in the residential real property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or similar arrangement. The ASU also require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2015, which is available through the SEC’s website at www.sec.gov and in other reports filed by the Company. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: the allowance for loan losses and the valuation of deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; and the value of collateral. Inherent loss factors based upon environmental and other economic factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2015.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of September 30, 2015 and June 30, 2015. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended September 30, 2015 and 2014, and had no accrued interest and penalties on the balance sheet as of September 30, 2015 and June 30, 2015. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2011.

Comparison of Financial Condition at September 30, 2015 and June 30, 2015

Balance Sheet Analysis

Total assets were $519.9 million at September 30, 2015, compared to $521.2 million at June 30, 2015. A $14.3 million decrease in investment securities was partially offset by a $3.5 million increase in cash and cash equivalents and a $9.7 million increase in loans. The investment balances decreased partially due to normal amortization and maturities during the period. There was also a sale during the quarter ended September 30, 2015 which generated cash proceeds of $8.6 million. The proceeds from the sale were used to fund new loans primarily in the Bank’s commercial real estate portfolio.

Total liabilities decreased $1.2 million from $449.7 million at June 30, 2015 to $448.5 million at September 30, 2015 primarily due to a $1.3 million decrease in deposits during the current year quarter.

Total stockholders’ equity totaled $71.4 million as of September 30, 2015, which represents a decrease of $64,000 when compared to June 30, 2015. Net income of $699,000 for the quarter ended September 30, 2015, amortization of ESOP shares totaling $112,000 for the same period, and a decrease in the unrealized loss on available-for-sale securities of $463,000 were offset by stock repurchases totaling $1.1 million and dividends paid totaling $275,000. There were 4,530,482 and 4,702,219 outstanding shares of common stock at September 30, 2015 and 2014, respectively. For all periods presented, the Bank was considered “well-capitalized” under applicable regulatory requirements.

Loans. At September 30, 2015, one- to four- family residential loans totaled $141.8 million, or 52.7% of total gross loans, compared to $141.1 million, or 54.3% of total gross loans, at June 30, 2015.

Multi-family and nonresidential real estate loans totaled $75.0 million and represented 27.9% of total loans at September 30, 2015, compared to $67.2 million, or 25.9% of total loans, at June 30, 2015.

Consumer loans totaled $34.6 million and represented 12.8% of total loans at September 30, 2015, compared to $34.9 million or 13.4% of total loans at June 30, 2015.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2015		At June 30, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$141,811	52.7%	$141,052	54.3%
Multi-family	18,480	6.9	19,296	7.4
Construction	3,658	1.4	4,078	1.6
Nonresidential real estate	56,538	21.0	47,929	18.5
Land	3,054	1.1	2,985	1.2
Commercial business	4,407	1.6	4,038	1.6
Agricultural	6,826	2.5	5,161	2.0
Consumer:
Home equity	30,256	11.2	30,600	11.8
Auto	2,095	0.8	2,008	0.8
Share loans	846	0.3	893	0.3
Other	1,412	0.5	1,379	0.5
Total consumer loans	34,609	12.8	34,880	13.4
Total loans	$269,383	100.0%	$259,419	100.0%
Less (plus):
Deferred loan costs, net	(1,196)		(1,186)
Undisbursed portion of loans in process	1,888		1,653
Allowance for loan losses	5,151		5,124
Loans, net	$263,540		$253,828

Loan Maturity

The following table sets forth certain information at September 30, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which can significantly shorten the average life of the loan and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,590	$33,207	$100,014	$141,811
Multi-family real estate	953	3,802	13,725	18,480
Construction	1,235	—	2,423	3,658
Nonresidential real estate	12,366	15,339	28,833	56,538
Land	595	1,772	687	3,054
Commercial	878	2,638	891	4,407
Agricultural	803	4,517	1,506	6,826
Consumer	1,862	3,535	29,212	34,609
Total	$27,282	$64,810	$177,291	$269,383

The following table sets forth the dollar amount of all loans at September 30, 2015 due after September 30, 2016 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$43,148	$90,073	$133,221
Multi-family real estate	8,779	8,748	17,527
Construction	812	1,611	2,423
Nonresidential real estate	5,735	38,437	44,172
Land	1,523	936	2,459
Commercial	2,148	1,381	3,529
Agricultural	3,104	2,919	6,023
Consumer	2,335	30,412	32,747
Total	$67,584	$174,517	$242,101

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Total loans at beginning of period	$259,419	$250,808
Loans originated (1):
One- to four-family residential real estate	9,467	8,766
Multi-family residential real estate	310	—
Construction	2,846	1,650
Nonresidential real estate	6,778	1,113
Land	122	217
Commercial and agricultural	2,780	871
Consumer	1,508	648
Total loans originated	23,811	13,265
Deduct:
Loan principal repayments	10,782	10,520
Loans originated for sale	3,065	936
Net loan activity	9,964	1,809
Total loans at end of period	$269,383	$252,617

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Overview. Net income increased $220,000 to $699,000 for the quarter ended September 30, 2015 from $479,000 for the quarter ended September 30, 2014.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,
	2015	2014	% Change
	(Dollars in thousands)
Interest income:
Loans	$2,887	$2,849	1%
Investment and mortgage backed securities	1,064	895	19%
Other interest-earning assets	7	17	(59)%
Total interest income	3,958	3,761	5%

Interest expense:
NOW and money market deposit accounts	106	108	(2)%
Passbook accounts	75	55	36%
Certificates of deposit	360	451	(20)%
Total interest-bearing deposits	541	614	(12)%
FHLB advances	60	63	(5)%
Total interest expense	601	677	(11)%
Net interest income	$3,357	$3,084	9%

Net interest income totaled $3.4 million for the quarter ended September 30, 2015 which represents an increase of $273,000, or 8.85%, when compared to the quarter ended September 30, 2014. This represents strong growth in the Company’s core business. Interest income increased by $197,000 due to a $14.1 million increase in the average balance of loans as well as an increase in the average rate earned on investments from 1.74% in the prior year quarter to 2.10% in the current year quarter. These increases in interest income were partially offset by a decrease in the average rate earned on loans from 4.66% at September 30, 2014 to 4.46% at September 30, 2015, as well as a $2.3 million decrease in the average balance of investments from the prior year quarter. The increase in loan balances is primarily the result of growth strategies in mortgage and commercial lending including the hiring of several commercial lenders in the last year. The increase in investment yield is primarily the result of divesting lower yielding mortgage-backed securities and increasing the allocation to higher yielding municipal bonds. In addition, interest expense decreased by $76,000 primarily due to a decrease in the average rate of deposits from 0.56% in the prior year quarter to 0.50% in the current year quarter.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2015 and 2014. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$258,775	$2,887	4.46%	$244,707	$2,849	4.66%
Investment and mortgage-backed securities	203,275	1,065	2.10	205,581	895	1.74
Other interest-earning assets	15,381	6	0.16	33,307	17	0.20
	477,431	3,958	3.32	483,595	3,761	3.11
Noninterest-earning assets	41,970			41,643
Total assets	$519,401			525,238

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	167,144	106	0.25	164,873	108	0.26
Passbook accounts (1)	112,253	75	0.27	98,169	55	0.22
Certificates of deposit (1)	151,760	360	0.95	172,491	451	1.05
Total interest-bearing deposits	431,157	541	0.50	435,533	614	0.56
FHLB advances	13,000	60	1.85	15,000	63	1.68
Total interest-bearing liabilities	444,157	601	0.54	450,533	677	0.60
Noninterest bearing liabilities, commitments and contingencies	3,783			3,138
Total liabilities, commitments and contingencies	447,940			453,671
Stockholders' equity	71,461			71,567
Total liabilities and stockholders' equity	$519,401			$525,238
Net interest income		$3,357			$3,084
Interest rate spread			2.78%			2.51%
Net interest margin (annualized)			2.81%			2.55%
Average interest-earning assets to average interest-bearing liabilities			107.49%			107.34%

Provision for Loan Losses. The provision for loan losses was $44,000 for the quarter ended September 30, 2015 compared to $9,000 for the quarter ended September 30, 2014. Nonperforming assets to total assets decreased to 1.21% from 1.30% at June 30, 2015, a decrease of nine basis points, or 6.9%. Nonperforming loans as a percentage of total loans decreased from 2.50% at June 30, 2015 to 2.23% at September 30, 2015, and nonperforming loans as a percentage of total assets decreased from 1.25% at June 30, 2015 to 1.16% at September 30, 2015.

Noninterest Income. The following table summarizes noninterest income for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,
	2015	2014	% Change

Service charges	$743	$671	10.7%
Gain on sale of loans	90	27	233.3
Loss on sale of investments	6	(21)	(128.6)
Gain on sale of other real estate owned	—	19	(100.0)
Income from Bank Owned Life Insurance	186	134	38.8
Other	42	54	(22.2)
Total	$1,067	$884	20.7

Noninterest income increased $183,000, or 20.7%, to $1.1 million for the quarter ended September 30, 2015 compared to $884,000 for the prior year period. The increase was primarily due to a $72,000 increase in service charge income on deposit accounts, an increase of $63,000 in gain on the sale of mortgage loans, and a $52,000 increase in income from Bank Owned Life Insurance. These increases were partially offset by a $24,000 decrease in the write-down of the fair value of mortgage servicing rights and a gain on sale of other real estate owned of $19,000 in the previous year with no corresponding sales in the current year. The increase in income on Bank Owned Life Insurance was due to the death benefit payment for a former director.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three months ended September 30, 2015 and 2014.

	Three Months Ended
	September 30,
	2015	2014	% Change
	(Dollars in thousands)
Compensation and employee benefits	$2,160	$1,816	18.9%
Premises and occupancy expense	262	339	(22.7)
Deposit insurance premium	82	99	(17.2)
Advertising expense	91	102	(10.8)
Data processing expense	319	339	(5.9)
Intangible amortization	30	30	0.0
Professional fees	287	314	(8.6)
Other operating expenses	394	367	7.4
Total	$3,625	$3,406	6.4

Noninterest expense totaled $3.6 million for the quarter ended September 30, 2015, which represents an increase of $219,000, or 6.4%, when compared to the quarter ended September 30, 2014. The increase was primarily due to an increase in compensation expense of $344,000. This increase was partially offset by a $77,000 decrease in premises and occupancy expense, a $17,000 decrease in deposit insurance premium, a $20,000 decrease in data processing expense and a $27,000 decrease in professional fees. The increase in compensation and employee expense is due to a variety of factors including the addition of two new directors, salary increases provided to employees in the normal course of business, and an increase in the number of commercial lenders in the last year. The commercial lending department has been expanded to enable the Bank to execute its controlled growth strategy to prudently increase commercial and real estate lending.

Income Taxes. Income tax expense for the three months ended September 30, 2015 was $56,000 compared to $74,000 for the three months ended September 30, 2014. The effective tax rate decreased to 7.6% for the three months ended September 30, 2015 from 13.4% for the three months ended September 30, 2014. The decrease in income tax expense and effective tax rate for the current year quarter is due to an increase in non-taxable income of $52,000 from bank owned life insurance and $299,000 from municipal bonds net of a $202,000 increase in income before income taxes.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at September 30, 2015 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At September 30, 2015, 32 loans were considered to be TDRs (with a recorded investment of $7.8 million) of which 15 loans (with a recorded investment of $2.9 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At September 30, 2015	At June 30, 2015
(Dollars in thousands)	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$1,735	$1,721
Nonresidential real estate and land	910	926
Consumer	468	458
Total nonaccrual loans	3,113	3,105
One- to four-family residential real estate	565	948
Multi-family real estate	—	—
Nonresidential real estate and land	2,342	2,437
Total nonaccrual restructured loans	2,907	3,385
Total nonperforming loans	6,020	6,490
Real estate owned	262	286
Total nonperforming assets	$6,282	$6,776
Accruing restructured loans	4,942	4,589
Accruing restructured loans and nonperforming assets	$11,224	$11,365
Total nonperforming loans to total loans	2.23%	2.50%
Total nonperforming loans to total assets	1.16	1.25
Total nonperforming assets to total assets	1.21	1.30

Interest income that would have been recorded for the three months ended September 30, 2015 had nonaccruing loans been current according to their original terms was $114,000. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $6,000 for the three months ended September 30, 2015.

At September 30, 2015, the percentage of nonperforming assets to total assets decreased to 1.21% from 1.30% at June 30, 2015, a decrease of nine basis points, or 6.9%. A discussion of United Community Bank’s largest commercial real estate loans that were reported as nonperforming loans or TDRs at either September 30, 2015 or June 30, 2015 are described below in the “Loan Relationship” narratives. As discussed, some of the Loan Relationships include loans that were restructured using the “Note A/B split note” strategy for which the amount of the Note B loan has been charged-off, with the borrower remaining responsible for that charged-off amount unless otherwise agreed to by the Bank.

For purposes of this discussion, the loans are identified by a Loan number within each Loan Relationship, such as “Loan A-1”, “Loan A-2” and “Loan M-1 and M-2”.

At September 30, 2015, the five largest commercial real estate nonaccrual loans are Loans B-1, J-1, M-1, M-2, and N-1. At that time, the five largest charge-offs are related to loans in Loan Relationships B, F, H, K and M. Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship B. At September 30, 2015, this Loan Relationship consisted of two loans (one Note A loan, Loan B-1, and one Note B loan) having an aggregate carrying value of $738,000. At June 30, 2015, this Loan Relationship consisted of two loans (one Note A loan, Loan B-1, and one Note B loan) having an aggregate carrying value of $754,000. At September 30, 2015, Loan B-1, which was restructured previously using the Note A/B split note strategy, had an aggregate carrying value of $738,000, and is secured by a first mortgage on two separate retail strip shopping centers. At June 30, 2015, Loan B-1 had an aggregate carrying value of $754,000 and was secured by the same collateral. Loan B-1 is included in the above table as “Nonaccrual restructured loans, Nonresidential real estate” at September 30, 2015 and June 30, 2015. In the “Credit Risk Profile by Internally Assigned Grade” table below, Loan B-1 is classified as “Nonresidential real estate, Substandard” at September 30, 2015 and June 30, 2015. Loan B-1 was performing in accordance with its restructured terms at September 30, 2015. A more detailed history of Loan Relationship B follows.

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

In March 2011, Loan B-2, which was paid in full at September 30, 2014, was refinanced into two loans, using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was for $238,000 and was classified as substandard, reported as a TDR, and placed on nonaccrual. The second loan (a Note B loan) was for $169,000 and was charged-off. The restructured loans had interest rates 275 basis points lower than their 2010 restructured rates for a period of two years, and 500 basis points below their original rates.

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

•	Loan Relationship F. At September 30, 2015 and June 30, 2015, Loan Relationship F was comprised of two loans, a Note A loan and a Note B loan, having an aggregate carrying value of $422,000 and $424,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. At September 30, 2015 and June 30, 2015, the Note A loan is included in the above table as “Accruing restructured loans.” In the “Credit Risk Profile by Internally Assigned Grade” table, the Note A loan is classified as “Multi-family real estate, Watch” at September 30, 2015 and June 30, 2015. As of June 30, 2014, Note A was no longer reported as a TDR, or classified as substandard, loan because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loans indicated that the loan to value ratio of the loans complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loans from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. The Note A loan in Loan Relationship F was performing in accordance with its terms at September 30, 2015. A more detailed history of Loan Relationship F follows.

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

•	Loan Relationship H. At September 30, 2015 and June 30, 2015, Loan Relationship H was comprised of three loans having an aggregate carrying value of $932,000 and $941,000, respectively. At September 30, 2015 and June 30, 2015, the loans comprising Loan H-1, which were previously restructured using the Note A/B split note strategy, had an aggregate carrying value of $706,000 and $710,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability corporation and the two co-borrowers are the principals of the limited liability corporation. At September 30, 2015 and June 30, 2015, Loan H-1 is included in the above table as “Accruing restructured loans” and classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Note A was no longer reported as a TDR loan because the loan was current and there were more than twelve consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At September 30, 2015 and June 30, 2015, the balance of Loan H-2 was $225,000 and $232,000, respectively. Loan H-2 is not included in the above table as “Accruing restructured loans” at September 30, 2015 and June 30, 2015. At September 30, 2015 and June 30, 2015, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. At September 30, 2015, Loan H-1 was performing in accordance with its terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship H-1 follows.

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

•	Loan Relationship J. At September 30, 2015 and June 30, 2015, this relationship was comprised of two loans having an aggregate carrying value of $1.5 million and $1.6 million, respectively. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that is contiguous to the nonresidential real estate and is zoned for commercial development. At September 30, 2015 and June 30, 2015, Loan J-1 had an aggregate carrying value of $760,000 and $775,000, respectively. Loan J-2 is secured by a first mortgage on six one-to four-family non owner-occupied residential properties and an 80 acre tract of land. Two of the Loan J-1 borrowers are corporate entities, each of whose principals individually signed as co-borrowers. One of the Loan J-2 borrowers is a corporate entity whose principal individually signed as a co-borrower. At September 30, 2015 and June 30, 2015, Loan J-1 is included in the above table in “Nonaccrual, Nonresidential Real Estate”, and was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At September 30, 2015 and June 30, 2015, Loan J-2 is not included in the Nonaccrual table and was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. During the quarter ended March 31, 2015, the Bank entered into discussions with the co-borrowers about increasing the payments paid each month on loan J-1 and the fact that this property had not been sold after several promising leads. Subsequent to the quarter ended March 31, 2015, the Bank entered into a forbearance agreement with the borrower and co-borrowers. Basically, the terms of this agreement are that increasing principal and interest payments will be made over 12 months, beginning with the June 2015 payment. Also, all escrow payments will continue to be made. Also, the maturity date for this loan is now June 30, 2016. If the loan is paid off before the new maturity date, there will be a discounted payoff, but the Bank would experience no additional loss to the loan’s carrying value by any such discounted payoff. At September 30, 2015, Loan J-1 was performing in accordance with its restructured terms, and J-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship J follows.

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

•	Loan Relationship K. At September 30, 2015 and June 30, 2015, this Loan Relationship was comprised of seven loans having an aggregate carrying value of $1.4 million. At September 30, 2015 and June 30, 2015, Loan K-1 had an aggregate carrying value of $723,000 and $724,000, respectively, and is secured by 11 one-to four-family non-owner occupied properties and one multi-family property. As further described below, Loan K-1 was previously restructured using the Note A/B strategy. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. Loan K-5 is secured by a first mortgage on the principal residence of the two individual co-borrowers. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence of the two individual co-borrowers. Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence of the two individual co-borrowers. One of the Loan K-1 co-borrowers is a corporate entity, each of whose principals, together with their respective spouses, is a co-borrower. Two of the Loan K-2 and K-3 co-borrowers are individual co-signors. Loan K-5 co-borrowers are individually signed. One of the Loan K-6 and K-7 co-borrowers is a corporate entity whose principal, together with their spouse, is a co-borrower.

At September 30, 2015 and June 30, 2015, Note A of Loan K-1 is included in the above table in “Accruing Restructured Loans.” At September 30, 2015 and June 30, 2015, Loans K-2, K-3, K-5, K-6, and K-7, are not included in the above nonaccrual table because these loans were performing in accordance with their original terms. At September 30, 2015 and June 30, 2015, the Note A loan of Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At September 30, 2015 and June 30, 2015, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. At September 30, 2015 and June 30, 2015, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At September 30, 2015 and June 30, 2015, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At September 30, 2015 and June 30, 2015, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At September 30, 2015 and June 30, 2015, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At September 30, 2015, the Note A loan of Loan K-1 was performing in accordance with its restructured terms, and Loans K-2, K-3, K-5, K-6, and K-7, were performing in accordance with their original terms. A more detailed history of Loan K-1 follows.

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

Loan K-1 was restructured again utilizing the Note A/B split note strategy during the quarter ended December 31, 2013 due to the balloon payment described above. The first loan (a Note A loan) was for $809,000 with the market rate of interest of 5.50% and a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. The second loan (a Note B loan) had a balance of $415,000 and was charged-off and the interest rate reduced to 0%. In March 2014, the borrowers sold one of the rental properties and the net proceeds of $65,000 were applied to Loan K-1, reducing the loan’s principal balance to $739,000. Also, in the December 31, 2013 quarter, Loan K-4 was paid in full. Therefore, at September 30, 2015, there were a total of 12 rental properties remaining as collateral for loan K-1.

•	Loan Relationship M. At September 30, 2015 and June 30, 2015, Loan Relationship M was comprised of two loans having an aggregate carrying value of $1.6 million and $1.7 million, respectively. The loans are secured by a first mortgage on two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and stepmother of one of the co-borrowers. At September 30, 2015 and June 30, 2015, Loans M-1 and M-2 are included in the above table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. During the September 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers, pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year, beginning in 2015. The maturity date for these loans is now October 1, 2018. If any of these loans is paid off before the new maturity date, there will be a discounted payoff, but the Bank would experience no additional loss to the loan’s carrying value by any such discounted payoff. Additionally, as of the date of this filing, the borrower has paid and brought current all delinquent real estate taxes. Loans M-1 and M-2 were performing in accordance with their restructured terms at September 30, 2015. A more detailed history of Loan Relationship M follows.

Loan M-1 originated in December 2007 and Loan M-2 originated in July 2009, each with a 20 year term. Under each loan’s terms, payments were due from April through December of each year; no payments were required in January, February and March of each year. Due to reduced cash flows resulting from inclement weather, in December 2013, the co-borrowers advised the Bank that they would pay the amounts due for November and December 2013 in February and March 2014, respectively. Due to the continuation of the severe winter weather and resultant reduced cash flows, borrowers were unable to make the payment due in February 2014 and were unable to make the real estate tax payment due during the period ended March 31, 2014. As a result of the failure to make the November payment, the decrease in cash flow and the borrowers’ failure to pay real estate taxes, the Bank had both properties appraised. The appraisals were received in March 2014 and reflected an aggregate decrease in value of approximately $500,000 as compared to their March 2009 appraised value. Based on the new appraised value, there was no known loss to the Bank. The Bank also performed an impairment analysis on each loan in March 2014 resulting in an aggregate impairment of $41,000. In March 2014, the Bank and the co-borrowers agreed to a revised repayment plan to bring all payments, and real estate taxes due, but not paid during the period ended March 31, 2014, current by July 31, 2014. At June 30, 2014, an impairment analysis was performed. The impairment analysis showed that no further impairment was needed on either Loan M-1 or Loan M-2.

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

•	Loan Relationship N. At September 30, 2015 and June 30, 2015, Loan Relationship N was comprised of four loans having an aggregate carrying value of $680,000. Loan N-1 is secured by a single family, non-owner occupied property located on 13 acres, and by another single family, non-owner occupied property on a .52 acre lot. The carrying value of loan N-1 is $252,000. Loan N-2 is secured by land, on which there is a 16 lot residential development. The carrying value of Loan N-2 is $135,000. Loan N-3 and Loan N-4 are secured by a single family non-owner occupied property, located on 51 acres, with Loan N-3 being the first mortgage on this property and Loan N-4 being a home equity line of credit secured by a second mortgage on this property. The carrying value of loan N-3 and N-4 are $22,000 and $72,000, respectively. The borrower of Loan N-1 is a corporate entity, each of whose principals, along with their spouses, have individually signed as a co-borrower. The borrower of Loan N-2 is a corporate entity, with one of the principals individually signed as a co-borrower, together with his wife and parents. The borrowers of Loans N-3 and N-4 are a husband and wife who are also co-borrowers on Loans N-1 and N-2. Loans N-1 and N-3 are included in the above table in “Nonaccrual, one- to-four Family, Non-owner Occupied” Loans as of September 30, 2015. Loan N-2 is included in the above table in “Nonaccrual, Land loans” as of September 30, 2015. Loan N-4 is included in the above table in “Nonaccrual, Consumer loans” as of September 30, 2015. In the “Credit Risk Profile by Internally Assigned Grade” table, Loans N-1 and N-3 are classified as “One-to-Four Family, Non-owner Occupied, Substandard” at September 30, 2015 and June 30, 2015. Loan N-2 is classified as “Land, Substandard” at September 30, 2015 and “June 30, 2015. Loan N-4 is classified as “Consumer, Substandard” at September 30, 2015 and June 30, 2015. These loans were not performing in accordance with their original terms at September 30, 2015. A more detailed history of Loan Relationship N follows.

Loan N-1 originated in March, 2009 to purchase a 13 acre tract of land on which there was a single family residence. This loan was secured by this property and an additional single family residence on a one acre lot. The house and one acre of the 13 acre tract, on which the house was located, was to be sold, with the remaining 12 acres utilized for residential development. The original appraised value of the house and 13 acres was $283,000. The single family residence on the one acre tract was destroyed by fire in December 2013. Before its destruction, the appraised value of that collateral was $105,000. A separate single-family residence on a .52 acre tract of land was substituted as collateral for the destroyed property. This replacement property was owned by one of the Loan N-1 principal borrowers and his father. The value of this replacement property was $135,000 based on an appraisal dated February 2014. Because the loan became 90 days delinquent, the Bank reappraised all of the properties in December 2014. The appraised value of all properties totaled $352,500, compared to the original appraised aggregate value of $418,000. The loan had a market rate of interest with monthly interest only payments and an original term of one year. The loan was renewed for an additional five years in 2010, with a maturity date of March 2015. Because of market conditions, the borrower was unable to sell the single family residence on one acre and was unable to develop the additional 12 acres for residential development. In the December 2014 quarter, the borrower was not able to make the monthly payments due to difficulties with other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrower and co-borrowers of Loan N-1, and the borrower continues to try to sell the properties. If the borrower is not able to sell the properties within a reasonable time as determined by the Bank, the Bank may take legal action.  Subsequent to the end of the quarter ended September 30, 2015, the Bank initiated foreclosure proceedings.

Loan N-2 originated in November 2012 to refinance two existing loans the Bank made that were secured by a 19 lot residential development. Proceeds from the sale of the lots were to be used to repay the loan. This property appraised for $483,000 in 2012. During the previous two years, the borrower was able to sell two of the 19 lots. Because the loan went 90 days delinquent, the Bank obtained an updated appraisal of the remaining 17 lots in December 2014. The updated appraised value was $300,000. Also, in the June 30, 2015 quarter, the borrower sold another lot and the Bank applied the net proceeds to the loan balance. Also, an updated appraisal on the remaining 16 lots was received in July 2015. The updated appraised value was $274,000. This loan had a market rate of interest with monthly interest only payments. The original term of this loan was three years, with a maturity date of December 2015. Because of market conditions, the borrower was not able to sell the lots in a timely manner. In the December 2014 quarter, the borrower was not able to make the monthly payments due to other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrower and co-borrowers of Loan N-2 and the borrower continues to try to sell the properties. If the borrower is not able to sell the properties within a reasonable period of time as determined by the Bank, the Bank may take legal action.  Subsequent to the end of the quarter ended September 30, 2015, the Bank initiated foreclosure proceedings.

Loan N-3 and Loan N-4 were originated in April 2007 and June 2008, respectively. The purpose of Loan N-3 was to refinance and purchase an additional 33 acres of adjoining property. Loan N-4, an equity line of credit, was used to buy a single family rental property. Loans N-3 and N-4 are secured by the same property, a single family residence and 50.57 acres of land. This property appraised for $405,000 in March 2007 and $406,000 in February 2008. Because the loan went 90 days delinquent, the Bank updated the appraisal on this property in December 2014. The updated appraised value was $378,000. In the December 2014 quarter, the borrowers were not able to make the monthly payments, mainly because of other business ventures of the borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrowers and the borrowers continue to try to sell the property. If the borrowers are not able to sell the property within a reasonable time as determined by the Bank, legal action may be taken. Subsequent to the end of the quarter ended September 30, 2015, the Bank initiated foreclosure proceedings. An impairment analysis for the September 30, 2015 quarter showed that no impairment was needed on Loans N-1, N-2, N-3, or N-4.

The following table summarizes all Note A/B format loans at September 30, 2015:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$91	$21	$112	1	1
Nonresidential real estate	1,831	2,778	4,609	3	3
Multi-family residential real estate	1,851	1,335	3,186	3	3
Total (1)	$3,773	$4,134	$7,907	7	7

(1)	Included in this total are an aggregate of $2.6 million comprised of Note A loans and $3.6 million comprised of Note B loans that are included in the discussion of Loan Relationships B, F, H and K.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At September 30, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(in thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to four-family residential real estate	$1,506	$565	$2,071	$—	$2,071	20	$2,110
Multi-family residential real estate	723	—	723	—	723	4	955
Nonresidential real estate	2,713	2,342	5,055	120	4,935	8	4,551
Total	$4,942	$2,907	$7,849	$120	$7,729	32	$7,616

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2015
	Recorded Investment	Number of Loans
(Dollar amounts in thousands)

Beginning balance	$7,854	32
Additions to TDR	—	—
Charge-offs	—	—
Removal of TDRs(1)	—	—
Payments	(125)	—
Ending balance	$7,729	32

(1) The removal of these loans from TDR was due to payoffs of the loans and loans eligible for TDR removal during the three months ended September 30, 2015.

Loans that were included in TDRs at September 30, 2015 and June 30, 2015 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Fifteen of these loans, with an aggregate carrying value of $6.0 million at September 30, 2015, also have balloon payments due at the end of their lowered interest rate period. At September 30, 2015, there were 23 loans with an aggregate carrying value of $5.7 million with required principal and interest payments and two loans with an aggregate carrying value of $2.1 million with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at September 30, 2015 and are due at maturity. At June 30, 2015, there were 23 loans with an aggregate carrying value of $5.8 million with required principal and interest payments and two loans with an aggregate carrying value of $2.2 million with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at June 30, 2015 and are due at maturity.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At September 30,
	2015	2014
	(In thousands)
Special mention assets	$3,725	$5,496
Substandard assets	11,423	14,079
Total classified assets	$15,148	$19,575

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at September 30, 2015 and at June 30, 2015.

At September 30, 2015:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$119,771	$32,973	$7,310	$15,369	$41,710	$1,161	$1,864	$9,775	$229,933
Watch	4,585	1,018	5,303	2,388	6,903	2,497	150	1,458	24,302
Special mention	530	150	138	—	2,017	—	890	—	3,725
Substandard	3,192	468	982	723	5,908	—	150	—	11,423
Total	$128,078	$34,609	$13,733	$18,480	$56,538	$3,658	$3,054	$11,233	$269,383

At June 30, 2015:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$118,671	$33,016	$7,352	$16,167	$33,913	$3,060	$1,867	$7,442	$221,488
Watch	4,371	1,219	5,479	2,405	5,931	1,018	77	1,757	22,257
Special mention	805	187	142	—	2,062	—	890	—	4,086
Substandard	3,237	458	995	724	6,023	—	151	—	11,588
Total	$127,084	$34,880	$13,968	$19,296	$47,929	$4,078	$2,985	$9,199	$259,419

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At September 30, 2015		At June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$647	$293	$640	$523
Consumer	334	—	238	187
One- to four-family mortgage – nonowner-occupied	36	—	188	37
Multi-family mortgage	—	—	—	—
Nonresidential real estate mortgage – commercial and office buildings	—	—	—	—
Construction	—	—	—	—
Land	—	—	—	—
Commercial and agricultural	—	—	3	—
Total	$1,017	$293	$1,069	$747

The following table illustrates the changes to the allowance for loan losses for the three months ended September 30, 2015:

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2015:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124
Charge offs	(5)	(46)	--	--	--	--	--	--	(51)
Recoveries	6	23	1	--	1	--	--	3	34
Provision (credit)	(58)	(46)	(10)	(33)	185	9	--	(3)	44
Ending Balance:	$1,291	$448	$121	$441	$2,772	$13	$16	$49	$5,151

Balance, Individually Evaluated	$--	$--	$--	$--	$120	$--	$--	$--	$120

Balance, Collectively Evaluated	$1,291	$448	$121	$441	$2,652	$13	$16	$49	$5,031

Financing receivables:
Ending balance	$128,078	$34,609	$13,733	$18,480	$56,538	$3,658	$3,054	$11,233	$269,383

Ending Balance: individually evaluated for impairment	$3,158	$468	$648	$723	$5,815	$--	$150	$--	$10,962

Ending Balance: collectively evaluated for impairment	$119,030	$31,314	$12,801	$17,757	$50,581	$3,658	$2,880	$10,901	$248,922

Ending Balance: loans acquired at fair value	$5,890	$2,827	$284	$--	$142	$--	$24	$332	$9,499

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,			At June 30,
	2015			2015
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,412	27.4%	52.6%	$1,478	28.8%	54.3%
Multi-family real estate	441	8.5	6.9	474	9.2	7.4
Nonresidential real estate	2,772	53.8	21.0	2,586	50.5	18.5
Land	16	.3	1.1	16	0.3	1.2
Agricultural	—	—	2.5	—	—	2.0
Commercial	49	1.0	1.7	49	1.0	1.6
Consumer	448	8.7	12.8	517	10.1	13.4
Construction	13	.3	1.4	4	0.1	1.6
Total allowance for loan losses	$5,151	100.0%	100.0%	$5,124	100.0%	100.0%
Total loans	$269,383			$259,419

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. These obligations consist of new loans, investment security purchases, deposit outflows, repayment of borrowings and routine operating expense payments. Our primary sources of funds consist of loan repayments, maturities and sales of investment securities, deposit inflows and borrowings from the Federal Home Loan Bank of Indianapolis. While maturities and scheduled loan payments as well as cash flows from investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition, among other factors.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows, in particular municipal deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $22.0 million at September 30, 2015 and $18.5 million at June 30, 2015. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $80.3 million at September 30, 2015. Total securities classified as available-for-sale were $155.4 million at September 30, 2015. In addition, at September 30, 2015, we had the ability to borrow a total of approximately $60.4 million from the Federal Home Loan Bank of Indianapolis.

At September 30, 2015, we had $36.5 million in loan commitments outstanding, consisting of $4.3 million in mortgage loan commitments, $25.6 million in unused home equity lines of credit, $4.9 million in commercial lines of credit and $1.7 million in other loan commitments. Certificates of deposit due within one year of September 30, 2015 totaled $86.1 million. This represented 57.4% of certificates of deposit at September 30, 2015. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination and purchase of loans and the purchase of investment securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall market level of interest rates, the interest rates and products offered by us and our local competitors, among other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. On occasion, we offer promotional rates on certain deposit products to attract deposits.

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2015.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2015:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015 (unaudited)	(in thousands)
Common equity tier 1 risk-based capital	$60,504	22.11%	$12,317	4.5%	$17,971	6.5%
Tier 1 risk-based capital	60,504	22.11	16,423	6.0	21,897	8.0
Total risk-based capital	63,951	23.36	21,897	8.0	27,371	10.0
Tier 1 leverage	60,504	11.68	20,720	4.0	25,900	5.0

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

For the three months ended September 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2015. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure the net interest margin and earnings volatility under both increasing and decreasing interest rate scenarios. These simulations are also used to measure earnings volatility under parallel and non-parallel shifts in the yield curve assuming both immediate and sustained rate shocks as well as ramped changes to interest rates over one year and two year time horizons.In addition to simulating the net interest margin and earnings under various interest rate scenarios, the Company uses an economic value of equity analysis prepared by a consulting firm to review the level of long term interest rate risk. This analysis measures long term interest rate risk by computing changes in economic value of assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents an estimation of the market value of the Bank’s equity and is calculated by subtracting the economic value of liabilities from the economic value of assets, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in economic value the equity in the event of a range of market interest rate scenarios including both parallel and non-parallel shifts in the yield curve assuming both immediate and sustained rate shocks as well as ramped changes to interest rates. The model does not provide for the effect of any steps that the Bank might take to counter the effect of interest rate movements. Because of the low level of market interest rates at this time, these analyses are not performed for decreases of more than 100 basis points.

The following table presents the change in our net economic value of equity at June 30, 2015, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$70,427	$(10,325)	(12.79)%	15.05%
300	77,621	(3,131)	(3.84)%	16.11%
200	80,029	(723)	(.90)%	16.15%
100	81,414	662	.82%	15.96%
0	80,752	—	—%	15.35%
(100)	80,218	(534)	(.66)%	14.84%

The model uses various assumptions in assessing interest rate risk. The most critical assumptions in the model relate to deposit decay rates, deposit beta factors, loan prepayment speeds, reinvestment rates, and market interest rates, among others. As with any method of measuring interest rate risk involving forecasting, certain shortcomings are inherent in the calculations. Borrower and depositor behavior in the future is unknown. Historical data has been compiled, where available, to allow the Company to see the impact of customer behavior in prior interest rate cycles. However, the future behavior is inherently unknown. For example, although certain assets and liabilities may have similar maturities or repricing dates, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities held by the Bank, increasing or decreasing interest rates have a significant impact on the prepayment speeds of our earning assets that in turn could affect the rate sensitivity position. When market interest rates increase, prepayments tend to slow. When market interest rates decrease, prepayments tend to rise. While the Company believes the assumptions used in the model to be reasonable, there can be no assurance that assumed customer behavior will approximate actual behavior in the future.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2015, repurchases of the Company’s common stock were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 to July 31, 2015	22,500	$13.874	22,500	188,471
August 1 to August 31, 2015	21,435	14.019	21,435	167,036
September 1 to September 30, 2015	36,422	14.160	36,422	130,614
Total	80,357	$14.042	80,357

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date:	November 16, 2015	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date:	November 16, 2015	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial
Officer and Treasurer