Form 10-Q
period 2015-12-31
United Community Bancorp
filed 2016-02-12
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes ☐  No ☒

As of February 12 2016, there were 4,201,326 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	Unaudited
(In thousands, except share amounts)	December 31, 2015	June 30, 2015
Assets

Cash and due from banks	$1,990	$2,137
Interest-earning deposits in other financial institutions	21,466	16,385
Cash and cash equivalents	23,456	18,522

Investment securities:
Securities available for sale - at estimated market value	62,249	60,873
Securities held to maturity - at amortized cost	40,903	40,653
Mortgage-backed securities available for sale - at estimated market value	83,511	109,138
Investment securities	186,663	210,664

Loans receivable, net	263,327	253,828
Loans available for sale	-	160

Property and equipment, net	6,839	7,016
Federal Home Loan Bank stock, at cost	3,527	3,527
Accrued interest receivable:
Loans	882	828
Investments and mortgage-backed securities	987	994
Other real estate owned, net	228	286
Cash surrender value of life insurance policies	16,999	17,456
Deferred income taxes	3,031	3,268
Prepaid expenses and other assets	1,350	1,685
Goodwill	2,522	2,522
Intangible asset	369	429
Total assets	$510,180	$521,185

Liabilities and Stockholders' Equity

Deposits	$427,086	432,537
Advances from FHLB	13,000	13,000
Accrued interest on deposits	7	10
Accrued interest on FHLB advance	10	10
Advances from borrowers for payment of insurance and taxes	534	386
Accrued expenses and other liabilities	2,239	3,805
Total liabilities	442,876	449,748

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 4,201,326 shares outstanding at December 31, 2015	51	51
Additional paid-in capital	51,326	51,145
Retained earnings	31,232	30,037
Less shares purchased for stock plans	(2,705)	(2,923)
Treasury Stock, at cost - 948,238 and 538,725 shares at December 31, 2015 and June 30, 2015, respectively	(12,400)	(6,337)
Accumulated other comprehensive income (loss):
Unrealized loss on securities available for sale, net of income taxes	(200)	(536)

Total stockholders' equity	67,304	71,437

Total liabilities and stockholders' equity	$510,180	$521,185

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

unaudited

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2015	2014	2015	2014

Interest income:
Loans	$2,890	$2,857	$5,777	$5,706
Investments and mortgage-backed securities	993	950	2,064	1,862
Total interest income	3,883	3,807	7,841	7,568
Interest expense:
Deposits	466	520	1,007	1,134
Borrowed funds	60	63	120	126
Total interest expense	526	583	1,127	1,260

Net interest income	3,357	3,224	6,714	6,308

Provision for loan losses	45	36	89	45

Net interest income after provision for loan losses	3,312	3,188	6,625	6,263

Non interest income:
Service charges	750	710	1,493	1,381
Gain on sale of loans	66	33	156	60
Gain (loss) on sale of investments	54	(32)	60	(53)
Gain on sale of other real estate owned	27	52	27	71
Write down of other real estate owned	(17)	-	(41)	-
Income from bank owned life insurance	345	135	531	269
Other	128	75	194	129
Total other income	1,353	973	2,420	1,857

Non interest expense:
Compensation and employee benefits	2,122	1,914	4,282	3,730
Premises and occupancy expense	264	284	526	623
Deposit insurance premium	86	89	168	188
Advertising expense	95	111	186	213
Data processing expense	336	417	655	756
Intangible amortization	30	30	60	60
Professional fees	172	159	459	473
Other operating expenses	423	408	817	775
Total other expense	3,528	3,412	7,153	6,818

Income before income taxes	1,137	749	1,892	1,302

Income tax provision	159	81	215	155

Net income	$978	$668	$1,677	$1,147

Basic earnings per share	$0.24	$0.15	$0.40	$0.25
Diluted earnings per share	$0.24	$0.15	$0.39	$0.25

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

unaudited

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net income	$978	$668	$1,677	$1,147

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	(94)	657	373	720

Reclassification adjustment for (gains) losses on securities available for sale included in income, net of tax	(33)	20	(37)	33

Comprehensive income	$851	$1,345	$2,013	$1,900

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

unaudited

	For the Six Months Ended
	December 31,
(In thousands)	2015	2014

Operating activities:
Net income	$1,677	$1,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	194	217
Provision for loan losses	89	45
Deferred loan origination costs	31	(63)
Amortization of premium on investments	965	1,411
Proceeds from sale of loans	5,923	1,735
Loans disbursed for sale in the secondary market	(5,607)	(1,671)
Gain on sale of loans	(156)	(60)
Amortization of intangible asset	60	60
Amortization of acquisition-related loan yield adjustment	(85)	(116)
Loss (gain) on sale of investment securities	(60)	53
Real estate owned write down	41	-
Gain on sale of other real estate owned	(27)	(71)
Gain recognized from death benefit on bank owned life insurance	(298)	-
Increase in cash surrender value of life insurance	(253)	(269)
Stock-based compensation	141	135
Amortization of ESOP shares	258	268
Deferred income taxes	25	74
Effects of change in operating assets and liabilities:
Accrued interest receivable	(47)	(79)
Prepaid expenses and other assets	335	255
Accrued interest	(3)	(4)
Accrued expenses and other	(1,566)	(376)

Net cash provided by operating activities	1,637	2,691

Investing activities:
Proceeds from maturity of available for sale investment securities	45	45
Proceeds from sale of available for sale investment securities	11,300	-
Proceeds from maturity of held to maturity securities	27	26
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	10,684	16,389
Proceeds from sale of mortgage-backed securities available for sale	23,749	31,162
Proceeds from sale of other real estate owned	73	164
Purchases of available for sale investment securities	(19,421)	(791)
Purchases of held to maturity investment securities	(388)	(21,316)
Purchases of mortgage-backed securities available for sale	(2,352)	(4,654)
Proceeds from sale of Federal Home Loan Bank stock	-	1,249
Proceeds from bank owned life insurance death benefit	1,008	-
Net Increase in loans	(9,563)	(5,295)
Capital expenditures	(17)	(172)

Net cash provided by investing activities	15,145	16,807

Financing activities:
Net decrease in deposits	(5,451)	(19,084)
Borrowings from Federal Home Loan Bank	-	5,000
Repayments of Federal Home Loan Bank advances	-	(5,000)
Dividends paid to stockholders	(482)	(581)
Repurchases of common stock	(6,063)	(3,860)
Net increase in advances from borrowers for payment of insurance and taxes	148	73

Net cash used in financing activities	(11,848)	(23,452)

Net increase (decrease) in cash and cash equivalents	4,934	(3,954)

Cash and cash equivalents at beginning of period	18,522	24,970

Cash and cash equivalents at end of period	$23,456	$21,016

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2015, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2015.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.          EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of December 31, 2015 the ESOP owned 173,894 shares of the Company’s common stock. At June 30, 2015, the ESOP owned 205,748 shares of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Basic weighted average outstanding shares	4,120,938	4,421,455	4,245,039	4,502,524
Effect of dilutive stock options	35,301	—	30,552	—
Diluted weighted average outstanding shares	4,156,239	4,421,455	4,275,591	4,502,524

4. STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $98,000 and $65,000 for the three months ended December 31, 2015 and 2014, respectively. Stock-based compensation was $141,000 and $135,000 for the six months ended December 31, 2015 and 2014, respectively. No stock-based compensation awards were granted during the three and six months ended December 31, 2015 and 2014.

5.          DIVIDENDS – On August 13, 2015 and November 10, 2015 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividends, totaling $482,000, were paid during the six months ended December 31, 2015.

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

Additionally, on May 18, 2015, the Company’s Board of Directors approved the repurchase of up to 231,571 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of May 18, 2015. Purchases were conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of December 31, 2015, all of the 231,571 shares were repurchased.

On November 6, 2015, United Community Bancorp entered into a Stock Repurchase Agreement with Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P. and Stilwell Partners, L.P. (collectively, the “Sellers”).  Pursuant to the Stock Repurchase Agreement, the Company purchased 318,756 shares of its common stock, $0.01 par value, from the Sellers for an aggregate purchase price of $4,781,340, or $15.00 per share.  The repurchase was funded with cash on hand and completed the 5% repurchase program mentioned above. Following the repurchase transaction, the Company had 4,201,326 shares of common stock outstanding. There were no other repurchases after this date and therefore at December 31, 2015, there were 4,201,326 shares of common stock outstanding.

7.          SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2015	2014
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$225	$32
Interest	$1,130	$1,264

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$336	$753
Transfers of loans to other real estate owned	$29	$202

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

The estimated fair values of the Company’s financial instruments at December 31, 2015 and June 30, 2015 are as follows:

	December 31, 2015		June 30, 2015
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$23,456	$23,456	$18,522	$18,522
Investment securities available for sale	62,249	62,249	60,873	60,873
Investment securities held to maturity	40,903	41,819	40,653	40,045
Mortgage-backed securities	83,511	83,511	109,138	109,138
Loans receivable and loans receivable held for sale	263,327	263,407	253,988	254,944
Accrued interest receivable	1,869	1,869	1,822	1,822
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	427,086	427,996	432,537	433,479
Accrued interest payable	17	17	20	20
FHLB advances	13,000	13,105	13,000	13,114

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2015:
Mortgage-backed securities	$83,511	$—	$83,511	$—
Municipal bonds	31,711	—	31,711	—
Small Business Administration	7,914	—	7,914	—
Collateralized Mortgage Obligations	19,467	—	19,467	—
Certificates of Deposit	2,969	—	2,969	—
Other equity securities	188	188	—	—
Mortgage servicing rights	548	—	548	—

June 30, 2015:
Mortgage-backed securities	$109,138	$—	$109,138	$—
Municipal bonds	37,619	—	37,619	—
U.S. Government agency bonds	2,015	—	2,015	—
Small Business Administration	8,213	—	8,213	—
Collateralized Mortgage Obligations	12,842	—	12,842	—
Other equity securities	184	184	—	—
Mortgage servicing rights	517	—	517	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2015:
Other real estate owned	$228	$—	$228	$—
Impaired loans	8,814	—	8,814	—

June 30, 2015:
Other real estate owned	$286	$—	$286	$—
Loans held for sale	160	—	160	—
Impaired loans	11,079	—	11,079	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2015:
Financial assets:
Cash and interest-bearing deposits	$23,456	$23,456	$—	$—
Investment securities held to maturity	41,819	—	41,819	—
Loans receivable and loans held for sale	263,407	—	263,407	—
Accrued interest receivable	1,869	—	1,869	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	427,996	—	427,996	—
Accrued interest payable	17	—	17	—
FHLB advances	13,105	—	13,105	—

June 30, 2015:
Financial assets:
Cash and interest-bearing deposits	$18,522	$18,522	$—	$—
Investment securities held to maturity	40,045	—	40,045	—
Loans receivable and loans held for sale	254,944	—	254,944	—
Accrued interest receivable	1,822	—	1,822	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	433,479	—	433,479	—
Accrued interest payable	20	—	20	—
FHLB advances	13,114	—	13,114	—

9.          INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$84,149	$30	$668	$83,511
Municipal bonds	31,215	579	83	31,711
Small Business Administration	7,946	2	34	7,914
Collateralized Mortgage Obligations	19,599	—	132	19,467
Certificates of Deposit	2,971	—	2	2,969
Other equity securities	210	—	22	188
	$146,090	$611	$941	$145,760

Investment securities held to maturity at December 31, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,903	$944	$28	$41,819

Investment securities available for sale at June 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$109,793	$170	$825	$109,138
Municipal bonds	37,631	438	450	37,619
U.S. Government agency bonds	2,000	15	—	2,015
Small Business Administration	8,224	18	29	8,213
Collateralized Mortgage Obligations	13,032	9	199	12,842
Other equity securities	210	—	26	184
	$170,890	$650	$1,529	$170,011

Investment securities held to maturity at June 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,653	$52	$660	$40,045

The mortgage-backed securities, callable bonds, small business administration, collateralized mortgage obligations, and municipal bonds have the following maturities at December 31, 2015:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$411	$412	$59	$59
Due or callable in 1 - 5 years	106,709	106,081	165	172
Due or callable in 5 - 10 years	32,349	32,532	5,058	5,143
Due or callable in greater than 10 years	6,411	6,547	35,621	36,445
Total debt securities	$145,880	$145,572	$40,903	$41,819

All other securities available for sale at December 31, 2015 are saleable within one year.

Gross proceeds on the sale of investments and mortgage-backed securities were $26.4 million and $4.3 million for the three months ended December 31, 2015 and 2014, respectively. Gross proceeds on the sale of investments and mortgage-backed securities were $35.0 million and $31.2 million for the six months ended December 31, 2015 and 2014, respectively. Gross realized gains for the three month periods ended December 31, 2015 and 2014 were $287,000 and $11,000, respectively. Gross realized gains for the six-month periods ended December 31, 2015 and 2014 were $365,000 and $260,000, respectively. Gross realized losses for the three months periods ended December 31, 2015 and 2014 were $233,000 and $43,000, respectively. Gross realized losses for the six-month periods ended December 31, 2015 and 2014 were $305,000 and $313,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at December 31, 2015:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$9,654	$65	$2,877	$46	$12,531	$111
Mortgage-backed securities	43,121	272	27,411	396	70,532	668
Small Business Administration	4,826	34	—	—	4,826	34
Collateralized Mortgage Obligations	11,745	132	—	—	11,745	132
Certificates of deposit	1,481	2	—	—	1,481	2
Other equity securities	—	—	188	22	188	22
	$70,827	$505	$30,476	$464	$101,303	$969
Number of investments		50		17		67

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the six months ended December 31, 2015:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2015	$429	$2,522
Amortization	60	—
Balance at December 31, 2015	$369	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of December 31, 2015:

January 1, 2016 through June 30, 2016	$57
2017	117
2018	117
2019	78
$369

11.     DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and six months ended December 31, 2015 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2015:	$1,304	$448	$121	$441	$2,772	$16	$49	$5,151
Charge offs	(117)	(26)	—	—	(325)	—	—	(468)
Recoveries	16	24	26	—	1	—	1	68
Provision (credit)	107	(28)	(32)	(108)	53	(3)	56	45
Ending Balance:	$1,310	$418	$115	$333	$2,501	$13	$106	$4,796

Allowance for Credit Losses:
Balance, July 1, 2015:	$1,352	$517	$130	$474	$2,586	$16	$49	$5,124
Charge offs	(122)	(72)	—	—	(325)	—	—	(519)
Recoveries	22	47	27	—	2	—	4	102
Provision (credit)	58	(74)	(42)	(141)	238	(3)	53	89
Ending Balance:	$1,310	$418	$115	$333	$2,501	$13	$106	$4,796

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,310	$418	$115	$333	$2,501	$13	$106	$4,796

Financing receivables:
Ending balance	$130,787	$34,241	$13,148	$17,886	$60,822	$2,526	$11,462	$270,872

Ending Balance: individually evaluated for impairment	$2,843	$460	$647	$719	$3,996	$149	$—	$8,814

Ending Balance: collectively evaluated for impairment	$122,288	$30,985	$12,244	$17,167	$56,692	$2,353	$11,217	$252,946

Ending Balance: loans acquired at fair value	$5,656	$2,796	$257	$—	$134	$24	$245	$9,112

For the year ended June 30, 2015 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$1,201	$564	$201	$929	$2,508	$19	$37	$5,459
Charge offs	(47)	(153)	(3)	—	(466)	—	(9)	(678)
Recoveries	79	113	62	—	434	—	4	692
Provision (credit)	119	(7)	(130)	(455)	110	(3)	17	(349)
Ending Balance:	$1,352	$517	$130	$474	$2,586	$16	$49	$5,124

Balance, Individually Evaluated	$—	$—	$—	$—	$120	$—	$—	$120

Balance, Collectively Evaluated	$1,352	$517	$130	$474	$2,466	$16	$49	$5,004

Financing receivables:
Ending Balance	$128,724	$34,880	$13,968	$19,296	$50,367	$2,985	$9,199	$259,419

Ending Balance: individually evaluated for impairment	$3,159	$458	$659	$724	$5,928	$151	$—	$11,079

Ending Balance: collectively evaluated for impairment	$119,376	$31,511	$12,995	$18,572	$44,289	$2,810	$8,863	$238,416

Ending Balance: loans acquired at fair value	$6,189	$2,911	$314	$—	$150	$24	$336	$9,924

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

Credit Risk Profile by Internally Assigned Grade

At December 31, 2015

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Grade:
Pass	$124,265	$32,791	$7,137	$14,800	$46,595	$1,339	$10,651	$237,578
Watch	3,307	828	4,903	2,367	8,181	148	811	20,545
Special mention	339	162	166	—	1,958	890	—	3,515
Substandard	2,876	460	942	719	4,088	149	—	9,234
Total:	$130,787	$34,241	$13,148	$17,886	$60,822	$2,526	$11,462	$270,872

Credit Risk Profile by Internally Assigned Grade

At June 30, 2015

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Grade:
Pass	$120,311	$33,016	$7,352	$16,167	$35,333	$1,867	$7,442	$221,488
Watch	4,371	1,219	5,479	2,405	6,949	77	1,757	22,257
Special mention	805	187	142	—	2,062	890	—	4,086
Substandard	3,237	458	995	724	6,023	151	—	11,588
Total:	$128,724	$34,880	$13,968	$19,296	$50,367	$2,985	$9,199	$259,419

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At December 31, 2015

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$856	$77	$151	$1,084	$129,703	$130,787
Consumer	11	12	72	95	34,146	34,241
One- to Four- Family Mortgage - Non-Owner Occupied	—	32	473	505	12,643	13,148
Multi-family Mortgage	—	—	—	—	17,886	17,886
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	60,822	60,822
Land	—	—	135	135	2,391	2,526
Commercial and Agricultural	—	—	—	—	11,462	11,462
Total	$867	$121	$831	$1,819	$269,053	$270,872

Age Analysis of Past Due Loans Receivable

At June 30, 2015

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$640	$523	$230	$1,393	$127,331	$128,724
Consumer	238	187	72	497	34,383	34,880
One- to Four- Family Mortgage - Non-Owner-Occupied	188	37	483	708	13,260	13,968
Multi-family Mortgage	—	—	—	—	19,296	19,296
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	50,367	50,367
Land	—	—	135	135	2,850	2,985
Commercial and Agricultural	3	—	—	3	9,196	9,199
Total	$1,069	$747	$920	$2,736	$256,683	$259,419

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

				For the three months ended December 31, 2015		For the six months ended December 31, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	-	-	-	-	-	-	-
Non-Residential Real Estate	-	-	-	-	991	34	991
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$991	$34	$991

Impaired Loans

				For the three months ended December 31, 2015		For the six months ended December 31, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$2,843	$3,358	$-	$17	$3,001	$27	$3,001
Consumer	460	949	-	1	464	1	459
One- to Four- Family Non-Owner Occupied Mortgage	647	647	-	3	648	6	653
Multifamily Residential Real Estate Mortgage	719	2,054	-	9	721	20	722
Non-Residential Real Estate	3,996	7,726	-	11	3,914	25	3,971
Land	149	157	-	-	150	-	150
Commercial and Agricultural	-	7	-	-	-	-	-
Total	$8,814	$14,898	$-	$41	$9,889	$79	$8,956

Impaired Loans

				For the three months ended December 31, 2015		For the six months ended December 31, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$2,843	$3,358	$-	$17	$3,001	$27	$3,001
Consumer	460	949	-	1	464	1	459
One- to Four- Family Non-Owner Occupied Mortgage	647	647	-	3	648	6	653
Multifamily Residential Real Estate Mortgage	719	2,054	-	9	721	20	722
Non-Residential Real Estate	3,996	7,726	-	11	4,905	59	4,962
Land	149	157	-	-	150	-	150
Commercial and Agricultural	-	7	-	-	-	-	-
Total	$8,814	$14,898	$-	$41	$9,889	$113	$9,947

Impaired Loans

For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	-	-	-	-	-
Non-Residential Real Estate	1,983	1,983	(120)	69	1,983
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$1,983	$1,983	$(120)	$69	$1,983

Impaired Loans

				For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With no related allowance recorded:
One- to Four- Family Mortgage - Owner-Occupied	$3,159	$3,640	$—	$43	$3,489
Consumer	458	982	—	7	506
One- to Four- Family Mortgage - Non-Owner Occupied	659	659	—	—	546
Multi-family Mortgage	724	2,059	—	72	1,188
Nonresidential Real Estate – commercial and office buildings	3,945	7,351	—	53	4,684
Land	151	159	—	—	135
Commercial and Agricultural	—	11	—	—	—
Total	$9,096	$14,861	$—	$175	$10,548

Impaired Loans

				For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
One- to Four- Family Mortgage - Owner-Occupied	$3,159	$3,640	$—	$43	$3,489
Consumer	458	982	—	7	506
One- to Four- Family Mortgage - Non-Owner Occupied	659	659	—	—	546
Multi-family Mortgage	724	2,059	—	72	1,188
Nonresidential Real Estate – commercial and office buildings	5,928	9,334	(120)	122	6,667
Land	151	159	—	—	135
Commercial and Agricultural	—	11	—	—	—
Total	$11,079	$16,844	$(120)	$244	$12,531

The Bank did not have any investments in subprime loans at December 31, 2015. Impaired loans at December 31, 2015 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $5.9 million and a recorded investment of $5.9 million. See Note 12 for a discussion on TDRs.

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

The following tables summarize TDRs by loan type and accrual status.

	At December 31, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,627	$337	$1,964	$—	$1,964	20	$2,063
Multi-family residential real estate	719	—	719	—	719	4	723
Nonresidential real estate	1,212	2,050	3,262	—	3,262	8	4,448
Total	$3,558	$2,387	$5,945	$—	$5,945	32	$7,234

	At June 30, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,148	$948	$2,096	$—	$2,096	20	$2,160
Multi-family residential real estate	724	—	724	—	724	4	1,188
Nonresidential real estate	2,717	2,437	5,154	120	5,034	8	4,329
Total	$4,589	$3,385	$7,974	$120	$7,854	32	$7,677

Interest income recognized on TDRs is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014

One-to-Four Family residential real estate	$17	$6	$28	$12
Multi-family residential real estate	9	24	20	51
Nonresidential real estate	11	17	59	56
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	$37	$47	$107	$119

At December 31, 2015, the Bank had 32 loans totaling $5.9 million that were reported as TDRs, and had established an allowance for losses on these loans of $0. With respect to the $5.9 million in TDRs, the Bank charged-off $4.1 million at the time the loans were restructured into the Note A/B split note format. At June 30, 2015, the Bank had 32 loans totaling $8.0 million that were reported as TDRs, and had an allowance for losses on these loans of $120,000. With respect to the $8.0 million in TDRs, the Bank charged-off $4.1 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At December 31, 2015, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at December 31, 2015 and June 30, 2015 were generally given concessions of interest rate reductions of between 25 and 300 basis points. Fifteen of these loans, having an aggregate carrying value of $4.2 million at December 31, 2015, also have balloon payments due at the end of their lowered interest rate period. At December 31, 2015, there were 23 loans with an aggregate carrying value of $5.3 million with required principal and interest payments and two loans with an aggregate carrying value of $658,000 with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at December 31, 2015 and are due at maturity. At June 30, 2015, there were 23 loans with an aggregate carrying value of $5.8 million with required principal and interest payments and two loans with an aggregate carrying value of $2.2 million with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at June 30, 2015 and are due at maturity.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2015		Six Months Ended December 31, 2015
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$7,729	32	$7,854	32
Additions to TDR	-	-	-	-
Charge-offs	(325)	-	(325)	-
Removal of TDRs	-	-	-	-
Impairment Reversal	120	-	120	-
Payments	(1,579)	-	(1,704)	-
Ending balance	$5,945	32	$5,945	32

13.	EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). The amendments in this update affect all entities that hold financial assets or owe financial liabilities. The update’s main provisions applicable to the Company are as follows: 1) Require equity investments with readily available fair values (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 6) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Public companies should apply the guidance in Update 2016-01 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is generally not permitted. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the annual reporting period of adoption. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of December 31, 2015 and June 30, 2015. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended December 31, 2015 and 2014, and had no accrued interest and penalties on the balance sheet as of December 31, 2015 and June 30, 2015. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2012.

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

Balance Sheet Analysis

Total assets were $510.2 million at December 31, 2015, compared to $521.2 million at June 30, 2015. A $24.0 million decrease in investment securities was partially offset by a $4.9 million increase in cash and cash equivalents and a $9.5 million increase in loans. The investment balances decreased partially due to normal amortization and maturities during the period. Proceeds totaling $35.0 million were generated through investment sales during the period. The proceeds from the sales were used to fund new loans which is expected to enhance the Bank’s net interest margin as well as increase interest income in the future.

Total liabilities decreased $6.8 million from $449.7 million at June 30, 2015 to $442.9 million at December 31, 2015 primarily due to a $5.5 million decrease in deposits during the current year period and a $1.4 million decrease in other liabilities.

Total stockholders’ equity totaled $67.3 million as of December 31, 2015, which represented a decrease of $4.1 million when compared to June 30, 2015. Net income of $1.7 million for the six months ended December 31, 2015, and a decrease in the unrealized loss on available-for-sale securities of $336,000 were offset by stock repurchases totaling $6.1 million and dividends paid totaling $482,000. There were 4,201,326 and 4,634,608 outstanding shares of common stock at December 31, 2015 and 2014, respectively. For all periods presented, the Bank was considered “well-capitalized” under applicable regulatory requirements.

Loans. At December 31, 2015, one- to four- family residential loans totaled $143.9 million, or 53.1% of total gross loans at December 31, 2015, compared to $142.7 million, or 55.0% of total gross loans, at June 30, 2015.

Multi-family and nonresidential real estate loans totaled $78.7 million and represented 29.1% of total loans at December 31, 2015, compared to $69.7 million, or 26.8% of total loans, at June 30, 2015.

Consumer loans totaled $34.2 million and represented 12.6% of total loans at December 31, 2015, compared to $34.9 million or 13.4% of total loans at June 30, 2015.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31, 2015		At June 30, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$143,935	53.1%	$142,692	55.0%
Multi-family	17,886	6.6	19,296	7.4
Nonresidential real estate	60,822	22.5	50,367	19.4
Land	2,526	.9	2,985	1.2
Commercial business	5,553	2.1	4,038	1.6
Agricultural	5,909	2.2	5,161	2.0
Consumer:
Home equity	29,902	11.0	30,600	11.8
Auto	2,074	0.8	2,008	0.8
Share loans	947	0.3	893	0.3
Other	1,318	0.5	1,379	0.5
Total consumer loans	34,241	12.6	34,880	13.4
Total loans	$270,872	100.0%	$259,419	100.0%

Less (plus):
Deferred loan costs, net	(1,155)		(1,186)
Undisbursed portion of loans in process	3,904		1,653
Allowance for loan losses	4,796		5,124
Loans, net	$263,327		$253,828

Loan Maturity

The following table sets forth certain information at December 31, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which can significantly shorten the average life of the loan and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,744	$33,930	$101,261	$143,935
Multi-family real estate	1,936	3,340	12,610	17,886
Nonresidential real estate	9,693	16,891	34,238	60,822
Land	235	1,691	600	2,526
Commercial	1,654	2,788	1,111	5,553
Agricultural	1,354	3,089	1,466	5,909
Consumer	1,928	3,565	28,748	34,241
Total	$25,544	$65,294	$180,034	$270,872

The following table sets forth the dollar amount of all loans at December 31, 2015 due after December 31, 2016 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$43,503	$91,688	$135,191
Multi-family real estate	8,434	7,516	15,950
Nonresidential real estate	6,858	44,271	51,129
Land	1,520	771	2,291
Commercial	2,059	1,840	3,899
Agricultural	3,052	1,503	4,555
Consumer	2,224	30,089	32,313
Total	$67,650	$177,678	$245,328

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Total loans at beginning of period	$269,383	$252,617	$259,419	$250,808
Loans originated (1):
One- to four-family residential real estate	9,337	11,506	19,153	21,922
Multi-family residential real estate	—	1,728	310	1,728
Nonresidential real estate	6,000	340	15,275	1,453
Land	74	236	196	453
Commercial and agricultural	1,607	849	4,387	1,720
Consumer	1,805	639	3,313	1,287

Total loans originated	18,823	15,298	42,634	28,563
Deduct:
Loan principal repayments	14,792	12,191	25,574	22,711
Loans originated for sale	2,542	735	5,607	1,671

Net loan activity	1,489	2,372	11,453	4,181

Total loans at end of period	$270,872	$254,989	$270,872	$254,989

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three and Six Months Ended December 31, 2015 and 2014

Overview. Net income increased $310,000 to $978,000 for the quarter ended December 31, 2015 from $668,000 for the quarter ended December 31, 2014.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three months ended December 31, 2015 and 2014.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2015	2014	% Change	2015	2014	% Change
	(Dollars in thousands)
Interest income:
Loans	$2,890	$2,857	1.2%	$5,776	$5,706	1.2%
Investment and mortgage backed securities	986	943	4.5	2,052	1,838	11.6
Other interest-earning assets	7	7	0.0	13	24	(45.8)
Total interest income	3,883	3,807	2.0	7,841	7,568	3.6

Interest expense:
NOW and money market deposit accounts	40	50	(20.0)	146	158	(7.6)
Passbook accounts	73	57	28.1	148	112	32.1
Certificates of deposit	353	413	(14.5)	713	864	(17.5)
Total interest-bearing deposits	466	520	(10.4)	1,007	1,134	(11.2)
FHLB advances	60	63	(4.8)	120	126	(4.8)
Total interest expense	526	583	(9.8)	1,127	1,260	(10.6)
Net interest income	$3,357	$3,224	4.1	$6,714	6,308	6.4

Net interest income totaled $3.4 million for the quarter ended December 31, 2015, which represented an increase of $133,000, or 4.1%, when compared to the quarter ended December 31, 2014. The growth in the Company’s core business was the result of an increase in interest income as well as a decrease in interest expense. Interest income increased by $76,000 due to a $15.1 million increase in the average balance of loans and an increase in the average rate earned on investment securities to 2.15% in the current year quarter from 1.91% in the prior year quarter, partially offset by a decrease in the average rate earned on loans to 4.38% in the current year quarter from 4.60% in the prior year quarter, and a $13.7 million decrease in the average balance of investments. Interest expense decreased $57,000 primarily due to a decrease in the average rate paid on deposits from 0.49% in the prior year quarter to 0.43% in the current year quarter, partially offset by a $4.1 million increase in the average balance of deposits when compared to the prior year quarter. The increase in loan balances was primarily the result of our continued controlled growth strategies in mortgage and commercial lending including the hiring of several commercial lenders in the last year. The increase in investment yield was primarily the result of divesting lower yielding mortgage-backed securities and increasing the allocation to higher yielding municipal bonds.

Net interest income totaled $6.7 million for the six months ended December 31, 2015, which represented an increase of $406,000, or 6.4%, when compared to the six months ended December 31, 2014. The growth in the Company’s core business was due to an increase in interest income and a decrease in interest expense. Interest income increased by $273,000 primarily due to a $14.0 million increase in the average balance of loans as well as an increase in the average rate earned on investment securities to 2.13% for the six months ended December 31, 2015 compared to 1.82% for the prior year period, partially offset by a decrease in the average rate earned on loans to 4.43% for the six months ended December 31, 2015 from 4.62% for the prior year period and a decrease in the average balance of investments to $193.0 million for the six months ended December 31, 2015 compared to $202.2 million for the prior year period. Interest expense decreased by $133,000, primarily as a result of a decrease in the average interest rate paid on deposits to 0.47% for the six months ended December 31, 2015 from 0.53% for the prior year period. Changes in interest rates are primarily due to higher rate certificates of deposit maturing.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2015 and 2014. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended December 31,						Six Months Ended December 31,
	2015			2014			2015			2014
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$263,697	$2,890	4.38%	$248,646	$2,857	4.60%	$260,791	$5,776	4.43%	$246,778	$5,706	4.88%
Investment and mortgage backed securities	183,531	986	2.15	197,194	943	1.91	192,975	2,052	2.13	202,160	1,838	1.40
Other interest-earning assets	30,512	7	0.09	27,718	7	0.10	23,082	13	0.11	29,246	24	0.09
	477,740	3,883	3.25	473,558	3,807	3.22	476,848	7,841	3.29	478,184	7,568	3.16
Noninterest-earning assets	36,729			41,080			39,663			41,337
Total assets	$514,469			$514,638			$516,511			$519,521

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	171,657	40	0.09	163,803	50	0.12	169,502	146	0.17	163,911	158	0.24
Passbook accounts (1)	109,751	73	0.27	98,293	57	0.23	110,783	148	0.27	98,207	112	0.22
Certificates of deposit (1)	148,631	353	0.95	163,798	413	1.01	150,227	713	0.95	168,051	864	1.16
Total interest-bearing deposits	430,039	466	0.43	425,894	520	0.49	430,512	1,007	0.47	430,169	1,134	0.60
FHLB advances	13,000	60	1.85	15,000	63	1.68	13,000	120	3.69	15,000	126	1.56
Total interest-bearing liabilities	443,039	526	0.47	440,894	583	0.53	443,512	1,127	0.56	445,169	1,260	0.63
Noninterest bearing liabilities, commitments and contingencies	7,002			3,048			5,545			3,100
Total liabilities, commitments and contingencies	450,041			443,942			449,057			448,269
Stockholders' equity	64,428			70,696			67,454			71,252
Total liabilities and stockholders' equity	$514,469			$514,638			$516,511			$519,521
Net interest income		$3,357			$3,224			$6,714			$6,308
Interest rate spread			2.78%			2.69%			2.73%			2.53%
Net interest margin (annualized)			2.81%			2.72%			2.82%			2.64%
Average interest-earning assets to average interest-bearing liabilities			107.83%			107.41%			107.52%			107.42%

Provision for (Recovery of) Loan Losses. The provision for loan losses was $45,000 for the quarter ended December 31, 2015 compared to $36,000 for the quarter ended December 31, 2014. The provision for loan losses was $89,000 for the six months ended December 31, 2015, which represented an increase of $44,000 compared to the six months ended December 31, 2014. Nonperforming assets as a percentage of total assets decreased from 1.30% at June 30, 2015 to 1.08% at December 31, 2015 reflecting the continuing efforts of management to improve asset quality and reduce nonperforming assets. Nonperforming loans as a percentage of total loans decreased from 2.50% at June 30, 2015 to 1.94% at December 31, 2015.

 Noninterest Income. The following table summarizes other income for the three and six months ended December 31, 2015 and 2014.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2015	2014	% Change	2015	2014	% Change
	(Dollars in thousands)

Service charges	$750	$710	5.6%	$1,493	$1,381	8.1%
Gain on sale of loans	66	33	100.00	156	60	160.0
Gain (loss) on sale of investments	54	(32)	(268.8)	60	(53)	(213.2)
Gain on sale of other real estate owned	27	52	(48.1)	27	71	(62.0)
Write down of other real estate owned	(17)	—	—	(41)	—	—
Income from Bank Owned Life Insurance	345	135	155.6	531	269	97.4
Other	128	75	70.7	194	129	50.4
Total	$1,353	$973	39.1	$2,420	$1,857	30.3

Noninterest income totaled $1.4 million for the quarter ended December 31, 2015, which represented an increase of $380,000, or 39.1% when compared to the quarter ended December 31, 2014. The increase was primarily due to a $210,000 increase in income from Bank Owned Life Insurance, which was received as a result of the death benefit for a director. The increase was also due to a $40,000 increase in service charge income on deposit accounts, a $33,000 increase in profit on the sale of mortgage loans, and a $36,000 increase in the fair value of mortgage servicing rights, as compared to a $44,000 decrease in the fair value of mortgage servicing rights in the prior year quarter.

Noninterest income totaled $2.4 million for the six months ended December 31, 2015, which represented an increase of $563,000, or 30.3% compared to the prior year period. The increase was primarily due to a $262,000 increase in income from Bank Owned Life Insurance. The increase was due to the receipt of death benefits from the passing of two directors (one previously retired) during the period. The increase in non-interest income was also due to a $112,000 increase in service charges on deposit accounts, a $96,000 increase on gain on sale of mortgage loans, a $113,000 increase on gain on sale of investments, and a $3,000 decrease in the fair value of mortgage servicing rights, as compared to a larger $107,000 decrease in the fair value of mortgage servicing rights in the prior year period.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and six months ended December 31, 2015 and 2014.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2015	2014	% Change	2015	2014	% Change
	(Dollars in thousands)

Compensation and employee benefits	$2,122	$1,914	10.9%	$4,282	$3,730	14.8%
Premises and occupancy expense	264	284	(7.0)	526	623	(15.6)
Deposit insurance premium	86	89	(3.4)	168	188	(10.6)
Advertising expense	95	111	(14.4)	186	213	(12.7)
Data processing expense	336	417	(19.4)	655	756	(13.4)
Intangible amortization	30	30	0.0	60	60	0.0
Professional fees	172	159	8.2	459	473	(3.0)
Other operating expenses	423	408	3.7	817	775	5.4
Total	$3,528	$3,412	3.4	$7,153	$6,818	4.9

Noninterest expense totaled $3.5 million for the quarter ended December 31, 2015, which represented an increase of $116,000, or 3.4% when compared to the quarter ended December 31, 2014. The increase was primarily due to an increase in compensation expense of $208,000. This increase was partially offset by a $20,000 decrease in premises and occupancy expense and an $81,000 decrease in data processing expense. The increase in compensation expense was primarily due to salary increases provided to employees in the normal course of business, and an increase in the number of commercial lenders in the last year. The commercial lending department has been expanded to enable the Bank to execute its controlled growth strategy to prudently increase commercial and real estate lending.

Noninterest expense totaled $7.2 million for the six months ended December 31, 2015, which represented an increase of $335,000, or 4.9%, compared to the six months ended December 31, 2014. The increase in noninterest expense was primarily the result of an increase of $552,000 in compensation expense, partially offset by a decrease in premises and occupancy expense of $97,000, a decrease in deposit insurance of $20,000, a decrease in advertising expense of $27,000, and a decrease of $101,000 in data processing expenses. The increase in compensation expense was primarily due to salary increases provided to employees in the normal course of business and an increase in the number of commercial lenders in the last year. The commercial lending department has been expanded to enable the Bank to execute its controlled growth strategy to prudently increase commercial and real estate lending. The decrease in data processing expense was primarily due to nonrecurring items in the prior period with no corresponding expense in the current period.

Income Taxes. Income tax expense for the three months ended December 31, 2015 was $159,000 compared to $81,000 for the three months ended December 31, 2014. The effective tax rate increased to 14.0% for the three months ended December 31, 2015 from 10.8% for the three months ended December 31, 2014. The increase in income tax expense and effective tax rate for the current year quarter was due to a $388,000 increase in income before income taxes combined with increases of $166,000 in non-taxable income from municipal bonds and $210,000 in income from bank owned life insurance in the current year quarter compared to the prior year quarter.

Income tax expense for the six months ended December 31, 2015 was $215,000 compared to $155,000 for the six months ended December 31, 2014. The effective tax rate decreased to 11.4% for the six months ended December 31, 2015 from 11.9% for the six months ended December 31, 2014. The increase in income tax expense and decrease in the effective tax rate for the current year quarter was due to a $530,000 increase in income before income taxes combined with increases of $465,000 in non-taxable income from municipal bonds and $262,000 in income from bank owned life insurance in the current year period compared to the prior year period.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at December 31, 2015 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At December 31, 2015, 32 loans were considered to be TDRs (with a recorded investment of $5.9 million) of which 14 loans (with a recorded investment of $2.4 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31, 2015	At June 30, 2015
(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$1,527	$1,721
Nonresidential real estate and land	883	926
Consumer	460	458
Total nonaccrual loans	2,870	3,105
One- to four-family residential real estate	337	948
Multi-family real estate	—	—
Nonresidential real estate and land	2,050	2,437
Total nonaccrual restructured loans	2,387	3,385
Total nonperforming loans	5,257	6,490
Real estate owned	228	286
Total nonperforming assets	$5,485	$6,776
Accruing restructured loans	3,558	4,589
Accruing restructured loans and nonperforming assets	$9,043	$11,365
Total nonperforming loans to total loans	1.94%	2.50%
Total nonperforming loans to total assets	1.04	1.25
Total nonperforming assets to total assets	1.08	1.30

Interest income that would have been recorded for the three months and six months ended December 31, 2015 had nonaccruing loans been current according to their original terms was $110,000, and $224,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $4,000 and $10,000, respectively, for the three and six months ended December 31, 2015.

At December 31, 2015, the percentage of nonperforming assets to total assets decreased to 1.08% from 1.30% at June 30, 2015, a decrease of 22 basis points, or 16.9%. Beginning with the disclosure in the Company’s Form 10-Q for the quarter ended March 31, 2011, the Company included “Loan Relationship” narratives regarding its five largest nonaccrual (nonperforming) loans and loans having the five largest charge-offs, all of which were commercial real estate loans. As of March 31, 2011, the amount of nonaccrual (nonperforming) loans totaled $19.5 million, and the amount of accruing TDR loans totaled $7.0 million. As of December 31, 2015, the amount of nonaccrual (nonperforming) loans decreased to $5.3 million from $19.5 million at March 31, 2011, and the amount of accruing TDR loans decreased to $3.6 million from $7.0 million at March 31, 2011.

Because of the decrease in nonaccrual (nonperforming) loans and accruing TDR loans over the last five years, the Loan Relationship narratives for the period ended December 31, 2015 focuses on commercial Loan Relationships with the following loans:

•	The largest nonaccruing commercial real estate loans (including nonaccrual TDRs) having a carrying value of at least $250,000;
•	The largest commercial real estate loan charge-offs having a charge-off of at least $250,000 that are related to commercial real estate loans in a Loan Relationship, whether accruing or not; and
•	The largest accruing TDR commercial loans having a carrying value of at least $250,000.

At December 31, 2015:

•	The largest commercial real estate nonaccrual loans are related to loans in Loan Relationships B, J, M and N. There are a total of six loans in these loan relationships.

•	The largest charge-offs are related to loans in Loan Relationships B, F, H, K, M and O. There are a total of seven loans in these Loan Relationships.
•	The largest accruing TDRs are related to loans in Loan Relationships K, O and P. There are a total of three loans in these Loan Relationships.

As discussed below, some of the Loan Relationships include loans that were restructured using the “Note A/B split note” strategy for which the amount of the Note B loan has been charged-off, with the borrower remaining responsible for that charged-off amount unless otherwise agreed to by the Bank. For purposes of the narratives, loans that have a carrying value are identified by a Loan number within each Loan Relationship, such as “Loan A-1” and “Loan A-2”. However, the Note B loans are identified as a “Note B loan” because these loans have no carrying value because they have been charged-off.

Management monitors the performance of all of these loans and reviews all options available to keep the loans current, including further restructuring of the loans. If restructuring efforts ultimately are not successful, management will initiate foreclosure proceedings.

•	Loan Relationship B. At December 31, 2015 and June 30, 2015, this Loan Relationship consisted of two loans, a Note A loan (Loan B-1) and a Note B loan, having an aggregate carrying value of $721,000, and $754,000 respectively. Loan B-1 is secured by a first mortgage on two separate retail strip shopping centers. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. Loan B-1 is included in the table as “Nonaccrual restructured loans, Nonresidential real estate” at December 31, 2015 and June 30, 2015. In the “Credit Risk Profile by Internally Assigned Grade” table, Loan B-1 is classified as “Nonresidential real estate, Substandard” at December 31, 2015 and June 30, 2015. Loan B-1 was performing in accordance with its restructured terms at December 31, 2015. A more detailed history of Loan Relationship B follows.

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

In May 2012, one of the two retail strip shopping centers that secured Loan B-1 experienced the loss of a major tenant. The resultant decrease in cash flow caused the Bank to have the two retail strip shopping centers securing the loan appraised in June 2012. The appraisal reflected that the value of properties had declined to $1.45 million from the February 2011 appraised value of $2.95 million. Management determined that this loan would ultimately be settled through the sale of the property. A charge-off of $956,000 was established in the quarter ended June 30, 2012 based on the then most recent appraisal which indicated a known loss, together with an additional impairment of $189,000 based on the Bank’s experience in settling foreclosed property. The carrying value of this loan was classified as substandard, and reported as a TDR, and placed on nonaccrual. The Bank also appraised the single purpose commercial use property in June 2012. The value of this property declined to $225,000 from $325,000 in February 2011 due to decreased cash flow from the then current tenant. Management determined that this loan would also be settled from the sale of the property. A charge-off in the amount of $22,000 was established based on the then most recent appraisal indicating a known loss, together with an additional impairment of $29,000 based on the Bank’s experience in settling foreclosed property. The carrying value of this loan was classified as substandard, reported as a TDR, and placed on nonaccrual. During the quarter ended March 31, 2013, the balloon payment for the two loans secured by the two separate retail strip shopping centers became due. An independent appraisal was performed in March 2013 on the properties reflecting that the appraised value of the properties had increased to $1.8 million. The loan was restructured during the March 2013 quarter using the Note A/B split note strategy. The first loan (Loan B-1, a Note A loan) was refinanced for $1.3 million, with a market interest rate of 5.50% based on a 30 year loan term, and a three year balloon payment. As stated above, the carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was for $2.3 million and charged-off. This charged-off amount equaled the amount of the Note B loan balance in March 2011 ($1.3 million) plus that portion Note A loan balance in March 2011 that was charged-off during the period ended June 30, 2012 ($1.0 million).

The balloon payment for Loan B-2 also came due during the quarter ended March 31, 2013. The Note A loan and the Note B loan secured by the single purpose commercial use property were modified again using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was modified to a balance of $185,000, with a market interest rate of 5.50%, for a 30-year term, and a three year balloon payment. The carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was modified at its then current balance of $191,000 and charged-off. This charged-off amount equaled the balance of the Note B loan balance in March 2011 ($169,000) plus the balance of the Note A loan in March 2011 that was charged-off during the period ended June 30, 2012 ($22,000). As noted above, the balance of Loan B-2 was paid off in the September 2014 quarter, with no additional principal loss to the Bank. In addition, in the December 31, 2014 quarter, the co-borrowers of Loan B-1 paid $335,000 toward the loan’s principal balance.

•	Loan Relationship F. At December 31, 2015 and June 30, 2015, Loan Relationship F was comprised of two loans, a Note A loan and a Note B loan, having an aggregate carrying value of $421,000 and $424,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. At December 31, 2015 and June 30, 2015, the Note A loan is included in the table as “Accruing restructured loans.” In the “Credit Risk Profile by Internally Assigned Grade” table, the Note A loan is classified as “Multi-family real estate, Watch” at December 31, 2015 and June 30, 2015. As of June 30, 2014, Note A loan was no longer reported as a TDR, or classified as substandard, because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loan indicated that the loan to value ratio of the loan complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loan from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. The Note A loan in Loan Relationship F was performing in accordance with its terms at December 31, 2015. A more detailed history of Loan Relationship F follows.

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

During the December 2015 quarter, the balloon payment from the December 2012 renewal became due. As a result of the upcoming balloon payment, the Bank ordered new appraisals on the two properties. The Bank received the appraisals in October 2015, and the appraised value of the properties increased to $773,000 from $730,000 in December 2012. The Bank also reviewed the cash flow from updated financials of the borrowers and co-borrowers. After this review and based on the increase in value of the properties, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A Loan was renewed at the market interest rate of 5.50%, with no increase in the principal balance ($421,000). The term of the loan was renewed at 288 months. This loan was put on accrual because of its sufficient payment history and classified as watch. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in December 2012, and therefore, the charge-off amount ($405,000) remained the same as in December 2012. The interest rate remained at 0%, as the loan had been charged-off.

•	Loan Relationship H. At December 31, 2015 and June 30, 2015, Loan Relationship H was comprised of three loans having an aggregate carrying value of $922,000 and $941,000, respectively. Two of the loans, a Note A loan (Loan H-1) and a Note B loan, had an aggregate carrying value of $703,000 and $710,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family rental dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At December 31, 2015 and June 30, 2015, Loan H-1 is included in the table as “Accruing restructured loans” and classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan H-1 was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At December 31, 2015 and June 30, 2015, the balance of Loan H-2 was $219,000 and $232,000, respectively. Loan H-2 is secured by a first lien on the single-family owner occupied dwelling on 11.36 acres mentioned above. The borrowers are a husband and wife who are the principals in the limited liability company mention above. Loan H-2 is not included in the table as “Accruing restructured loans” at December 31, 2015 and June 30, 2015. At December 31, 2015 and June 30, 2015, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table.

At December 31, 2015, Loan H-1 was performing in accordance with its restructured terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of the Note A loan (Loan H-1) and the Note B loan follows.

During the quarter ended December 31, 2008, the Note A loan (Loan H-1) and the Note B loan were comprised of one loan with a carrying value of $1.3 million and classified as special mention. In the quarter ended June 30, 2009, the co-borrowers approached the Bank and advised that the only co-borrower who was employed had experienced a substantial salary reduction. The borrowers requested an interest rate reduction to 3% and interest only payments for three years. Independent appraisals were ordered and received and reflected that the properties on which the Bank had a first lien position had an aggregate value of $1.0 million. The loan was classified as substandard, placed on nonaccrual, and reported as a TDR. Due to the reduced interest rate, a specific valuation of $123,000 was established for the loan through a charge-off to the general allowance. Under the loan’s modified terms, the interest rate was to reset to 5.75% on June 1, 2012. In June 2012, the co-borrowers approached the Bank and advised that the properties’ cash flow could not service the increase in interest rate. Independent appraisals were ordered and received in June 2012 and reflected that the properties on which the Bank had a first lien position had a value of $978,000. As a result, the Bank recorded a charge-off of $481,000, (inclusive of the $123,000 specific allocation established) to reflect the carrying value of the loan at $744,000. The one loan performed in accordance with its restructured terms until the September 30, 2012 quarter, when the co-borrowers again approached the Bank and advised that the properties’ cash flow could not service the loan. Therefore, the one loan was restructured using the Note A/B split note strategy. The Note A loan (Loan H-1) was for $748,000, with a market rate of interest of 5.00%, for a 30-year term and a three year balloon payment. The carrying value of this loan was placed on nonaccrual, classified as substandard, and reported as a TDR. The Note B loan was for $515,000 (inclusive of the $481,000 that was charged-off in the June 30, 2012 quarter) and was charged-off. The interest rate was reduced to 0% as the loan had been charged-off.

During the September 2015 quarter, the balloon payment from the September 2012 renewal became due. As a result of the upcoming balloon payment, the Bank ordered new appraisals on two properties. The Bank received new appraisals on the 18 unit apartment complex and a single-family rental dwelling in September 2015. In addition, the Bank used the June 2014 value of the 6.3 acre tract of land. The total appraised value of the three properties increased to $1,048,000 as compared to the $978,000 total appraised value in June 2012. The Bank also reviewed the cash flow from updated financials of the borrower and co-borrowers. After this review and based on the increase in value of the properties, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan (Loan H-1) was renewed at the market interest rate of 5.00%, using a 1/1 ARM, with a 5% floor rate, and with no increase in the principal balance ($710,000). The term of the loan was renewed at 324 months. This loan was put on accrual (because of its sufficient payment history) and classified as watch. There was no increase in the principal balance ($515,000) of the Note B loan from that loan’s prior restructuring in September 2012, and therefore, the charge-off amount ($515,000) remained the same as in September 2012. The interest rate remained at 0%, as the loan had been charged-off.

•	Loan Relationship J. At December 31, 2015 and June 30, 2015, this relationship was comprised of two loans having an aggregate carrying value of $1.5 million and $1.6 million, respectively. At December 31, 2015 and June 30, 2015, Loan J-1 had an aggregate carrying value of $734,000 and $775,000, respectively. Loan J-1 is secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that is contiguous to the nonresidential real estate and is zoned for commercial development. Two of the Loan J-1 borrowers are corporate entities, each of whose principals individually signed as co-borrowers. At December 31, 2015 and June 30, 2015, Loan J-2 had an aggregate carrying value of $774,000 and $780,000, respectively. Loan J-2 is secured by a first mortgage on six one-to four-family non –owner occupied residential properties and an 80 acre tract of land. One of the Loan J-2 borrowers is a corporate entity whose principal individually signed as a co-borrower. At December 31, 2015 and June 30, 2015, Loan J-1 is included in the table in “Nonaccrual, Nonresidential Real Estate”, and was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At December 31, 2015 and June 30, 2015, Loan J-2 is not included in the Nonaccrual table and was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. During the quarter ended March 31, 2015, the Bank entered into discussions with the co-borrowers about increasing the payments paid each month on Loan J-1 and the fact that this property had not been sold after several promising leads. Subsequent to the quarter ended March 31, 2015, the Bank entered into a forbearance agreement with the borrower and co-borrowers. Basically, the terms of this agreement are that increasing principal and interest payments will be made over 13 months, beginning with the June 2015 payment. Also, all monthly escrow payments will continue to be made. Also, the maturity date for this loan is now June 30, 2016. If the loan is paid off before the new maturity date, there will be a discounted payoff, but the Bank would experience no additional loss to the loan’s carrying value by any such discounted payoff. At December 31, 2015, Loan J-1 was performing in accordance with its restructured terms, and Loan J-2 was performing in accordance with its original terms. A more detailed history of Loan Relationship J follows.

During the quarter ended June 30, 2013, the co-borrowers of Loan J-1 approached the Bank and advised it that the entity buying the nonresidential real estate portion of this property on land contract was vacating the premises. The contract buyers also stated they were unable to make the contract loan payments. The co-borrowers had been using the payments from this land contract to make loan payments to the Bank. The Bank ordered an independent appraisal of the nonresidential real estate and the contiguous 1.753 acre tract of land. The appraised value, received in June 2013, totaled $1.1 million, $720,000 for the nonresidential real estate property~~,~~ and $390,000 for the 1.753 acre tract of land. This was a decrease from the April 2007 aggregate appraised value of $1.6 million. During the quarter ended June 30, 2013, it was determined that the co-borrowers were able to pay $1,550 per month for the monthly real estate taxes and $3,450 for the monthly loan payment on Loan J-1. Therefore, in the June 30, 2013 quarter, Loan J-1, with a carrying value of $869,000, net of the charge off amount of $161,000, was put on nonaccrual and classified as substandard and was reported as a TDR. The carrying value and the charge off amount were determined by an impairment analysis using 80% of the appraised value of the nonresidential real estate plus 75% of the appraised value of the 1.753 acre tract of land. Subsequent to June 30, 2013, the borrowers signed a purchase agreement with an unrelated third party for the nonresidential real estate property at a sales price that would enable any unpaid principal balance to be fully collateralized by the remaining 1.753 acre tract of land. During the quarter ended March 31, 2014, the purchase agreement expired and the potential purchaser determined not to purchase the property. At the time of this filing, the borrowers are pursuing other possible sale or refinance opportunities for this property.

•	Loan Relationship K. At December 31, 2015 and June 30, 2015, this Loan Relationship was comprised of seven loans having an aggregate carrying value of $1.4 million. At December 31, 2015 and June 30, 2015, two of the loans, a Note A loan (Loan K-1) and a Note B loan, had an aggregate carrying value of $719,000 and $724,000, respectively. Loan K-1 is secured by 11 one-to four-family non-owner occupied properties and one multi-family property. As further described below, Loan K-1 was previously restructured using the Note A/B split note strategy. At December 31, 2015 and June 30, 2015, Loan K-2 had an aggregate carrying value of $222,000 and $235,000, respectively. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. At December 31, 2015 and June 30, 2015, Loan K-3 had an aggregate carrying value of $1,800 and $.01, respectively. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. At December 31, 2015 and June 30, 2015, Loan K-5 had an aggregate carrying value of $123,000 and $125,000, respectively. Loan K-5 is secured by a first mortgage on the principal residence of the two individual co-borrowers. At December 31, 2015 and June 30, 2015, Loan K-6 had an aggregate carrying value of $161,000 and $179,000, respectively. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence of the two individual co-borrowers. At December 31, 2015 and June 30, 2015, Loan K-7 had an aggregate carrying value of $132,000 and $134,000, respectively Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence of the two individual co-borrowers. One of the Loan K-1 co-borrowers is a corporate entity, each of whose principals, together with their respective spouses, is a co-borrower. Two co-borrowers of Loans K-2 and K-3 are individual co-signors. Loan K-5 co-borrowers are individually signed. One co-borrower of Loans K-6 and K-7 is a corporate entity whose principal, together with their spouse, is a co-borrower.

At December 31, 2015 and June 30, 2015, Loan K-1 is included in the table in “Accruing Restructured Loans.” At December 31, 2015 and June 30, 2015, Loans K-2, K-3, K-5, K-6, and K-7, are not included in the Nonaccrual table. At December 31, 2015 and June 30, 2015, Loan K-1 was classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At December 31, 2015 and June 30, 2015, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. At December 31, 2015 and June 30, 2015, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At December 31, 2015 and June 30, 2015, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At December 31, 2015 and June 30, 2015, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At December 31, 2015 and June 30, 2015, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At December 31, 2015, Loan K-1 was performing in accordance with its restructured terms, and Loans K-2, K-3, K-5, K-6, and K-7, were performing in accordance with their original terms. A more detailed history of the Note A loan (Loan K-1) and the Note B loan follows.

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

During the quarter ended December 31, 2013, the Note A loan (Loan K-1) and a Note B loan, were restructured again utilizing the Note A/B split note strategy due to the balloon payment described above. Loan K-1 was renewed at the market interest rate of 5.50%, with no increase in the principal balance ($809,000), with a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. There was no increase in the principal balance ($415,000) of the Note B loan from that loan’s prior restructuring in December 2011, and therefore, the charge-off amount ($415,000) remained the same as in December 2011. The interest rate remained at 0%, as the loan had been charged-off. In March 2014, the borrowers sold one of the rental properties and the net proceeds of $65,000 were applied to Loan K-1, reducing the loan’s principal balance to $739,000. Also, in the December 31, 2013 quarter, Loan K-4 was paid in full. Therefore, at December 31, 2015, there were a total of 12 rental properties remaining as collateral for loan K-1.

•	Loan Relationship M. At December 31, 2015 and June 30, 2015, Loan Relationship M was comprised of two loans having an aggregate carrying value of $1.3 million and $1.7 million, respectively. At December 31, 2015 and June 30, 2015, Loan M-1 had an aggregate carrying value of $704,000 and $884,000, respectively. At December 31, 2015 and June 30, 2015, Loan M-2 had an aggregate carrying value of $624,000 and $798,000, respectively. The loans are secured by a first mortgage on two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and stepmother of one of the co-borrowers. At December 31, 2015 and June 30, 2015, Loans M-1 and M-2 are included in the table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. During the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers, pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year, beginning in 2015. The maturity date for these loans is now October 1, 2018. If either of these loans is paid off before the new maturity date, there will be a discounted payoff, but the Bank would experience no additional loss to the loan’s carrying value by any such discounted payoff. Loans M-1 and M-2 were performing in accordance with their restructured terms at December 31, 2015, except for a partial escrow payment that was due, which was brought current subsequent to the end of the December 31, 2015 quarter. A more detailed history of Loan Relationship M follows.

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

At December 31, 2014, the borrowers had successfully complied with the revised payment plan agreement from March 31, 2014 and both loans were current. Additionally, the real estate taxes due during the March 31, 2014 quarter were paid. However, at December 31, 2014, the real estate taxes that were due in July 2014 were not paid. Also, subsequent to the quarter ending December 31, 2014, due to cash flow issues caused by inclement weather during the month of October 2014, the payments due for October 2014 were not made. During the December 31, 2014 quarter, the real estate taxes that were due in July 2014 were still not paid, and the loan payments due for October, November, and December 2014 were not paid. The Bank met with the husband and wife co-borrowers during the December 31, 2014 quarter. The co-borrowers advised the Bank that they would not be able to make the past due payments and the past due real estate taxes because of the inclement weather during the quarter until the golf season opened in spring 2015. Because of these developments, the Bank performed another impairment analysis of these two loans. While the appraisals of the properties showed no need for an impairment, the Bank further analyzed the cash flow of the golf courses. After this analysis, the Bank determined that an impairment of $466,000 was needed and a charge-off of $466,000 was established for this loan relationship through a charge-off to the general allowance. During the quarter ended March 31, 2015, the Bank entered into discussions with the co-borrowers about another revised payment plan. As stated above, during the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers. An impairment analysis was performed for the quarter ended June 30, 2015. The impairment analysis showed that no further impairment was needed on either Loan M-1 or M-2. However, for the quarter ended December 31, 2015, because there was still the partial escrow payment due for the October 2015 escrow payment, the Bank performed another impairment analysis. Even though the partial escrow payment was paid subsequent to the December 31, 2015 quarter, and the appraisals of the properties indicated no further impairment was needed, the Bank reviewed the observable market price of the properties and determined that an additional impairment was needed and a charge-off of $250,000 was established for this relationship through a charge-off to the general allowance.

•	Loan Relationship N. At December 31, 2015 and June 30, 2015, Loan Relationship N was comprised of four loans having an aggregate carrying value of $680,000. At December 31, 2015 and June 30, 2015, Loan N-1 had an aggregate carrying value of $252,000. Loan N-1 is secured by a single family, non-owner occupied property located on 13 acres, and by another single family, non-owner occupied property on a .52 acre lot. At December 31, 2015 and June 30, 2015, Loan N-2 had an aggregate carrying value of $135,000. Loan N-2 is secured by land, on which there is a 16 lot residential development. At December 31, 2015 and June 30, 2015, Loan N-3 had an aggregate carrying value of $222,000. At December 31, 2015 and June 30, 2015, Loan N-4 had an aggregate carrying value of $72,000. Loan N-3 and Loan N-4 are secured by a single family non-owner occupied property, located on 51 acres, with Loan N-3 being the first mortgage on this property and Loan N-4 being a home equity line of credit secured by a second mortgage on this property. The borrower of Loan N-1 is a corporate entity, each of whose principals, along with their spouses, have individually signed as a co-borrower. The borrower of Loan N-2 is a corporate entity, with one of the principals individually signed as a co-borrower, together with his wife and parents. The borrowers of Loans N-3 and N-4 are a husband and wife who are also co-borrowers on Loans N-1 and N-2. Loans N-1 and N-3 are included in the table in “Nonaccrual, one- to-four Family, Non-owner Occupied” Loans as of December 31, 2015 and June 30, 2015. Loan N-2 is included in the table in “Nonaccrual, Land loans” as of December 31, 2015 and June 30, 2015. Loan N-4 is included in the table in “Nonaccrual, Consumer loans” as of December 31, 2015 and June 30, 2015. In the “Credit Risk Profile by Internally Assigned Grade” table, Loans N-1 and N-3 are classified as “One-to-Four Family, Non-owner Occupied, Substandard” at December 31, 2015 and June 30, 2015. Loan N-2 is classified as “Land, Substandard” at December 31, 2015 and June 30, 2015. Loan N-4 is classified as “Consumer, Substandard” at December 31, 2015 and June 30, 2015. These loans were not performing in accordance with their original terms at December 31, 2015. A more detailed history of Loan Relationship N follows.

Loan N-1 originated in March 2009 to purchase a 13 acre tract of land on which there was a single family residence. This loan was secured by this property and an additional single family residence on a one acre lot. The house and one acre of the 13 acre tract, on which the house was located, was to be sold, with the remaining 12 acres utilized for residential development. The original appraised value of the house and 13 acres was $283,000. The additional single family residence on a one acre tract was destroyed by fire in December 2013. Before its destruction, the appraised value of that collateral was $105,000. A separate single-family residence on a .52 acre tract of land was substituted as collateral for the destroyed property. This replacement property was owned by one of the Loan N-1 principal borrowers and his father. The value of this replacement property was $135,000 based on an appraisal dated February 2014. Because the loan became 90 days delinquent, the Bank reappraised all of the properties securing Loan N-1 in December 2014. The appraised value of all properties totaled $352,500, compared to the original appraised aggregate value of $418,000. The loan had a market rate of interest with monthly interest only payments and an original term of one year. The loan was renewed for an additional five years in 2010, with a maturity date of March 2015. Before the March 2015 maturity date, because of market conditions, the borrower was unable to sell the single family residence and one acre lot, and was also unable to develop the additional 12 acres for residential development. In the December 2014 quarter, the borrower was not able to make the monthly payments due to difficulties with other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrower and co-borrowers of Loan N-1, and the borrower continues to try to sell the properties. However, in October 2015 a foreclosure action was filed due to the ongoing delinquency and continued nonpayment of this loan.

Loan N-2 originated in November 2012 to refinance two existing loans the Bank made that were secured by a 19 lot residential development. Proceeds from the sale of the lots were to be used to repay the loan. This property appraised for $483,000 in 2012. During the previous two years, the borrower was able to sell two of the 19 lots. Because the loan went 90 days delinquent, the Bank obtained an updated appraisal of the remaining 17 lots in December 2014. The updated appraised value was $300,000. Also, in the June 30, 2015 quarter, the borrower sold another lot and the Bank applied the net proceeds to the loan balance. Also, an updated appraisal on the remaining 16 lots was received in July 2015. The updated appraised value was $274,000. This loan had a market rate of interest with monthly interest only payments. The original term of this loan was three years, with a maturity date of December 2015. Because of market conditions, the borrower was not able to sell the lots in a timely manner. In the December 2014 quarter, the borrower was not able to make the monthly payments due to other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrower and co-borrowers of Loan N-2 and the borrower continues to try to sell the properties. However, in October 2015 a foreclosure action was filed due to the ongoing delinquency and continued nonpayment of this loan.

Loan N-3 and Loan N-4 were originated in April 2007 and June 2008, respectively. The purpose of Loan N-3 was to refinance and purchase an additional 33 acres of adjoining property. Loan N-4, an equity line of credit, was used to buy a single family rental property. Loans N-3 and N-4 are secured by the same property, a single family residence and 50.57 acres of land. This property appraised for $405,000 in March 2007 and $406,000 in February 2008. Because the loan went 90 days delinquent in the December 2014 quarter, the Bank updated the appraisal on this property. The updated appraised value was $378,000 compared to the $406,000 appraised value in February 2008. As stated previously, in the December 2014 quarter, the borrowers were not able to make the monthly payments, mainly because of other business ventures of the borrowers with which the Bank is not involved. However, in October 2015 a foreclosure action was filed due to the ongoing delinquency and continued nonpayment of this loan.

An impairment analysis for the December 31, 2015 quarter showed that no impairment was needed on Loans N-1, N-2, N-3, or N-4.

•	Loan Relationship O. At December 31, 2015 and June 30, 2015, this Loan Relationship consisted of three loans having an aggregate carrying value of $1.6 million. Two of the loans, a Note A loan (Loan O-1) and a Note B loan, had an aggregate carrying value of $729,000 and $734,000, respectively. Loan O-1 is secured by a first lien on a nonresidential retail strip center. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At December 31, 2015 and June 30, 2015, the Loan O-1 is included in the table as “Accruing Restructured Loans”, and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. As of September 30, 2011, Loan O-1 was put on accrual because of its sufficient payment history, but was still considered a TDR and thus continued to be classified as substandard. Loan O-1 was performing in accordance with its restructured terms. At December 31, 2015 and June 30 2015, the balance of Loan O-2 was $895,000 and $911,000, respectively. Loan O-2 is secured by a nonresidential, eight bay, retail strip center. Loan O-2 is not included in the table as “Accruing Restructured Loans” at December 31, 2015 and June 30, 2015. At December 31, 2015 and June 30, 2015, Loan O-2 was classified as “Nonresidential Real Estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. This loan was originated in December 2004, for the purchase of the land (which was an Other Real Estate Owned property of the Bank) and the construction of the eight bay, retail strip center. The original loan amount was $1,080,000 at a market rate of interest, based on a 3/3 ARM, for a 30 year term. In August 2013, the original loan was refinanced for $965,000, at a market rate of interest, based on a 5/1 ARM, for a 22 year term. The borrower, for the original loan and the refinanced loan, is a limited liability company and the four co-borrowers are the principals of the limited liability company. Three of the spouses of the four co-borrowers are also signed on the loan. On both the original loan and the refinanced loan, all seven co-borrowers were and are signed. Two of the co-borrowers of the loan O-2 are principals of the limited liability company for the Loan O-1 described above. Loan O-2, both the original loan and the refinanced loan, did and has performed in accordance with its terms. A more detailed history of Note A loan (Loan O-1) and the Note B loan follows.

In June 2006, Loan O-1 was originated and comprised of one loan for $1.1 million. In the June 2010 quarter, the co-borrowers approached the Bank and said that the anchor tenant was vacating the retail strip center. Independent appraisals were ordered and received, and reflected the value of the property had decreased to a value of $900,000 from the value of $1.4 million in June 2006. A specific valuation allowance was established for $360,000 to reduce the net carrying value down to $720,000, or 80% loan to value. In the March 2011 quarter, the co-borrowers again approached the Bank and stated that even though they had been able to replace the anchor tenant, the lease amount that they were receiving was 20% less than the previous tenant. A new appraisal was ordered and received in the March 2011 quarter, and reflected the value of the property had decreased to a value of $828,000 from the value of $900,000 in June 2010. The Bank reviewed the present value of future cash flow of this property and the one loan was restructured using the Note A/B split note strategy. Based on the present value of future cash flow of the property, the Note A loan (Loan O-1) was for $810,000, with a below market rate of interest of 2%, for a 30 year term, and a two year balloon payment. The carrying value of the A loan (Loan O-1) continued on nonaccrual and a classification of substandard, but was also reported as a TDR. The Note B loan was for $360,000 (inclusive of the $360,000 specific valuation allowance established in June 2010) and was charged-off. In September 2011, because there were six consecutive payments made and the cash flow of the property from updated financial information indicated that the debt service coverage ratio was adequate, the loan was placed on accrual. However, because of the below market interest rate, an impairment of $28,750 was established. During the March 2013 quarter, the balloon payment from the March 2011 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated March 2013 showed a value of $825,000, a decrease of $3,000 from the value of $828,000 in the March 2011 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The loan amount for the A loan (Loan O-1) was decreased to $761,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 30 year term, and a three year balloon payment. This loan was placed on accrual (because of its sufficient payment history). However, the classification remained substandard and the loan was still reported as TDR. Also, because this loan now had a market rate of interest, the impairment amount of $28,750 was removed. The Note B loan was for $376,000 (inclusive of the $366,000 charge-off from March 2011) and was charged-off.

•	Loan Relationship P. At December 31, 2015 and June 30, 2015, this Loan Relationship was comprised of two loans having an aggregate carrying value of $483,000 and $2.5 million, respectively. At December 31, 2015 and June 30, 2015, Loan P-1 had an aggregate carrying value of $483,000 and $2.0 million, respectively. Loan P-1 is secured by a first mortgage on an 18 hole golf course, including a club house and a reception center, located in Dearborn County, Indiana. Loan P-1 was additionally secured by eight 4-Family units located in Cincinnati, Ohio. The Bank had a first mortgage on these eight 4-Family units as described below for Loan P-2. The borrower for Loan P-1 is a limited liability company and the two co-borrowers are the principals of the limited liability company. At December 31, 2015 and June 30, 2015, Loan P-2 has an aggregate carrying value of $0 and $478,000, respectively. Loan P-2 was secured by a first mortgage on eight 4-Family units located in Cincinnati, Ohio. The borrower was a limited liability company and the one co-borrower was the principal of the limited liability company. This co-borrower is also one of the two co-borrowers for Loan P-1. At December 31, 2015 and June 30, 2015, Loan P-1 is included in the table in “Accruing Restructured Loans”, and was classified as “Nonresidential real estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At December 31, 2015 and June 30, 2015, Loan P-2 is not included in the Nonaccrual table and was classified as “Multi-Family, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. During the quarter ending December 31, 2015, the one co-borrower who is a co-borrower for Loan P-1 and P-2, refinanced Loan P-2 with another bank for approximately $1.7 million. After paying off Loan P-2, approximately $1.2 million was applied to the principal balance of Loan P-1. Additionally, the co-borrower borrowed $200,000 from a private investor and also applied this $200,000 to the principal balance of Loan P-1. Due to these reductions in the principal balance of Loan P-1, the Bank discounted the principal balance of Loan P-1 by $75,000. At December 31, 2015, Loan P-1 was performing in accordance to its restructured terms, and Loan P-2, as stated above, was paid in full. A more detailed history of only Loan P-1 follows because Loan P-2 is now paid in full with no loss to the Bank.

In December 2009, Loan P-1 consisted of two loans. The first loan was for $1.6 million and was used to purchase the 18 hole golf course, club house, and reception center, discussed above, from Real Estate Management Holdings, LLC, a subsidiary of the Bank. The second loan was for $150,000, a line of credit to be used for working capital for the golf course. The borrower for both loans was a limited liability company and the two co-borrowers were the principals of this limited liability company, that were discussed above. The co-borrowers had been managing the golf course for the subsidiary of the Bank since it had been acquired at a foreclosure sale by the Bank in June 2008. The co-borrowers also owned and operated another golf course in Cincinnati, Ohio. The first loan and second loan were secured by the golf course, club house, reception center, equipment, furniture, fixtures, etc. Both loans were also secured by a second mortgage on ten 4-Family units. In December 2009, the golf course appraised for $1.9 million. In December 2009, the ten 4-Family units appraised for $2.8 million, with a first mortgage of $1.2 million. The first loan had a below market interest rate, and a $200,000 impairment reserve was established. The payments were interest only and there was a three year balloon payment. This loan was placed on accrual because the cash flow indicated all payments could be made. However, because of the below market interest rate, this loan was considered a TDR and classified as substandard. The second loan had the same security as the first loan, had a market rate of interest that adjusted monthly, interest only payments, and a three year balloon payment. This loan was placed on accrual, not considered a TDR, but classified as substandard. In March 2011, the co-borrowers approached the Bank about borrowing an additional $200,000 for improvements to the golf course. The security of this loan was the same as the security for the two loans described in this paragraph. This loan had a below market interest rate, interest only payments, and a two year balloon payment. This loan was placed on nonaccrual, considered a TDR, and classified as substandard. During the December 2012 quarter, the balloon payments from the two loans made in 2009 and the one loan made in April 2011 became due and the Bank ordered new appraisals. The appraisal on the golf course decreased to $1.6 million as compared to the $1.9 million appraisal in November 2009. As far as the ten 4-Family units, in June 2010, two of the ten 4-Family units were sold for $700,000, with $620,000 being paid down on the principal balance of Loan P-2, leaving a loan balance of $523,000. Therefore, the remaining eight 4-Family units appraised for $2.3 million in the December 2012 quarter. The Bank also reviewed the cash flow from updated financials received from the borrower. After this review and based on the values of the properties securing these loans, the Bank combined the three loans (the $1.6 million loan, the $150,000 loan, and the $200,000 loan) in to one loan of $2.0 million. This new loan had a below market interest rate and a $120,000 impairment reserve was established. The payments were interest only and there was a three year balloon payment. This loan was placed on accrual (because of its sufficient payment history), considered a TDR, and classified as substandard. The balloon payment for Loan P-1 came due in December 2015. In numerous discussions with the co-borrowers leading up to the December 2015 balloon payment date, the Bank stated that the loan would not be renewed under the present interest rate and terms. Therefore, the co-borrowers took the actions described in the first paragraph of this narrative. The co-borrowers hope to refinance the remaining carrying value of $483,000 by March 31, 2016. If this is not accomplished, the Bank will take further legal action including the possibility of foreclosure proceedings.

The following table summarizes all Note A/B format loans at December 31, 2015:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$91	$21	$112	1	1
Nonresidential real estate	1,810	2,778	4,588	3	3
Multi-family residential real estate	1,841	1,335	3,176	3	3
Total (1)	$3,742	$4,134	$7,876	7	7

(1)	Included in this total are an aggregate of $2.6 million comprised of Note A loans and $3.6 million comprised of Note B loans that are included in the discussion of Loan Relationships B, F, H and K.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At December 31, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(in thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to four-family residential real estate	$1,627	$337	$1,964	$—	$1,964	20	$2,063
Multi-family residential real estate	719	—	719	—	719	4	723
Nonresidential real estate	1,212	2,050	3,262	—	3,262	8	4,448
Total	$3,558	$2,387	$5,945	$—	$5,945	32	$7,234

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2015		Six Months Ended December 31, 2015
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$7,729	32	$7,854	32
Additions to TDR	-	-	-	-
Charge-offs	(325)	-	(325)	-
Removal of TDRs	-	-	-	-
Impairment Reversal	120	-	120	-
Payments	(1,579)	-	(1,704)	-
Ending balance	$5,945	32	$5,945	32

Loans that were included in TDRs at December 31, 2015 and June 30, 2015 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Fifteen of these loans, with an aggregate carrying value of $4.2 million at December 31, 2015, also have balloon payments due at the end of their lowered interest rate period. At December 31, 2015, there were 23 loans with an aggregate carrying value of $5.3 million with required principal and interest payments and two loans with an aggregate carrying value of $658,000 with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at December 31, 2015 and are due at maturity. At June 30, 2015, there were 23 loans with an aggregate carrying value of $5.8 million with required principal and interest payments and two loans with an aggregate carrying value of $2.2 million with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at June 30, 2015 and are due at maturity.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At December 31,
	2015	2014
	(In thousands)

Special mention assets	$3,515	$4,381
Substandard assets	9,234	13,265
Total classified assets	$12,749	$17,646

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at December 31, 2015 and at June 30, 2015.

At December 31, 2015:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Grade:
Pass	$124,265	$32,791	$7,137	$14,800	$46,595	$1,339	$10,651	$237,578
Watch	3,307	828	4,903	2,367	8,181	148	811	20,545
Special mention	339	162	166	—	1,958	890	—	3,515
Substandard	2,876	460	942	719	4,088	149	—	9,234
Total	$130,787	$34,241	$13,148	$17,886	$60,822	$2,526	$11,462	$270,872

At June 30, 2015:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Grade:
Pass	$120,311	$33,016	$7,352	$16,167	$35,333	$1,867	$7,442	$221,488
Watch	4,371	1,219	5,479	2,405	6,949	77	1,757	22,257
Special mention	805	187	142	—	2,062	890	—	4,086
Substandard	3,237	458	995	724	6,023	151	—	11,588
Total	$128,724	$34,880	$13,968	$19,296	$50,367	$2,985	$9,199	$259,419

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At December 31, 2015		At June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$856	$77	$640	$523
Consumer	11	12	238	187
One- to four-family mortgage – nonowner-occupied	—	32	188	37
Multi-family mortgage	—	—	—	—
Nonresidential real estate mortgage – commercial and office buildings	—	—	—	—
Land	—	—	—	—
Commercial and agricultural	—	—	3	—
Total	$867	$121	$1,069	$747

The following table illustrates the changes to the allowance for loan losses for the three and six months ended December 31, 2015:

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- family Non- owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2015:	$1,304	$448	$121	$441	$2,772	$16	$49	$5,151
Charge offs	(117)	(26)	—	—	(325)	—	—	(468)
Recoveries	16	27	26	—	1	—	1	68
Provision (credit)	107	(28)	(32)	(108)	53	(3)	56	45
Ending Balance:	$1,310	$418	$115	$333	$2,501	$13	$106	$4,796
Allowance for Credit Losses:
Balance, July 1, 2015:	$1,352	$517	$130	$474	$2,586	$16	$49	$5,124
Charge offs	(122)	(72)	—	—	(325)	—	—	(519)
Recoveries	22	47	27	—	2	—	4	102
Provision (credit)	58	(74)	(42)	(141)	238	(3)	53	89
Ending Balance:	$1,310	$418	$115	$333	$2,501	$13	$106	$4,796

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,310	$418	$115	$333	$2,501	$13	$106	$4,796

Financing receivables:
Ending balance	$130,787	$34,241	$13,148	$17,886	$60,822	$2,526	$11,462	$270,872

Ending Balance: individually evaluated for impairment	$2,843	$460	$647	$719	$3,996	$149	$—	$8,814

Ending Balance: collectively evaluated for impairment	$122,288	$30,985	$12,244	$17,167	$56,692	$2,353	$11,217	$252,946

Ending Balance: loans acquired with deteriorated credit quality	$5,656	$2,796	$257	$—	$134	$24	$245	$9,112

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At December 31,			At June 30,
	2015			2015
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,425	29.8%	53.1%	$1,482	28.8%	55.0%
Multi-family real estate	333	6.9	6.6	474	9.3	7.4
Nonresidential real estate	2,501	52.1	22.5	2,586	50.5	19.4
Land	13	.3	.9	16	0.3	1.2
Commercial & Agricultural	106	2.2	4.3	49	1.0	3.6
Consumer	418	8.7	12.6	517	10.1	13.4
Total allowance for loan losses	$4,796	100.0%	100.0%	$5,124	100.0%	100.0%
Total loans	$270,872			$259,419

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $23.5 million at December 31, 2015 and $18.5 million at June 30, 2015. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $48.2 million at December 31, 2015. Total securities classified as available-for-sale were $145.8 million at December 31, 2015. In addition, at December 31, 2015, we had the ability to borrow a total of approximately $60.4 million from the Federal Home Loan Bank of Indianapolis.

At December 31, 2015, we had $43.3 million in loan commitments outstanding, consisting of $6.9 million in mortgage loan commitments, $26.0 million in unused home equity lines of credit, $4.8 million in commercial lines of credit and $5.6 million in other loan commitments. Certificates of deposit due within one year of December 31, 2015 totaled $79.8 million. This represented 54.3% of certificates of deposit at December 31, 2015. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2015.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2015:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015 (unaudited)	(in thousands)
Common equity tier 1 risk-based capital	$58,464	21.42%	$12,282	4.5%	$17,741	6.5%
Tier 1 risk-based capital	58,454	21.42	16,376	6.0	21,834	8.0
Total risk-based capital	61,898	22.68	21,834	8.0	27,293	10.0
Tier 1 leverage	58,464	11.40	20,514	4.0	25,643	5.0

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

For the three and six months ended December 31, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 2015. The main components of market risk for the Company are interest rate risk and liquidity risk. The Company manages interest rate risk and liquidity risk by establishing and monitoring the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals. Model simulation is used to measure the net interest margin and earnings volatility under both increasing and decreasing interest rate scenarios. These simulations are also used to measure earnings volatility under parallel and non-parallel shifts in the yield curve assuming both immediate and sustained rate shocks as well as ramped changes to interest rates over one year and two year time horizons. In addition to simulating the net interest margin and earnings under various interest rate scenarios, the Company uses an economic value of equity analysis prepared by a consulting firm to review the level of long term interest rate risk. This analysis measures long term interest rate risk by computing changes in economic value of assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents an estimation of the market value of the Bank’s equity and is calculated by subtracting the economic value of liabilities from the economic value of assets, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in economic value the equity in the event of a range of market interest rate scenarios including both parallel and non-parallel shifts in the yield curve assuming both immediate and sustained rate shocks as well as ramped changes to interest rates. The model does not provide for the effect of any steps that the Bank might take to counter the effect of interest rate movements. Because of the low level of market interest rates at this time, these analyses are not performed for decreases of more than 100 basis points.

The following table presents the change in our net economic value of equity at September 30, 2015, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$73,144	$(9,494)	(11.49)%	15.67%
300	80,213	(2,425)	(2.93)%	16.69%
200	82,471	(167)	(0.20)%	16.68%
100	83,631	993	1.20%	16.44%
0	82,638	—	—%	15.77%
(100)	80,322	(2,316)	(2.80)%	14.93%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2015, repurchases of the Company’s common stock were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2015	10,400	$14.686	10,400	120,214
November 1 to November 30, 2015	318,756	$15.000	120,214	—
December 1 to December 31, 2015	—	—	—	—
Total	329,156	$14.990	130,614

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: February 12, 2016	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date: February 12, 2016	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer
and Treasurer