Form 10-Q
period 2016-03-31
United Community Bancorp
filed 2016-05-16
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐    No  ☒

As of May 13, 2016, there were 4,201,326 shares of the registrant’s common stock outstanding.

 UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	unaudited
(In thousands, except share amounts)	March 31, 2016	June 30, 2015
Assets

Cash and due from banks	$2,004	$2,137
Interest-earning deposits in other financial institutions	21,242	16,385
Cash and cash equivalents	23,246	18,522

Investment securities:
Securities available for sale - at estimated market value	61,057	60,873
Securities held to maturity - at amortized cost	40,818	40,653
Mortgage-backed securities available for sale - at estimated market value	87,054	109,138
Investment securities	188,929	210,664

Loans receivable, net	269,018	253,828
Loans available for sale	462	160

Property and equipment, net	6,814	7,016
Federal Home Loan Bank stock, at cost	3,527	3,527
Accrued interest receivable:
Loans	909	828
Investments and mortgage-backed securities	955	994
Other real estate owned, net	209	286
Cash surrender value of life insurance policies	17,122	17,456
Deferred income taxes	2,746	3,268
Prepaid expenses and other assets	1,218	1,685
Goodwill	2,522	2,522
Intangible asset	339	429
Total assets	$518,016	$521,185

Liabilities and Stockholders' Equity

Deposits	$431,984	432,537
Advances from FHLB	13,934	13,000
Accrued interest on deposits	10	10
Accrued interest on FHLB advance	10	10
Advances from borrowers for payment of insurance and taxes	628	386
Accrued expenses and other liabilities	2,662	3,805
Total liabilities	449,228	449,748

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at March 31, 2016 and June 30, 2015; 4,201,326 and 4,610,839 shares outstanding at March 31, 2016 and June 30, 2015, respectively	51	51
Additional paid-in capital	51,398	51,145
Retained earnings	31,926	30,037
Less shares purchased for stock plans	(2,611)	(2,923)
Treasury Stock, at cost - 948,238 and 538,725 shares at March 31, 2016 and June 30, 2015, respectively	(12,400)	(6,337)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of income taxes	424	(536)

Total stockholders' equity	68,788	71,437

Total liabilities and stockholders' equity	$518,016	$521,185

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

unaudited

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2016	2015	2016	2015

Interest income:
Loans	$2,878	$2,789	$8,655	$8,495
Investments and mortgage-backed securities	1,013	993	3,077	2,855
Total interest income	3,891	3,782	11,732	11,350
Interest expense:
Deposits	472	497	1,479	1,631
Borrowed funds	58	60	178	186
Total interest expense	530	557	1,657	1,817

Net interest income	3,361	3,225	10,075	9,533

Provision for (recovery of) loan losses	52	(289)	141	(244)

Net interest income after provision for loan losses	3,309	3,514	9,934	9,777

Non interest income:
Service charges	719	643	2,212	2,024
Gain on sale of loans	63	41	219	101
Gain (loss) on sale of investments	64	(257)	124	(310)
Gain on sale of other real estate owned	-	76	27	147
Write down of other real estate owned	(19)	-	(60)	-
Income from bank owned life insurance	122	131	653	400
Other	172	49	366	178
Total non interest income	1,121	683	3,541	2,540

Non interest expense:
Compensation and employee benefits	1,972	2,042	6,254	5,772
Premises and occupancy expense	298	299	824	922
Deposit insurance premium	68	89	236	277
Advertising expense	76	76	262	289
Data processing expense	348	293	1,003	1,049
Intangible amortization	30	30	90	90
Professional fees	128	136	587	609
Other operating expenses	310	390	1,127	1,165
Total non interest expense	3,230	3,355	10,383	10,173

Income before income taxes	1,200	842	3,092	2,144

Income tax provision	259	148	474	303

Net income	$941	$694	$2,618	$1,841

Basic earnings per share	$0.23	$0.16	$0.63	$0.41
Diluted earnings per share	$0.23	$0.16	$0.62	$0.41

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

unaudited

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net income	$941	$694	$2,618	$1,841

Other comprehensive income, net of tax
Net unrealized gain (loss) on available for sale securities net of
taxes of $424 and $195 for the three months ended March 31, 2016 and 2015, respectively and $663 and $655 for the nine months ended March 31, 2016 and 2015, respectively	663	305	1,036	1,025

Reclassification adjustment for the net realized (gain) loss
on sale of available for sale securities included in net income, net of taxes of $(25) and $99 for the three months ended March 31, 2016 and 2015, respectively and $(48) and $119 for the nine months ended March 31, 2016 and 2015, respectively	(39)	158	(76)	191

Comprehensive income	$1,565	$1,157	$3,578	$3,057

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

unaudited

	For the Nine Months Ended
	March 31,
(In thousands)	2016	2015

Operating activities:
Net income	$2,618	$1,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	293	321
Provision/Recovery loan losses	141	(244)
Deferred loan origination costs	2,397	(62)
Amortization of premium on investments	1,397	1,995
Proceeds from sale of loans	7,204	3,207
Loans disbursed for sale in the secondary market	(7,287)	(2,968)
Gain on sale of loans	(219)	(101)
Amortization of intangible asset	90	90
Amortization of acquisition-related loan yield adjustment	(123)	(168)
Loss (gain) on sale of investment securities	(124)	310
Real estate owned write down	60	-
Gain on sale of other real estate owned	(27)	(147)
Gain recognized from death benefit on bank owned life insurance	(298)	-
Increase in cash surrender value of life insurance	(376)	(400)
Stock-based compensation	226	201
Amortization of ESOP shares	339	361
Deferred income taxes	(91)	(39)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(42)	(223)
Prepaid expenses and other assets	467	778
Accrued interest payable	-	(3)
Accrued expenses and other	(1,143)	2,806

Net cash provided by operating activities	5,502	7,555

Investing activities:
Proceeds from maturity of available for sale investment securities	265	90
Proceeds from sale of available for sale investment securities	16,251	1,065
Proceeds from maturity of held to maturity securities	56	86
Proceeds from repayment of mortgage-backed securities and
collateralized mortgage obligations available for sale	15,316	22,602
Proceeds from sale of mortgage-backed securities available for sale	23,749	44,225
Proceeds from sale of other real estate owned	73	619
Purchases of available for sale investment securities	(24,100)	(9,155)
Purchases of held to maturity investment securities	(388)	(29,961)
Purchases of mortgage-backed securities available for sale	(9,114)	(15,917)
Proceeds from sale of Federal Home Loan Bank stock	-	1,249
Proceeds from bank owned life insurance death benefit	1,008	-
Net increase in loans	(17,634)	(9,229)
Capital expenditures	(91)	(227)

Net cash provided by investing activities	5,391	5,447

Financing activities:
Net decrease in deposits	(553)	(7,954)
Borrowings from Federal Home Loan Bank	1,934	5,000
Repayments of Federal Home Loan Bank advances	(1,000)	(7,000)
Dividends paid to stockholders	(729)	(859)
Repurchases of common stock	(6,063)	(3,860)
Net increase in advances from borrowers for
payment of insurance and taxes	242	259

Net cash used in financing activities	(6,169)	(14,414)

Net increase (decrease) in cash and cash equivalents	4,724	(1,412)

Cash and cash equivalents at beginning of period	18,522	24,970

Cash and cash equivalents at end of period	$23,246	$23,558

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2015, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2015.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.          EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of March 31, 2016 the ESOP owned 174,140 shares of the Company’s common stock. At June 30, 2015, the ESOP owned 205,748 shares of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Basic weighted average outstanding shares	4,027,432	4,428,861	4,173,027	4,478,328
Effect of dilutive stock options	30,168	—	32,143	—
Diluted weighted average outstanding shares	4,057,600	4,428,861	4,205,170	4,478,328

4.          STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $63,000 and $65,000 for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation was $226,000 and $201,000 for the nine months ended March 31, 2016 and 2015, respectively. No stock-based compensation awards were granted during the three and nine months ended March 31, 2016 and 2015.

5.          DIVIDENDS – On August 13, 2015, November 10, 2015 and February 11, 2016 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividends, totaling $729,000, were paid during the nine months ended March 31, 2016.

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

On November 6, 2015, United Community Bancorp entered into a Stock Repurchase Agreement with Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P. and Stilwell Partners, L.P. (collectively, the “Sellers”).  Pursuant to the Stock Repurchase Agreement, the Company purchased 318,756 shares of its common stock, $0.01 par value, from the Sellers for an aggregate purchase price of $4,781,340, or $15.00 per share.  The repurchase was funded with cash on hand and completed the 5% repurchase program mentioned above. Following the repurchase transaction, the Company had 4,201,326 shares of common stock outstanding. There were no other repurchases after this date and therefore at March 31, 2016, there were 4,201,326 shares of common stock outstanding.

7.          SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$225	$32
Interest	$1,657	$1,264

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$960	$1,216
Transfers of loans to other real estate owned	$29	$202

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

The estimated fair values of the Company’s financial instruments at March 31, 2016 and June 30, 2015 are as follows:

	March 31, 2016		June 30, 2015
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$23,246	$23,246	$18,522	$18,522
Investment securities available for sale	61,057	61,057	60,873	60,873
Investment securities held to maturity	40,818	41,894	40,653	40,045
Mortgage-backed securities	87,054	87,054	109,138	109,138
Loans receivable and loans receivable held for sale	269,480	271,732	253,988	254,944
Accrued interest receivable	1,864	1,864	1,822	1,822
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	431,984	432,964	432,537	433,479
Accrued interest payable	20	20	20	20
FHLB advances	13,934	14,238	13,000	13,114

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2016:
Mortgage-backed securities	$87,054	$—	$87,054	$—
Municipal bonds	31,410	—	31,410	—
Small Business Administration	7,915	—	7,915	—
Collateralized Mortgage Obligations	18,546	—	18,546	—
Certificates of Deposit	3,014	—	3,014	—
Other equity securities	172	172	—	—
Mortgage servicing rights	627	—	627	—

June 30, 2015:
Mortgage-backed securities	$109,138	$—	$109,138	$—
Municipal bonds	37,619	—	37,619	—
U.S. Government agency bonds	2,015	—	2,015	—
Small Business Administration	8,213	—	8,213	—
Collateralized Mortgage Obligations	12,842	—	12,842	—
Other equity securities	184	184	—	—
Mortgage servicing rights	517	—	517	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2016:
Other real estate owned	$209	$—	$209	$—
Loans held for sale	462	—	462	—
Impaired loans	5,959	—	5,959	—

June 30, 2015:
Other real estate owned	$286	$—	$286	$—
Loans held for sale	160	—	160	—
Impaired loans	11,079	—	11,079	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2016:
Financial assets:
Cash and interest-bearing deposits	$23,246	$23,246	$—	$—
Investment securities held to maturity	41,894	—	41,894	—
Loans receivable and loans held for sale	271,732	—	271,732	—
Accrued interest receivable	1,864	—	1,864	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	432,964	—	432,964	—
Accrued interest payable	20	—	20	—
FHLB advances	14,238	—	14,238	—

June 30, 2015:
Financial assets:
Cash and interest-bearing deposits	$18,522	$18,522	$—	$—
Investment securities held to maturity	40,045	—	40,045	—
Loans receivable and loans held for sale	254,944	—	254,944	—
Accrued interest receivable	1,822	—	1,822	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	433,479	—	433,479	—
Accrued interest payable	20	—	20	—
FHLB advances	13,114	—	13,114	—

9.          INVESTMENT SECURITIES

Investment securities available for sale at March 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$87,094	$241	$281	$87,054
Municipal bonds	30,744	726	60	31,410
Small Business Administration	7,845	70	—	7,915
Collateralized Mortgage Obligations	18,554	35	43	18,546
Certificates of Deposit	2,971	43	—	3,014
Other equity securities	210	—	38	172
	$147,418	$1,115	$422	$148,111

Investment securities held to maturity at March 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,818	$1,095	$19	$41,894

Investment securities available for sale at June 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$109,793	$170	$825	$109,138
Municipal bonds	37,631	438	450	37,619
U.S. Government agency bonds	2,000	15	—	2,015
Small Business Administration	8,224	18	29	8,213
Collateralized Mortgage Obligations	13,032	9	199	12,842
Other equity securities	210	—	26	184
	$170,890	$650	$1,529	$170,011

Investment securities held to maturity at June 30, 2015 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,653	$52	$660	$40,045

The mortgage-backed securities, callable bonds, small business administration, collateralized mortgage obligations, and municipal bonds have the following maturities at March 31, 2016:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$236	$236	$60	$61
Due or callable in 1 - 5 years	107,341	107,336	434	443
Due or callable in 5 - 10 years	27,760	28,365	4,753	4,873
Due or callable in greater than 10 years	11,871	12,002	35,571	36,517
Total debt securities	$147,208	$147,939	$40,818	$41,894

All other securities available for sale at March 31, 2016 are saleable within one year.

Gross proceeds on the sale of investments and mortgage-backed securities were $5.0 million and $14.1 million for the three months ended March 31, 2016 and 2015, respectively. Gross proceeds on the sale of investments and mortgage-backed securities were $40.0 million and $45.3 million for the nine months ended March 31, 2016 and 2015, respectively. Gross realized gains for the three month periods ended March 31, 2016 and 2015 were $70,000 and $136,000, respectively. Gross realized gains for the nine month periods ended March 31, 2016 and 2015 were $435,000 and $396,000, respectively. Gross realized losses for the three month periods ended March 31, 2016 and 2015 were $6,000 and $393,000, respectively. Gross realized losses for the nine-month periods ended March 31, 2016 and 2015 were $311,000 and $706,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2016:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$8,215	$70	$502	$9	$8,717	$79
Mortgage-backed securities	18,468	66	26,182	215	44,650	281
Collateralized Mortgage Obligations	11,346	43	—	—	11,346	43
Other equity securities	—	—	172	38	172	38
	$38,029	$179	$26,856	$262	$64,885	$441
Number of investments		30		12		42

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the nine months ended March 31, 2016:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2015	$429	$2,522
Amortization	90	—
Balance at March 31, 2016	$339	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of March 31, 2016:

April 1, 2016 through June 30, 2016	$27
2017	117
2018	117
2019	78
$339

11.          DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and nine months ended March 31, 2016 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2016:	$1,310	$418	$115	$333	$2,501	$13	$106	$4,796
Charge offs	(192)	(28)	—	—	(25)	—	—	(245)
Recoveries	16	135	1	1	264	—	—	417
Provision (credit)	260	(119)	1	(74)	(57)	(3)	44	52
Ending Balance:	$1,394	$406	$117	$260	$2,683	$10	$150	$5,020

Allowance for Credit Losses:
Balance, July 1, 2015:	$1,352	$517	$130	$474	$2,586	$16	$49	$5,124
Charge offs	(314)	(100)	—	—	(350)	—	—	(764)
Recoveries	38	182	28	1	266	—	4	519
Provision (credit)	318	(193)	(41)	(215)	181	(6)	97	141
Ending Balance:	$1,394	$406	$117	$260	$2,683	$10	$150	$5,020

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Balance, Collectively Evaluated	$1,394	$406	$117	$260	$2,683	$10	$150	$5,020

Financing receivables:
Ending balance	$134,626	$34,367	$13,944	$15,664	$64,468	$2,075	$10,607	$275,751

Ending Balance: individually evaluated for impairment	$2,658	$455	$647	$—	$2,051	$148	$—	$5,959

Ending Balance: collectively evaluated for impairment	$126,432	$31,274	$13,115	$15,664	$62,293	$1,904	$10,373	$261,055

Ending Balance: loans acquired at fair value	$5,536	$2,638	$182	$—	$124	$23	$234	$8,737

For the year ended June 30, 2015 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$1,201	$564	$201	$929	$2,508	$19	$37	$5,459
Charge offs	(47)	(153)	(3)	—	(466)	—	(9)	(678)
Recoveries	79	113	62	—	434	—	4	692
Provision (credit)	119	(7)	(130)	(455)	110	(3)	17	(349)
Ending Balance:	$1,352	$517	$130	$474	$2,586	$16	$49	$5,124

Balance, Individually Evaluated	$—	$—	$—	$—	$120	$—	$—	$120

Balance, Collectively Evaluated	$1,352	$517	$130	$474	$2,466	$16	$49	$5,004

Financing receivables:
Ending Balance	$128,724	$34,880	$13,968	$19,296	$50,367	$2,985	$9,199	$259,419

Ending Balance: individually evaluated for impairment	$3,159	$458	$659	$724	$5,928	$151	$—	$11,079

Ending Balance: collectively evaluated for impairment	$119,376	$31,511	$12,995	$18,572	$44,289	$2,810	$8,863	$238,416

Ending Balance: loans acquired at fair value	$6,189	$2,911	$314	$—	$150	$24	$336	$9,924

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

Credit Risk Profile by Internally Assigned Grade

At March 31, 2016

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Grade:
Pass	$128,702	$32,883	$8,030	$13,599	$52,649	$892	$9,828	$246,583
Watch	2,900	859	4,845	2,065	7,585	145	779	19,178
Special mention	333	170	131	—	2,092	890	—	3,616
Substandard	2,691	455	938	—	2,142	148	—	6,374
Total:	$134,626	$34,367	$13,944	$15,664	$64,468	$2,075	$10,607	$275,751

 Credit Risk Profile by Internally Assigned Grade

At June 30, 2015

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total
Grade:
Pass	$120,311	$33,016	$7,352	$16,167	$35,333	$1,867	$7,442	$221,488
Watch	4,371	1,219	5,479	2,405	6,949	77	1,757	22,257
Special mention	805	187	142	—	2,062	890	—	4,086
Substandard	3,237	458	995	724	6,023	151	—	11,588
Total:	$128,724	$34,880	$13,968	$19,296	$50,367	$2,985	$9,199	$259,419

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At March 31, 2016

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$419	$361	$87	$867	$133,759	$134,626
Consumer	67	20	75	162	34,205	34,367
One- to Four- Family Mortgage - Non-Owner Occupied	—	—	473	473	13,471	13,944
Multi-family Mortgage	—	—	—	—	15,664	15,664
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	64,468	64,468
Land	—	—	135	135	1,940	2,075
Commercial and Agricultural	—	—	—	—	10,607	10,607
Total	$486	$381	$770	$1,637	$274,114	$275,751

Age Analysis of Past Due Loans Receivable

At June 30, 2015

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$640	$523	$230	$1,393	$127,331	$128,724
Consumer	238	187	72	497	34,383	34,880
One- to Four- Family Mortgage - Non-Owner-Occupied	188	37	483	708	13,260	13,968
Multi-family Mortgage	—	—	—	—	19,296	19,296
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	50,367	50,367
Land	—	—	135	135	2,850	2,985
Commercial and Agricultural	3	—	—	3	9,196	9,199
Total	$1,069	$747	$920	$2,736	$256,683	$259,419

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

				For the three months ended March 31, 2016		For the nine months ended March 31, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	-	-	-	-	-	-	-
Non-Residential Real Estate	-	-	-	-	-	34	661
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$34	$661

Impaired Loans

				For the three months ended March 31, 2016		For the nine months ended March 31, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$2,658	$3,131	$-	$19	$2,751	$46	$2,886
Consumer	455	789	-	1	458	2	461
One- to Four- Family Non-Owner Occupied Mortgage	647	647	-	3	647	9	647
Multifamily Residential Real Estate Mortgage	-	920	-	-	360	20	481
Non-Residential Real Estate	2,051	3,249	-	7	3,024	32	3,293
Land	148	156	-	-	149	-	149
Commercial and Agricultural	-	7	-	-	-	-	-
Total	$5,959	$8,899	$-	$30	$7,389	$109	$7,917

Impaired Loans

				For the three months ended March 31, 2016		For the nine months ended March 31, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$2,658	$3,131	$-	$19	$2,751	$46	$2,886
Consumer	455	789	-	1	458	2	461
One- to Four- Family Non-Owner Occupied Mortgage	647	647	-	3	647	9	647
Multifamily Residential Real Estate Mortgage	-	920	-	-	360	20	481
Non-Residential Real Estate	2,051	3,249	-	7	3,024	66	3,954
Land	148	156	-	-	149	-	149
Commercial and Agricultural	-	7	-	-	-	-	-
Total	$5,959	$8,899	$-	$30	$7,389	$143	$8,578

Impaired Loans

For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	-	-	-	-	-
Non-Residential Real Estate	1,983	1,983	(120)	69	1,983
Land	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-
Total	$1,983	$1,983	$(120)	$69	$1,983

Impaired Loans

				For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
With no related allowance recorded:
One- to Four- Family Mortgage - Owner-Occupied	$3,159	$3,640	$—	$43	$3,489
Consumer	458	982	—	7	506
One- to Four- Family Mortgage - Non-Owner Occupied	659	659	—	—	546
Multi-family Mortgage	724	2,059	—	72	1,188
Nonresidential Real Estate – commercial and office buildings	3,945	7,351	—	53	4,684
Land	151	159	—	—	135
Commercial and Agricultural	—	11	—	—	—
Total	$9,096	$14,861	$—	$175	$10,548

Impaired Loans

				For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
One- to Four- Family Mortgage - Owner-Occupied	$3,159	$3,640	$—	$43	$3,489
Consumer	458	982	—	7	506
One- to Four- Family Mortgage - Non-Owner Occupied	659	659	—	—	546
Multi-family Mortgage	724	2,059	—	72	1,188
Nonresidential Real Estate – commercial and office buildings	5,928	9,334	(120)	122	6,667
Land	151	159	—	—	135
Commercial and Agricultural	—	11	—	—	—
Total	$11,079	$16,844	$(120)	$244	$12,531

The Bank did not have any investments in subprime loans at March 31, 2016. Impaired loans at March 31, 2016 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $4.0 million and a recorded investment of $4.0 million. See Note 12 for a discussion on TDRs.

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

The following tables summarize TDRs by loan type and accrual status.

	At March 31, 2016
			Total
			Unpaid			Number	Average
	Loan Status		Principal	Related	Recorded	of	Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,617	$330	$1,947	$—	$1,947	20	$1,994
Multi-family residential real estate	—	—	—	—	—	2	481
Nonresidential real estate	723	1,329	2,052	—	2,052	5	3,416
Total	$2,340	$1,659	$3,999	$—	$3,999	27	$5,891

	At June 30, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,148	$948	$2,096	$—	$2,096	20	$2,160
Multi-family residential real estate	724	—	724	—	724	4	1,188
Nonresidential real estate	2,717	2,437	5,154	120	5,034	8	4,329
Total	$4,589	$3,385	$7,974	$120	$7,854	32	$7,677

Interest income recognized on TDRs is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2016	2015	2016	2015

One-to-Four Family residential real estate	$18	$8	$46	$20
Multi-family residential real estate	-	10	20	61
Nonresidential real estate	7	22	66	78
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	$25	$40	$132	$159

At March 31, 2016, the Bank had 27 loans totaling $4.0 million that were reported as TDRs, and had established an allowance for losses on these loans of $0. With respect to the $4.0 million in TDRs, the Bank charged-off $1.4 million at the time the loans were restructured into the Note A/B split note format. At June 30, 2015, the Bank had 32 loans totaling $8.0 million that were reported as TDRs, and had an allowance for losses on these loans of $120,000. With respect to the $8.0 million in TDRs, the Bank charged-off $4.1 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At March 31, 2016, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at March 31, 2016 and June 30, 2015 were generally given concessions of interest rate reductions of between 25 and 300 basis points. Ten of these loans, having an aggregate carrying value of $2.3 million at March 31, 2016, also have balloon payments due at the end of their lowered interest rate period. At March 31, 2016, there were 21 loans with an aggregate carrying value of $3.8 million with required principal and interest payments and one loan with an aggregate carrying value of $175,000 with required interest only payments. The remaining five loans that were restructured into the Note A/B split note format, representing the B notes which had zero carrying value at March 31, 2016 and are due at maturity. At June 30, 2015, there were 23 loans with an aggregate carrying value of $5.8 million with required principal and interest payments and two loans with an aggregate carrying value of $2.2 million with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at June 30, 2015 and are due at maturity.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2016		Nine Months Ended March 31, 2016
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$5,945	32	$7,854	32
Additions to TDR	—	—	—	—
Charge-offs	—	—	(325)	—
Removal of TDRs	(1,923)	(5)	(1,923)	(5)
Impairment Reversal	—	—	120	—
Payments	(23)	—	(1,727)	—
Ending balance	$3,999	27	$3,999	27

13.         ACCUMULATED OTHER COMPREHENSIVE INCOME

Reclassification out of accumulated other comprehensive income during the three and nine months ended March 31, 2016 and 2015 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on sale of securities	$64	$(257)	$124	$(310)	Gain (loss) on sale of investments
Less provision (benefit) for income taxes	25	(99)	48	(119)	Income tax provision
Reclassification adjustment, net of taxes	$39	$(158)	$76	$(191)

14.         EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and affects the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. ASU No. 2016-10 clarifies the following two aspects of Topic 606: evaluating whether promised goods and services are separately identifiable, and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. ASU No. 2016-10 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of ASU No. 2016-10 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, and affects all entities that issue share-based payment awards to their employees. The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement. Excess tax benefits are to be classified as an operating activity in the statement of cash flows. In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur. For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements. Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows. The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Adoption of ASU No. 2016-07 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and affects the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. When another party is involved in providing goods or services to a customer, ASU No. 2014-09 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The amendments in ASU No. 2016-08 are intended to improve the operability and understandability of the implementation guidance in ASU No. 2014-09 on principal versus agent considerations by offering additional guidance to be considered in making the determination. ASU No. 2016-08 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of ASU No. 2016-08 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and requires a lessee to recognize in the statement of financial position a liability to make lease payments ("the lease liability") and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments. A lessee shall classify a lease as a finance lease if it meets any of five listed criteria: 1) The lease transfers ownership of the underlying asset to the lessee by the end of the lease term. 2) The lease grants the lessee and option to purchase the underlying asset that the lessee is reasonably certain to exercise. 3) The lease term is for the major part of the remaining economic life of the underlying asset. 4) The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset. 5) The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. For finance leases, a lessee shall recognize in the statement of comprehensive income interest on the lease liability separately from amortization of the right-of-use asset. Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight-line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the financial statement impact of adopting the new guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). The amendments in this update affect all entities that hold financial assets or owe financial liabilities. The update’s main provisions applicable to the Company are as follows: 1) Require equity investments with readily available fair values (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 6) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Public companies should apply the guidance in Update 2016-01 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is generally not permitted. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the annual reporting period of adoption. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of March 31, 2016 and June 30, 2015. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended March 31, 2016 and 2015, and had no accrued interest and penalties on the balance sheet as of March 31, 2016 and June 30, 2015. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2013.

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

Balance Sheet Analysis

Total assets were $518.0 million at March 31, 2016, compared to $521.2 million at June 30, 2015. A $21.7 million decrease in investment securities was partially offset by a $4.7 million increase in cash and cash equivalents and a $15.5 million increase in loans. The investment balances decreased partially due to normal amortization and maturities during the period. There were also sales of investments totaling $5.0 million during the period. The proceeds from the sales were used to fund new loans, which is expected to enhance the Bank’s net interest margin as well as increase interest income in the future.

Total liabilities decreased $520,000 from $449.7 million at June 30, 2015 to $449.2 million at March 31, 2016 primarily due to a $553,000 decrease in deposits during the current year period and a $901,000 decrease in other liabilities, partially offset by an increase in FHLB advances of $934,000.

Total stockholders’ equity totaled $68.8 million as of March 31, 2016, which represented a decrease of $2.7 million when compared to June 30, 2015. Net income of $2.6 million for the nine months ended March 31, 2016, and a decrease in the unrealized loss on available-for-sale securities of $960,000 were offset by stock repurchases totaling $6.1 million and dividends paid totaling $729,000. There were 4,201,326 and 4,610,839 outstanding shares of common stock at March 31, 2016 and June 30, 2015, respectively. For all periods presented, the Bank was considered “well-capitalized” under applicable regulatory requirements.

Loans. At March 31, 2016, one- to four- family residential loans totaled $148.6 million, or 53.8% of total gross loans at March 31, 2016, compared to $142.7 million, or 55.0% of total gross loans, at June 30, 2015.

Multi-family and nonresidential real estate loans totaled $80.1 million and represented 29.1% of total loans at March 31, 2016, compared to $69.7 million, or 26.8% of total loans, at June 30, 2015.

Consumer loans totaled $34.4 million and represented 12.4% of total loans at March 31, 2016, compared to $34.9 million or 13.4% of total loans at June 30, 2015.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31, 2016		At June 30, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$148,570	53.8%	$142,692	55.0%
Multi-family	15,664	5.7	19,296	7.4
Nonresidential real estate	64,468	23.4	50,367	19.4
Land	2,075	.8	2,985	1.2
Commercial business	4,668	1.7	4,038	1.6
Agricultural	5,939	2.2	5,161	2.0
Consumer:
Home equity	30,142	10.9	30,600	11.8
Auto	2,108	0.8	2,008	0.8
Share loans	931	0.3	893	0.3
Other	1,186	0.4	1,379	0.5

Total consumer loans	34,367	12.4	34,880	13.4

Total loans	$275,751	100.0%	$259,419	100.0%

Less (plus):
Deferred loan costs, net	(1,104)		(1,186)
Undisbursed portion of loans in process	2,817		1,653
Allowance for loan losses	5,020		5,124

Loans, net	$269,018		$253,828

Loan Maturity

The following table sets forth certain information at March 31, 2016 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which can significantly shorten the average life of the loan and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,712	$34,453	$105,405	$148,570
Multi-family real estate	482	3,283	11,899	15,664
Nonresidential real estate	8,990	18,331	37,147	64,468
Land	1,108	385	582	2,075
Commercial	1,042	2,560	1,066	4,668
Agricultural	1,852	2,739	1,348	5,939
Consumer	1,768	3,511	29,088	34,367

Total	$23,954	$65,262	$186,535	$275,751

The following table sets forth the dollar amount of all loans at March 31, 2016 due after March 31, 2017 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$41,753	$98,105	$139,858
Multi-family real estate	7,022	8,160	15,182
Nonresidential real estate	7,258	48,220	55,478
Land	208	759	967
Commercial	1,957	1,669	3,626
Agricultural	2,934	1,153	4,087
Consumer	2,250	30,349	32,599

Total	$63,382	$188,415	$251,797

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Total loans at beginning of period	$270,872	$254,989	$259,419	$250,808
Loans originated (1):
One- to four-family residential real estate	8,744	7,398	27,897	29,320
Multi-family residential real estate	--	370	310	2,098
Nonresidential real estate	8,227	3,212	23,502	4,665
Land	--	--	196	453
Commercial and agricultural	328	361	4,715	2,081
Consumer	2,123	765	5,436	2,052

Total loans originated	19,422	12,106	62,056	40,669
Deduct:
Loan principal repayments	12,863	6,844	38,437	29,555
Loans originated for sale	1,680	1,297	7,287	2,968

Net loan activity	4,879	3,965	16,332	8,146

Total loans at end of period	$275,751	$258,954	$275,751	$258,954

____________________

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three and Nine Months Ended March 31, 2016 and 2015

Overview. Net income increased $247,000 to $941,000 for the quarter ended March 31, 2016 from $694,000 for the quarter ended March 31, 2015.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2016 and 2015.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2016	2015	% Change	2016	2015	% Change
	(Dollars in thousands)
Interest income:
Loans	$2,878	$2,789	3.2%	$8,655	$8,495	1.9%
Investment and mortgage backed securities	1,001	989	1.2	3,053	2,844	7.3
Other interest-earning assets	12	4	200.0	24	11	118.2
Total interest income	3,891	3,782	2.9	11,732	11,350	3.4

Interest expense:
NOW and money market deposit accounts	45	47	(4.3)	191	204	(6.4)
Passbook accounts	70	58	20.7	218	170	28.2
Certificates of deposit	357	392	(8.9)	1,070	1,257	(14.9)
Total interest-bearing deposits	472	497	(5.0)	1,479	1,631	(9.3)
FHLB advances	58	60	(3.3)	178	186	(4.3)
Total interest expense	530	557	(4.8)	1,657	1,817	(8.8)
Net interest income	$3,361	$3,225	4.2	$10,075	9,533	5.7

Net interest income totaled $3.4 million for the quarter ended March 31, 2016, which represented an increase of $136,000, or 4.2%, when compared to the quarter ended March 31, 2015. The growth in the Company’s core business resulted in an increase in interest income as well as a decrease in interest expense. Interest income increased by $109,000 due to a $13.7 million increase in the average balance of loans, and an increase in the average rate earned on investment securities to 2.15% in the current year quarter from 2.01% in the prior year quarter, partially offset by a decrease in the average rate earned on loans to 4.34% in the current year quarter from 4.43% in the prior year quarter, and a $10.8 million decrease in the average balance of investments. Interest expense decreased $27,000 primarily due to a decrease in the average rate paid on deposits from 0.46% in the prior year quarter to 0.44% in the current year quarter. The increase in loan balances is primarily the result of our continued controlled growth strategies in commercial lending. The increase in investment yield is primarily the result of divesting lower yielding mortgage-backed securities and increasing the allocation to higher yielding municipal bonds.

Net interest income totaled $10.1 million, which represented an increase of $542,000, or 5.7%, when compared to the nine months ended March 31, 2015. The growth in the Company’s core business resulted in an increase in interest income and a decrease in interest expense. Interest income increased by $382,000, primarily due to a $13.9 million increase in the average balance of loans as well as an increase in the average rate earned on investment securities to 2.13% for the nine months ended March 31, 2016 compared to 1.89% for the prior year period, partially offset by a decrease in the average rate earned on loans to 4.40% for the nine months ended March 31, 2016 from 4.56% for the prior year period and a decrease in the average balance of investments to $190.9 million for the nine months ended March 31, 2016 compared to $200.4 million for the prior year period. Interest expense decreased by $160,000, primarily as a result of a decrease in the average interest rate paid on deposits to 0.46% for the nine months ended March 31, 2016 from 0.51% for the prior year period. Changes in interest rates are primarily due to higher rate certificates of deposit maturing.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2016 and 2015. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2016			2015			2016			2015
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$265,330	$2,878	4.34%	$251,620	$2,789	4.43%	$262,354	$8,655	4.40%	$248,432	$8,495	4.56%
Investment and mortgage backed securities	185,996	1,001	2.15	196,772	989	2.01	190,870	3,053	2.13	200,398	2,844	1.89
Other interest-earning assets	24,948	12	0.19	29,496	4	0.05	25,856	24	0.12	30,169	11	0.05
	476,274	3,891	3.27	477,888	3,782	3.17	479,080	11,732	3.27	478,899	11,350	3.16
Noninterest-earning assets	36,573			39,489			37,232			40,724
Total assets	$512,847			$517,377			$516,312			$519,723

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	173,452	45	0.10	171,469	47	0.11	170,008	191	0.15	166,962	204	0.16
Passbook accounts (1)	109,041	70	0.26	99,935	58	0.23	110,503	218	0.26	98,904	170	0.23
Certificates of deposit (1)	146,277	357	0.98	157,460	392	1.00	148,968	1.070	0.96	164,743	1,257	1.02
Total interest-bearing deposits	428,770	472	0.44	428,864	497	0.46	429,479	1,479	0.46	430,609	1,631	0.51
FHLB advances	12,374	58	1.82	13,500	60	1.78	12,893	178	1.84	14,400	186	1.72
Total interest-bearing liabilities	441,504	530	0.48	442,364	557	0.50	442,372	1,657	0.50	445,009	1,817	0.54
Noninterest bearing liabilities, commitments and contingencies	3,027			3,484			4,147			3,305
Total liabilities, commitments and contingencies	444,531			445,848			446,519			448,314
Stockholders' equity	68,316			71,529			69,793			71,409
Total liabilities and stockholders' equity	$512,847			$517,377			$516,312			$519,723
Net interest income		$3,361			$3,225			$10,075			$9,533
Interest rate spread			2.79%			2.67%			2.77%			2.62%
Net interest margin (annualized)			2.82%			2.70%			2.80%			2.65%
Average interest-earning assets to average interest-bearing liabilities			107.88%			108.03%			108.30%			107.15%

Provision for (Recovery of) Loan Losses. The provision for loan losses was $52,000 for the quarter ended March 31, 2016, which represented an increase of $341,000 compared to the quarter ended March 31, 2015, which included a recovery of $289,000. The provision for loan losses was $141,000 for the nine months ended March 31, 2016, which represented an increase of $385,000 compared to the nine months ended March 31, 2015 which included a recovery of $244,000. Nonperforming assets as a percentage of total assets decreased from 1.30% at June 30, 2015 to 0.75% reflecting the continuing efforts of management to improve asset quality and reduce nonperforming assets. Nonperforming loans as a percentage of total loans decreased from 2.50% at June 30, 2015 to 1.31% at March 31, 2016 primarily due to the repayment of $2.2 million of nonperforming loans during the nine months ended March 31, 2016.

Noninterest Income. The following table summarizes other income for the three and nine months ended March 31, 2016 and 2015.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2016	2015	% Change	2016	2015	% Change
	(Dollars in thousands)

Service charges	$719	$643	11.8%	$2,212	$2,024	9.3%
Gain on sale of loans	63	41	53.7	219	101	116.8
Gain (loss) on sale of investments	64	(257)	(124.9)	124	(310)	(140.0)
Gain on sale of other real estate owned	--	76	(100.0)	27	147	(81.6)
Write down of other real estate owned	(19)	--	--	(60)	--	--
Income from Bank Owned Life Insurance	122	131	(6.9)	653	400	63.3
Other	172	49	251.0	366	178	105.6
Total	$1,121	$683	64.1	$3,541	$2,540	39.4

Noninterest income totaled $1.1 million for the quarter ended March 31, 2016, which represented an increase of $438,000, or 64.1%, when compared to the quarter ended March 31, 2015. The increase was primarily due to a $76,000 increase in service charge income, a $22,000 increase in profit on the sale of mortgage loans, and a $64,000 gain on the sale of investments as compared to a $257,000 loss on the sale of investments in the prior year quarter.

Noninterest income totaled $3.5 million for the nine months ended March 31, 2016, which represented an increase of $1.0 million, or 39.4%, compared to the prior year period. The increase was primarily due to a $253,000 increase in income from Bank Owned Life Insurance due to the receipt of death benefits from the passing of two directors (one previously retired) during the period, a $188,000 increase in service charges on deposit accounts, a $118,000 increase on gain on sale of mortgage loans, and a $434,000 increase on gain on sale of investments.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and nine months ended March 31, 2016 and 2015.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2016	2015	% Change	2016	2015	% Change
	(Dollars in thousands)

Compensation and employee benefits	$1,972	$2,042	(3.4)%	$6,254	$5,772	8.4%
Premises and occupancy expense	298	299	(0.3)	824	922	(10.6)
Deposit insurance premium	68	89	(23.6)	236	277	(14.8)
Advertising expense	76	76	0.0	262	289	(9.3)
Data processing expense	348	293	18.8	1,003	1,049	(4.4)
Intangible amortization	30	30	0.0	90	90	0.0
Professional fees	128	136	(5.9)	587	609	(3.6)
Other operating expenses	310	390	(20.5)	1,127	1,165	(3.3)
Total	$3,230	$3,355	(3.7)	$10,383	$10,173	2.1

Noninterest expense totaled $3.2 million for the quarter ended March 31, 2016, which represented a decrease of $125,000, or 3.7%, when compared to the quarter ended March 31, 2015. The decrease was primarily due to a decrease in compensation expense of $70,000, and an $80,000 decrease in other operating expenses, partially offset by a $55,000 increase in data processing expense related to a one time charge of $50,000 resulting from a change in vendors. The decrease in other operating expenses is due primarily to a decrease in OREO expenses of $92,000 compared to the quarter ended March 31, 2015.

Noninterest expense totaled $10.4 million for the nine months ended March 31, 2016, which represented an increase of $210,000, or 2.1%, compared to the nine months ended March 31, 2015. The increase in noninterest expense was primarily the result of an increase of $482,000 in compensation expense, partially offset by a decrease in premises and occupancy expense of $98,000, a decrease in deposit insurance of $41,000, a decrease in advertising expense of $27,000, a decrease of $46,000 in data processing expenses, a decrease of $22,000 in professional fees and a decrease of $38,000 in other operating expenses. The increase in compensation expense is primarily due to salary increases provided to employees in the normal course of business and an increase in the number of commercial lenders in the last year. The commercial lending department has been expanded to enable the Bank to execute its controlled growth strategy to prudently increase mortgage and commercial lending. The decrease in data processing expense is primarily due to nonrecurring items in the prior period with no corresponding expense in the current period.

Income Taxes. Income tax expense for the three months ended March 31, 2016 was $259,000 compared to $148,000 for the three months ended March 31, 2015. The effective tax rate increased to 21.6% for the three months ended March 31, 2016 from 17.6% for the three months ended March 31, 2015. The increase in income tax expense and effective tax rate for the current year quarter was due to a $358,000 increase in income before income taxes combined with increases of $114,000 in non-taxable income from municipal bonds.

Income tax expense for the nine months ended March 31, 2016 was $474,000 compared to $303,000 for the nine months ended March 31, 2015. The effective tax rate increased to 15.3% for the nine months ended March 31, 2016 from 14.1% for the nine months ended March 31, 2015. The increase in income tax expense and effective tax rate for the current year was due to a $948,000 increase in income before income taxes combined with increases of $579,000 in non-taxable income from municipal bonds and $253,000 in income from bank owned life insurance in the current year period compared to the prior year period.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at March 31, 2016 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At March 31, 2016, 27 loans were considered to be TDRs (with a recorded investment of $4.0 million) of which 11 loans (with a recorded investment of $1.7 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At March 31, 2016	At June 30, 2015
(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$1,357	$1,721
Nonresidential real estate and land	148	926
Consumer	455	458

Total nonaccrual loans	1,960	3,105

One- to four-family residential real estate	330	948
Multi-family real estate	--	--
Nonresidential real estate and land	1,329	2,437

Total nonaccrual restructured loans	1,659	3,385

Total nonperforming loans	3,619	6,490
Real estate owned	209	286

Total nonperforming assets	$3,828	$6,776
Accruing restructured loans	2,340	4,589

Accruing restructured loans and nonperforming assets	$6,168	$11,365

Total nonperforming loans to total loans	1.31%	2.50%
Total nonperforming loans to total assets	0.70	1.25
Total nonperforming assets to total assets	0.75	1.30

Interest income that would have been recorded for the three months and nine months ended March 31, 2016 had nonaccruing loans been current according to their original terms was $76,000 and $301,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $5,000 and $14,000, respectively, for the three and nine months ended March 31, 2016.

At March 31, 2016, the percentage of nonperforming assets to total assets decreased to 0.75% from 1.30% at June 30, 2015, a decrease of 55 basis points, or 42.3%. Beginning with the disclosure in the Company’s Form 10-Q for the quarter ended March 31, 2011, the Company included “Loan Relationship” narratives regarding its five largest nonaccrual (nonperforming) loans and loans having the five largest charge-offs, all of which were commercial real estate loans. As of March 31, 2011, the amount of nonaccrual (nonperforming) loans totaled $19.5 million, and the amount of accruing TDR loans totaled $7.0 million. As of March 31, 2016, the amount of nonaccrual (nonperforming) loans decreased to $3.6 million from $19.5 million at March 31, 2011, and the amount of accruing TDR loans decreased to $2.3 million from $7.0 million at March 31, 2011.

Because of the decrease in nonaccrual (nonperforming) loans and accruing TDR loans over the last five years, the Loan Relationship narratives since December 31, 2015, have focused on commercial Loan Relationships with the following loans:

•	The largest nonaccruing commercial real estate loans (including nonaccrual TDRs) having a carrying value of at least $250,000, plus any related commercial or retail loans;
•	The largest commercial real estate loan charge-offs having a charge-off of at least $250,000 that are related to commercial real estate loans in a Loan Relationship, whether accruing or not, plus any related commercial or retail loans; and
•	The largest accruing TDR commercial loans having a carrying value of at least $250,000 plus any related commercial or retail loans.

If a commercial loan falls into one of the three categories listed above, then a narrative is composed for that commercial loan and any related commercial or retail loans.

At March 31, 2016:

•	The largest commercial real estate nonaccrual loans having a carrying value of at least $250,000 are related to loans in Loan Relationships M and N. There are a total of six loans in these two loan relationships.
•	The largest charge-offs of at least $250,000 are related to loans in Loan Relationships F, H, M and O. There are a total of ten loans in these four Loan Relationships.
•	The largest accruing TDRs having a carrying value of at least $250,000 are related to a loan in Loan Relationship O. There are a total of three loans in this Loan Relationship.

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

•	Loan Relationship B. At March 31, 2016, this Loan Relationship had no carrying value as the borrower paid off the carrying value of the Note A loan (Loan B-1) during the March 31, 2016, quarter. Additionally, the borrower paid $57,000 towards the Note B loan, resulting in a recovery of $57,000. The Bank realized no further loss on the Loan Relationship and the balance of the Note B loan has been released. At June 30, 2015, this Loan Relationship had an aggregate carrying value of $754,000. Loan B-1 had been secured by a first mortgage on two separate retail strip shopping centers. The borrower was a limited liability company and the two co-borrowers were the principals of the limited liability company. Because it was paid off during the March 31, 2016, quarter, the Note A loan (Loan B-1) is not included in the table as “Nonaccrual restructured loans, Nonresidential real estate”, and is not classified “Nonresidential real estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table at March 31, 2016 , but is included in the “Nonaccrual restructured loans, Nonresidential real estate” and is classified as “Nonresidential real estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table at June 30, 2015. A more detailed history of Loan Relationship B follows.

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

The balloon payment for Loan B-2 also came due during the quarter ended March 31, 2013. The Note A loan and the Note B loan secured by the single purpose commercial use property were modified again using the Note A/B split note strategy. The first loan (Loan B-2, a Note A loan) was modified to a balance of $185,000, with a market interest rate of 5.50%, for a 30-year term, and a three year balloon payment. The carrying value of this loan was put on nonaccrual, classified as substandard, and reported as a TDR. The second loan (a Note B loan) was modified at its then current balance of $191,000 and charged-off. This charged-off amount equaled the balance of the Note B loan balance in March 2011 ($169,000) plus the balance of the Note A loan in March 2011 that was charged-off during the period ended June 30, 2012 ($22,000). As noted above, the balance of Loan B-2 was paid off in the September 2014 quarter, with no additional principal loss to the Bank. In addition, in the December 31, 2014 quarter, the co-borrowers of Loan B-1 paid $335,000 toward the loan’s principal balance.  Loan Relationship B will not be included in the loan narratives going forward.

•	Loan Relationship F. At March 31, 2016 and June 30, 2015, Loan Relationship F was comprised of two loans, a Note A loan and a Note B loan, having an aggregate carrying value of $417,000 and $424,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. In the “Credit Risk Profile by Internally Assigned Grade” table, the Note A loan is classified as “Multi-family real estate, Watch” at March 31, 2016 and June 30, 2015. As of June 30, 2014, Note A loan was no longer reported as a TDR, or classified as substandard, because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loan indicated that the loan to value ratio of the loan complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loan from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. The Note A loan in Loan Relationship F was performing in accordance with its terms at March 31, 2016. A more detailed history of Loan Relationship F follows.

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

A two-year balloon payment was due in March 31, 2013 on the loans unless the borrower refinanced the loans to a market rate loan at that time. During the quarter ended December 31, 2012, as a result of the continued personal problems of the co-borrowers, the two loans were modified with one of the borrowers who had taken control of the two properties in early 2011. The other borrower relinquished all of its interest in the two properties. However, in addition to the one borrower retained on the loan, two other borrowers were added to the loans to provide managerial strength to the relationship and increase the property’s income potential. The Bank had been reviewing the cash flow of the property on a monthly basis and determined that the cash flows had improved due to the borrowers’ enhanced managerial ability. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in December 2012, and the appraised value of the properties had decreased to $730,000 from $774,000 in February 2011. During the quarter ended December 31, 2012, the two loans were modified, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan was modified to a market interest rate of 5.50%, with no increase in the principal balance ($453,000). The term of the loan was also reduced to 324 months from the remaining term of 339 months. Even with the higher market interest rate and the shorter term of the loan, the debt service coverage ratio was above 1.20x, which complied with the Bank’s current loan underwriting standards. This loan remained on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in March 2011, and therefore, the charge-off amount ($405,000) remained the same as in March 2011. However, the interest rate was reduced to 0%, as the loan had been charged-off.

During the December 2015 quarter, the balloon payment from the December 2012 renewal became due. As a result of the upcoming balloon payment, the Bank ordered new appraisals on the two properties. The Bank received the appraisals in October 2015, and the appraised value of the properties increased to $773,000 from $730,000 in December 2012. The Bank also reviewed the cash flow from updated financials of the borrowers and co-borrowers. After this review and based on the increase in value of the properties, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A Loan was renewed at the market interest rate of 5.50%, with no increase in the principal balance ($421,000). The term of the loan was renewed at 288 months. This loan remained on accrual (because of its sufficient payment history) and classified as watch. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in December 2012, and therefore, the charge-off amount ($405,000) remained the same as in December 2012. The interest rate remained at 0%, as the loan had been charged-off.

•	Loan Relationship H. At March 31, 2016 and June 30, 2015, Loan Relationship H was comprised of three loans having an aggregate carrying value of $912,000 and $941,000, respectively. At March 31, 2016, two of the loans, a Note A loan (Loan H-1) and a Note B loan, had an aggregate carrying value of $700,000 and $710,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family rental dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At March 31, 2016 and June 30, 2015, Loan H-1 is classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan H-1 was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At March 31, 2016 and June 30, 2015, the balance of Loan H-2 was $212,000 and $232,000, respectively. Loan H-2 is secured by a first lien on the single-family owner occupied dwelling on 11.36 acres mentioned above. The borrowers are a husband and wife who are the principals in the limited liability company mentioned above. At March 31, 2016 and June 30, 2015, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table.

At March 31, 2016, Loan H-1 was performing in accordance with its terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of the Note A loan (Loan H-1) and the Note B loan follows.

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

During the September 2015 quarter, the balloon payment from the September 2012 renewal became due. As a result of the upcoming balloon payment, the Bank ordered new appraisals on the 18-unit apartment complex and the single-family rental dwelling. The Bank received new appraisals on the 18 unit apartment complex and the single-family rental dwelling in September 2015. In addition, the Bank used the June 2014 value of the 6.3 acre tract of land. The total appraised value of the three properties increased to $1,048,000 as compared to the $978,000 total appraised value in June 2012. The Bank also reviewed the cash flow from updated financials of the borrower and co-borrowers. After this review and based on the increase in value of the properties, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan (Loan H-1) was renewed at the market interest rate of 5.00%, using a 1/1 ARM, with a 5% floor rate, and with no increase in the principal balance ($710,000). The term of the loan was renewed at 324 months. This loan was put on accrual (because of its sufficient payment history) and classified as watch. There was no increase in the principal balance ($515,000) of the Note B loan from that loan’s prior restructuring in September 2012, and therefore, the charge-off amount ($515,000) remained the same as in September 2012. The interest rate remained at 0%, as the loan had been charged-off.

•	Loan Relationship J. At March 31, 2016, this Loan Relationship was comprised of one loan having an aggregate carrying value of $769,000. At June 30, 2015, this Loan Relationship was comprised of two loans having an aggregate carrying value of $1.6 million. At March 31, 2016 and June 30, 2015, Loan J-1 had an aggregate carrying value of $0 and $775,000, respectively. During the quarter ended March 31, 2016, the borrower paid off the carrying value of Loan J-1 and $161,000 previously charged off on this loan, resulting in a recovery of $161,000. Also, the borrower was able to pay $45,000 toward the interest amount that was owed, resulting in an increase in interest income of $45,000. Thus, the Bank realized no further loss on Loan J-1. Loan J-1 had been secured by a first mortgage on a nonresidential real estate property located on 2.17 acres of land and an additional 1.753 acre tract of land that is contiguous to the nonresidential real estate and is zoned for commercial development. Two of the Loan J-1 borrowers were corporate entities, each of whose principals individually signed as co-borrowers. At March 31, 2016 and June 30, 2015, Loan J-2 had an aggregate carrying value of $769,000 and $780,000, respectively. Loan J-2 is secured by a first mortgage on six one-to four-family non –owner occupied residential properties and an 80 acre tract of land. One of the Loan J-2 borrowers is a corporate entity whose principal individually signed as a co-borrower. Because Loan J-1 was paid off during the March 31, 2016 quarter, it is not included in the table in “Nonaccrual, Nonresidential Real Estate” and is not classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table at March 31, 2016 . At June 30, 2015, Loan J-1 was included in the table in “Nonaccrual, Nonresidential Real Estate” and was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At March 31, 2016 and June 30, 2015, Loan J-2 is not included in the Nonaccrual table and was classified as “One-to Four-Family Non Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. At March 31, 2016, Loan J-2 was performing in accordance with its original terms. A more detailed history of Loan J-1 follows.

During the quarter ended June 30, 2013, the co-borrowers of Loan J-1 approached the Bank and advised it that the entity buying the nonresidential real estate portion of this property on land contract was vacating the premises. The contract buyers also stated they were unable to make the contract loan payments. The co-borrowers had been using the payments from this land contract to make loan payments to the Bank. The Bank ordered an independent appraisal of the nonresidential real estate and the contiguous 1.753 acre tract of land. The appraised value, received in June 2013, totaled $1.1 million, $720,000 for the nonresidential real estate property~~,~~ and $390,000 for the 1.753 acre tract of land. This was a decrease from the April 2007 aggregate appraised value of $1.6 million. During the quarter ended June 30, 2013, it was determined that the co-borrowers were able to pay $1,550 per month for the monthly real estate taxes and $3,450 for the monthly loan payment on Loan J-1. Therefore, in the June 30, 2013 quarter, Loan J-1, with a carrying value of $869,000, net of the charge off amount of $161,000, was put on nonaccrual and classified as substandard and was reported as a TDR. The carrying value and the charge off amount were determined by an impairment analysis using 80% of the appraised value of the nonresidential real estate plus 75% of the appraised value of the 1.753 acre tract of land. Subsequent to June 30, 2013, the borrowers signed a purchase agreement with an unrelated third party for the nonresidential real estate property at a sales price that would enable any unpaid principal balance to be fully collateralized by the remaining 1.753 acre tract of land. During the quarter ended March 31, 2014, the purchase agreement expired and the potential purchaser determined not to purchase the property. During the quarter ended March 31, 2015, the Bank entered into discussions with the co-borrowers about increasing the payments paid each month on Loan J-1 and the fact that this property had not been sold after several promising leads. Subsequent to the quarter ended March 31, 2015, the Bank entered into a forbearance agreement with the borrower and co-borrowers. Basically, the terms of this agreement were that increasing principal and interest payments would be made over 13 months, beginning with the June 2015 payment. Also, all monthly escrow payments would continue to be made. Also, the maturity date for this loan was June 30, 2016. If the loan would be paid off before the new maturity date, there would be a discounted payoff, but the Bank would experience no additional loss to the loan’s carrying value by any such discounted payoff.  Loan Relationship J will not be included in the loan narratives going forward.

•	Loan Relationship K. At March 31, 2016, this Loan Relationship was comprised of five loans having an aggregate carrying value of $626,000. At June 30, 2015, this Loan Relationship was comprised of seven loans having an aggregate carrying value of $1.4 million. At March 31, 2016 and June 30, 2015, two of the loans, a Note A loan (Loan K-1) and a Note B loan, had an aggregate carrying value of $0 and $724,000, respectively. During the quarter ending March 31, 2016, the borrower paid down the carrying value of the Note A loan (Loan K-1) by $525,000. The remaining carrying value of $193,000 was charged-off through a reduction to the general valuation allowance. The borrower and the four co-borrowers executed a forbearance agreement to repay the $193,000 over a 15 year period, secured by two 1-4 family rental properties and the principal residence of the co-borrowers. The balance of the Note B loan, which was previously charged off, was released. Loan K-1 was secured by 11 one-to four-family non-owner occupied properties and one multi-family property. At March 31, 2016 and June 30, 2015, Loan K-2 had an aggregate carrying value of $215,000 and $235,000, respectively. Loan K-2 is secured by a first mortgage on the principal residence of two of the individual co-borrowers. At March 31, 2016 and June 30, 2015, Loan K-3 had an aggregate carrying value of $5,450 and $0, respectively. Loan K-3 is a home equity line of credit secured by a second mortgage on the principal residence of two of the individual co-borrowers. At March 31, 2016 and June 30, 2015, Loan K-5 had an aggregate carrying value of $123,000 and $125,000, respectively. Loan K-5 is secured by a first mortgage on the principal residence of the two individual co-borrowers. At March 31, 2016 and June 30, 2015, Loan K-6 had an aggregate carrying value of $153,000 and $179,000, respectively. Loan K-6 is secured by a UCC-1 filing and a second mortgage on the principal residence of the two individual co-borrowers. At March 31, 2016 and June 30, 2015, Loan K-7 had an aggregate carrying value of $130,000 and $134,000, respectively. Loan K-7 is secured by a first mortgage on a nonresidential property and a third mortgage on the principal residence of the two individual co-borrowers. One of the Loan K-1 co-borrowers was a corporate entity, each of whose principals, together with their respective spouses, was a co-borrower. Two co-borrowers of Loans K-2 and K-3 are individual co-signors. Loan K-5 co-borrowers are individually signed. One co-borrower of Loans K-6 and K-7 is a corporate entity whose principal, together with their spouse, is a co-borrower.

At March 31, 2016, Loan K-1 is not included in the table in “Accruing Restructured Loans”. At June 30, 2015, Loan K-1 is included in the table in “Accruing Restructured Loans”. At March 31, 2016 and June 30, 2015, Loans K-2, K-3, K-5, K-6, and K-7, are not included in the Nonaccrual table. At March 31, 2016, Loan K-1 was not classified as “Multi-Family, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At June 30, 2015 , Loan K-1 was classified as “Multi-Family Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At March 31, 2016 and June 30, 2015, Loan K-2 was classified as “One-to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. At March 31, 2016 and June 30, 2015, Loan K-3 was classified as “Consumer, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At March 31, 2016 and June 30, 2015, Loan K-5 was classified as “One-to Four-Family Owner-Occupied Mortgage, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At March 31, 2016 and June 30, 2015, Loan K-6 was classified as “Commercial and Agricultural, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At March 31, 2016 and June 30, 2015, Loan K-7 was classified as “Nonresidential Real Estate, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. At March 31, 2016, Loans K-2, K-3, K-5, K-6, and K-7, were performing in accordance with their original terms. A more detailed history of the Note A loan (Loan K-1) and the Note B loan follows.

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

During the quarter ended December 31, 2013, the Note A loan (Loan K-1) and a Note B loan, were restructured again utilizing the Note A/B split note strategy due to the balloon payment described above. Loan K-1 was renewed at the market interest rate of 5.50%, with no increase in the principal balance ($809,000), with a three year balloon payment. This loan was put on accrual (because of its sufficient payment history), classified as substandard, and reported as a TDR. There was no increase in the principal balance ($415,000) of the Note B loan from that loan’s prior restructuring in December 2011, and therefore, the charge-off amount ($415,000) remained the same as in December 2011. The interest rate remained at 0%, as the loan had been charged-off. In March 2014, the borrowers sold one of the rental properties and the net proceeds of $65,000 were applied to Loan K-1, reducing the loan’s principal balance to $739,000. Also, in the December 31, 2013 quarter, Loan K-4 was paid in full. Loan Relationship K will not be included in the loan narratives going forward.

•	Loan Relationship M. At March 31, 2016 and June 30, 2015, Loan Relationship M was comprised of two loans having an aggregate carrying value of $1.3 million and $1.7 million, respectively. At March 31, 2016 and June 30, 2015, Loan M-1 had an aggregate carrying value of $704,000 and $884,000, respectively. At March 31, 2016 and June 30, 2015, Loan M-2 had an aggregate carrying value of $624,000 and $798,000, respectively. The loans are secured by a first mortgage on two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and stepmother of one of the co-borrowers. At March 31, 2016 and June 30, 2015, Loans M-1 and M-2 are included in the table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. During the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers, pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year, beginning in 2015. The maturity date for these loans is now October 1, 2018. Loans M-1 and M-2 were performing in accordance with their restructured terms at March 31, 2016. A more detailed history of Loan Relationship M follows.

Loan M-1 originated in December 2007 and Loan M-2 originated in July 2009, each with a 20 year term. Under each loan’s terms, payments were due from April through December of each year; no payments were required in January, February and March of each year. Due to reduced cash flows resulting from inclement weather, in December 2013 the co-borrowers advised the Bank that they would pay the amounts due for November and December 2013 in February and March 2014, respectively. Due to the continuation of the severe winter weather and resultant reduced cash flows, the borrowers were unable to make the November and December 2013 payments that the borrowers had stated would be paid in February and March 2014, and were unable to make the real estate tax payment due during the period ended March 31, 2014. As a result of the failure to make the November and December 2013 payments and the borrowers’ failure to pay real estate taxes, the Bank had both properties appraised. The appraisals were received in March 2014 and reflected an aggregate decrease in value of approximately $500,000 as compared to their March 2009 appraised value. Based on the new appraised value, there was no known loss to the Bank. The Bank also performed an impairment analysis on each loan in March 2014 resulting in an aggregate impairment of $41,000. In March 2014, the Bank and the co-borrowers agreed to a revised repayment plan to bring all payments then due, and real estate taxes due, but not paid during the period ended March 31, 2014, current by July 31, 2014. At June 30, 2014, an impairment analysis was performed. The impairment analysis showed that no further impairment was needed on either Loan M-1 or Loan M-2.

At September 30, 2014, the borrowers had successfully complied with the revised payment plan agreement from March 31, 2014 and both loans were current. Additionally, the real estate taxes due during the March 31, 2014 quarter were paid. However, at September 30, 2014, the real estate taxes that were due in July 2014 had not been paid. At December 31, 2014, due to cash flow issues caused by inclement weather during the quarter, the real estate taxes that were due in July 2014 were still not paid~~,~~ and the loan payments due for October, November, and December 2014 were not paid. The Bank met with the husband and wife co-borrowers during the December 31, 2014 quarter. The co-borrowers advised the Bank that they would not be able to make the past due payments and the past due real estate taxes because of the inclement weather during the quarter, until the golf season opened in the spring of 2015. Because of these developments, the Bank performed another impairment analysis of these two loans. While the appraisals of the properties showed no need for an impairment, the Bank further analyzed the cash flow of the golf courses. After this analysis, the Bank determined that an impairment of $466,000 was needed and a charge-off of $466,000 was established for this loan relationship through a charge-off to the general allowance. During the quarter ended March 31, 2015, the Bank entered into further discussions with the co-borrowers about another revised payment plan. As stated above, during the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers. An impairment analysis was performed for the quarter ended June 30, 2015. The impairment analysis showed that no further impairment was needed on either Loan M-1 or M-2. For the quarter ended December 31, 2015, because there was still the partial escrow payment due for the October 2015 escrow payment, the Bank performed another impairment analysis. Even though the partial escrow payment was paid subsequent to the December 31, 2015 quarter, and the appraisals of the properties indicated no further impairment was needed, the Bank reviewed the observable market price of the properties and determined that an additional impairment for this relationship was needed and an additional charge-off of $250,000 was established for this relationship through a charge-off to the general allowance.

Because there had not been an updated appraisal since the March 2014 quarter, the Bank ordered and received new appraisals on all of the collateral securing this Loan Relationship during the March 2016 quarter. The new appraisal on one of the golf courses decreased to $1.1 million from $1.2 million. The new appraisal on the other golf course decreased to $1.4 million from $1.6 million. The new appraisal on the approximately 25 acre tract of land increased to $100,000 from $95,000. The new appraisal for the principal residence of two of the individual co-borrowers increased to $165,000 from $150,000. Also during the March 2016 quarter, the husband and wife principals of the two corporate entities informed the Bank that they were not going to open the golf course that appraised for $1.1 million for the 2016 golf season and that they are going to attempt to sell the property as a land development project. Subsequent to the end of the March 2016 quarter, the Bank was informed that one of the co-borrowers had passed. She was the wife of one of the co-borrowers and the stepmother of one of the other co-borrowers who is one of the two principals of the corporate entities. The Bank will monitor the cash flow of the other golf course over the next three quarters and determine if a further impairment needs to be established.

•	Loan Relationship N. At March 31, 2016 and June 30, 2015, Loan Relationship N was comprised of four loans having an aggregate carrying value of $680,000. At March 31, 2016 and June 30, 2015, Loan N-1 had an aggregate carrying value of $252,000. Loan N-1 is secured by a single family, non-owner occupied property located on 13 acres, and by another single family, non-owner occupied property on a .52 acre lot. At March 31, 2016 and June 30, 2015, Loan N-2 had an aggregate carrying value of $135,000. Loan N-2 is secured by land, on which there is a 16 lot residential development. At March 31, 2016 and June 30, 2015, Loan N-3 had an aggregate carrying value of $222,000. At March 31, 2016 and June 30, 2015, Loan N-4 had an aggregate carrying value of $72,000. Loan N-3 and Loan N-4 are secured by a single family non-owner occupied property, located on 51 acres, with Loan N-3 being the first mortgage on this property and Loan N-4 being a home equity line of credit secured by a second mortgage on this property. The borrower of Loan N-1 is a corporate entity, each of whose principals, along with their spouses, have individually signed as a co-borrower. The borrower of Loan N-2 is a corporate entity, with one of the principals individually signed as a co-borrower, together with his wife and parents. The borrowers of Loans N-3 and N-4 are a husband and wife who are also co-borrowers on Loans N-1 and N-2. Loans N-1 and N-3 are included in the table in “Nonaccrual, one- to-four Family, Non-owner Occupied” Loans as of March 31, 2016 and June 30, 2015. Loan N-2 is included in the table in “Nonaccrual, Land loans” as of March 31, 2016 and June 30, 2015. Loan N-4 is included in the table in “Nonaccrual, Consumer loans” as of March 31, 2016 and June 30, 2015. In the “Credit Risk Profile by Internally Assigned Grade” table, Loans N-1 and N-3 are classified as “One-to-Four Family, Non-owner Occupied, Substandard” at March 31, 2016 and June 30, 2015. Loan N-2 is classified as “Land, Substandard” at March 31, 2016 and June 30, 2015. Loan N-4 is classified as “Consumer, Substandard” at March 31, 2016 and June 30, 2015. These loans were not performing in accordance with their original terms at March 31, 2016. A more detailed history of Loan Relationship N follows.

Loan N-1 originated in March 2009 to purchase a 13 acre tract of land on which there was a single family residence. This loan was secured by this property and an additional single family residence on a one acre lot. The house and one acre of the 13 acre tract, on which the house was located, was to be sold, with the remaining 12 acres utilized for residential development. The original appraised value of the house and 13 acres was $283,000. The additional single family residence on a one acre tract was destroyed by fire in December 2013. Before its destruction, the appraised value of that collateral was $105,000. A separate single-family residence on a .52 acre tract of land was substituted as collateral for the destroyed property. This replacement property was owned by one of the Loan N-1 principal borrowers and his father. The value of this replacement property was $135,000 based on an appraisal dated February 2014. This loan had a market rate of interest with monthly interest only payments and an original term of one year. The loan was renewed for an additional five years in 2010, with a maturity date of March 2015. Before the March 2015 maturity date, because of market conditions, the borrower was unable to sell the single family residence and one acre lot, and was also unable to develop the additional 12 acres for residential development. In the December 2014 quarter, the borrower was not able to make the monthly payments due to difficulties with other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. Because the loan became 90 days delinquent in the December 2014 quarter, the Bank reappraised all of the properties securing Loan N-1 in December 2014. The appraised value of all properties totaled $352,500, compared to the original appraised aggregate value of $418,000. The Bank is in regular contact with the borrower and co-borrowers of Loan N-1, and the borrower continues to try to sell the properties. However, in October 2015 a foreclosure action was filed due to the ongoing delinquency and continued nonpayment of this loan. A sheriff sale date had been scheduled for April 2016. However, subsequent to the end of the March 31, 2016 quarter, because the borrowers in this Loan Relationship had signed purchase agreements on several properties in this Loan Relationship, the Bank agreed to delay the sheriff sale so that these properties could be sold.

Loan N-2 originated in November 2012 to refinance two existing loans the Bank made that were secured by a 19 lot residential development. This loan had a market rate of interest with monthly interest only payments. The original term of this loan was three years, with a maturity date of December 2015. Proceeds from the sale of the lots were to be used to repay the loan. This property appraised for $483,000 in 2012. During the previous two years, the borrower was able to sell two of the 19 lots. The Bank obtained an updated appraisal of the remaining 17 lots in December 2014. The updated appraised value was $300,000. In the June 30, 2015 quarter, the borrower sold another lot and the Bank applied the net proceeds to the loan balance. An updated appraisal on the remaining 16 lots was received in July 2015. The updated appraised value was $274,000. Because of market conditions, the borrower was not able to sell the lots in a timely manner. In the December 2014 quarter, the borrower was not able to make the monthly payments due to other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrower and co-borrowers of Loan N-2 and the borrower continues to try to sell the properties. However, in October 2015 a foreclosure action was filed due to the ongoing delinquency and continued nonpayment of this loan. A sheriff sale date had been scheduled for April 2016. However, subsequent to the end of the March 31, 2016 quarter, because the borrowers in this Loan Relationship had signed purchase agreements on several properties in this Loan Relationship, the Bank agreed to delay the sheriff sale so that these properties could be sold.

Loan N-3 and Loan N-4 were originated in April 2007 and June 2008, respectively. The purpose of Loan N-3 was to refinance and purchase an additional 33 acres of adjoining property. Loan N-4, an equity line of credit, was used to buy a single family rental property. Loans N-3 and N-4 are secured by the same property, a single family, non-owner occupied residence and 50.57 acres of land. This property appraised for $405,000 in March 2007 and $406,000 in February 2008. In the December 2014 quarter, the borrowers were not able to make the monthly payments, mainly because of other business ventures of the borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. Because the loan went 90 days delinquent in the December 2014 quarter, the Bank updated the appraisal on this property. The updated appraised value was $378,000 compared to the $406,000 appraised value in February 2008. The Bank is in regular contact with the borrowers of Loans N-3 and N-4 and the borrowers continue to try to sell the property. However, in October 2015 a foreclosure action was filed due to the ongoing delinquency and continued nonpayment of this loan. A sheriff sale date had been scheduled for April 2016. However, subsequent to the end of the March 31, 2016 quarter, because the borrowers in this Loan Relationship had signed purchase agreements on several properties in this Loan Relationship, the Bank agreed to delay the sheriff sale so that these properties could be sold.

An impairment analysis for the March 31, 2016 quarter showed that no impairment was needed on Loans N-1, N-2, N-3, or N-4.

•	Loan Relationship O. At March 31, 2016 and June 30, 2015, this Loan Relationship consisted of three loans having an aggregate carrying value of $1.6 million. Two of the loans, a Note A loan (Loan O-1) and a Note B loan, had an aggregate carrying value of $723,000 and $734,000, respectively. Loan O-1 is secured by a first lien on a nonresidential retail strip center. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At March 31, 2016 and June 30, 2015, the Loan O-1 is included in the table as “Accruing Restructured Loans”, and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. As of September 30, 2011, Loan O-1 was put on accrual because of its sufficient payment history, but was still considered a TDR and thus continued to be classified as substandard. Loan O-1 was performing in accordance with its restructured terms. At March 31, 2016 and June 30 2015, the balance of Loan O-2 was $890,000 and $911,000, respectively. Loan O-2 is secured by a nonresidential, eight bay, retail strip center. Loan O-2 is not included in the table as “Accruing Restructured Loans” at March 31, 2016 and June 30, 2015. At March 31, 2016 and June 30, 2015, Loan O-2 was classified as “Nonresidential Real Estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. This loan was originated in December 2004, for the purchase of the land (which was an Other Real Estate Owned property of the Bank) and the construction of the eight bay, retail strip center. The original loan amount was $1,080,000 at a market rate of interest, based on a 3/3 ARM, for a 30 year term. In August 2013, the original loan was refinanced for $965,000, at a market rate of interest, based on a 5/1 ARM, for a 22 year term. The borrower, for the original loan and the refinanced loan, is a limited liability company and the four co-borrowers are the principals of the limited liability company. Three of the spouses of the four co-borrowers are also signed on the loan. On both the original loan and the refinanced loan, all seven co-borrowers were and are signed. Two of the co-borrowers of the loan O-2 are principals of the limited liability company for Loan O-1 described above. Loan O-2, both the original loan and the refinanced loan, did and has performed in accordance with its terms. A more detailed history of Note A loan (Loan O-1) and the Note B loan follows.

In June 2006, Loan O-1 was originated and comprised of one loan for $1.1 million. In the June 2010 quarter, the co-borrowers approached the Bank and said that the anchor tenant was vacating the retail strip center. Independent appraisals were ordered and received, and reflected the value of the property had decreased to a value of $900,000 from the value of $1.4 million in June 2006. A specific valuation allowance was established for $360,000 to reduce the net carrying value down to $720,000, or 80% loan to value. In the March 2011 quarter, the co-borrowers again approached the Bank and stated that even though they had been able to replace the anchor tenant, the lease amount that they were receiving was 20% less than the previous tenant. A new appraisal was ordered and received in the March 2011 quarter, and reflected the value of the property had decreased to a value of $828,000 from the value of $900,000 in June 2010. The Bank reviewed the present value of future cash flow of this property and the one loan was restructured using the Note A/B split note strategy. Based on the present value of future cash flow of the property, the Note A loan (Loan O-1) was for $810,000, with a below market rate of interest of 2%, for a 30 year term, and a two year balloon payment. The carrying value of the A loan (Loan O-1) continued on nonaccrual and a classification of substandard, but was also reported as a TDR. The Note B loan was for $360,000 (inclusive of the $360,000 specific valuation allowance established in June 2010) and was charged-off. In September 2011, because there were six consecutive payments made and the cash flow of the property from updated financial information indicated that the debt service coverage ratio was adequate, the loan was placed on accrual. However, because of the below market interest rate, an impairment of $28,750 was established. During the March 2013 quarter, the balloon payment from the March 2011 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated March 2013 showed a value of $825,000, a decrease of $3,000 from the value of $828,000 in the March 2011 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The loan amount for the A loan (Loan O-1) was decreased to $761,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 30 year term, and a three year balloon payment. This loan was placed on accrual (because of its sufficient payment history). However, the classification remained substandard and the loan was still reported as TDR. Also, because this loan now had a market rate of interest, the impairment amount of $28,750 was removed. The Note B loan was for $376,000 (inclusive of the $366,000 charge-off from March 2011) and was charged-off. During the March 31, 2016 quarter, the balloon payment from the March 2013 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated February 2016 showed a value of $870,000, an increase of $45,000 from the value of $825,000 in the March 2013 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having a one year balloon payment. The loan amount for the A loan (Loan O-1) was decreased to $723,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 27 year term, and a one year balloon payment. This loan was placed on accrual (because of its sufficient payment history). However, the classification remained substandard and the loan was still reported as TDR. There was no increase in the principal balance ($376,000) of the Note B loan from that loan’s prior restructuring in March 2013, and therefore, the charge-off amount ($376,000) remained the same as in March 2013. The interest rate remained at 0%, as the loan had been charged-off.

•	Loan Relationship P. At March 31, 2016, this Loan Relationship had no carrying value as during the March 2016 quarter the borrower paid off the $408,000 carrying value of Loan P-1, plus $16,000 in interest income and fee reimbursement. The Bank charged-off an additional $25,000 on this Loan Relationship. At June 30, 2015, this Loan Relationship was comprised of two loans (Loan P-1 and Loan P-2) having an aggregate carrying value of $2.5 million. At June 30, 2015, Loan P-1 had a carrying value of $2.0 million. Loan P-1 was secured by a first mortgage on an 18 hole golf course, including a club house and a reception center, located in Dearborn County, Indiana. Until the December 31, 2015 quarter, Loan P-1 was also secured by eight 4-Family units located in Cincinnati, Ohio. The Bank had a first mortgage (Loan P-2) on these eight 4-Family units as described below for Loan P-2. The borrower for Loan P-1 was a limited liability company and the two co-borrowers are the principals of the limited liability company. At March 31, 2016 and June 30, 2015, Loan P-2 had an aggregate carrying value of $0 and $478,000, respectively. Loan P-2 was secured by a first mortgage on eight 4-Family units located in Cincinnati, Ohio. The borrower was a limited liability company and the one co-borrower was the principal of the limited liability company. This co-borrower is also one of the two co-borrowers for Loan P-1. At March 31, 2016, Loan P-1 is not included in the tabled in “Accruing Restructured Loans” and was not classified as “Nonresidential real estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At June 30, 2015, Loan P-1 is included in the table in “Accruing Restructured Loans”, and was classified as “Nonresidential real estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At June 30, 2015, Loan P-2 is not included in the Nonaccrual table and was classified as “Multi-Family, Pass” in the “Credit Risk Profile by Internally Assigned Grade” table. During the quarter ending December 31, 2015, the one co-borrower who is a co-borrower for Loan P-1 and P-2, refinanced Loan P-2 with another bank, paid off Loan P-2, and paid approximately $1.2 million to the principal balance of Loan P-1. Additionally, the co-borrower borrowed $250,000 from private investors and applied the $250,000 to further reduce the principal balance of Loan P-1. Due to these reductions in the principal balance of Loan P-1, the Bank discounted the principal balance of Loan P-1 by $75,000. A more detailed history of Loan P-1 follows.

In December 2009, Loan P-1 consisted of two loans. The first loan was for $1.6 million and was used to purchase the 18 hole golf course, club house, and reception center, discussed above, from Real Estate Management Holdings, LLC, a subsidiary of the Bank. The second loan was for $150,000, a line of credit to be used for working capital for the golf course. The borrower for both loans was a limited liability company and the two co-borrowers were the principals of this limited liability company, that were discussed above. The co-borrowers had been managing the golf course for the subsidiary of the Bank since it had been acquired at a foreclosure sale by the Bank in June 2008. The co-borrowers also owned and operated another golf course in Cincinnati, Ohio. The first loan and second loan were secured by the golf course, club house, reception center, equipment, furniture, fixtures, etc. Both loans were also secured by a second mortgage on ten 4-Family units. In December 2009, the golf course appraised for $1.9 million. In December 2009, the ten 4-Family units appraised for $2.8 million, with a first mortgage of $1.2 million. The first loan had a below market interest rate, and a $200,000 impairment reserve was established. The payments were interest only and there was a three year balloon payment. This loan was placed on accrual because the cash flow indicated all payments could be made. However, because of the below market interest rate, this loan was considered a TDR and classified as substandard. The second loan had the same security as the first loan, had a market rate of interest that adjusted monthly, interest only payments, and a three year balloon payment. This loan was placed on accrual, not considered a TDR, but classified as substandard. In March 2011, the co-borrowers approached the Bank about borrowing an additional $200,000 for improvements to the golf course. The security of this loan was the same as the security for the two loans described in this paragraph. This loan had a below market interest rate, interest only payments, and a two year balloon payment. This loan was placed on nonaccrual, considered a TDR, and classified as substandard. During the December 2012 quarter, the balloon payments from the two loans made in 2009 and the one loan made in April 2011 became due and the Bank ordered new appraisals. The appraisal on the golf course decreased to $1.6 million as compared to the $1.9 million appraisal in November 2009. As far as the ten 4-Family units, in June 2010, two of the ten 4-Family units were sold for $700,000, with $620,000 being paid down on the principal balance of Loan P-2, leaving a loan balance of $523,000. Therefore, the remaining eight 4-Family units appraised for $2.3 million in the December 2012 quarter. The Bank also reviewed the cash flow from updated financials received from the borrower. After this review and based on the values of the properties securing these loans, the Bank combined the three loans (the $1.6 million loan, the $150,000 loan, and the $200,000 loan) in to one loan of $2.0 million. This new loan had a below market interest rate and a $120,000 impairment reserve was established. The payments were interest only and there was a three year balloon payment. This loan was placed on accrual (because of its sufficient payment history), considered a TDR, and classified as substandard. The balloon payment for Loan P-1 came due in December 2015. In numerous discussions with the co-borrowers leading up to the December 2015 balloon payment date, the Bank stated that the loan would not be renewed under the present interest rate and terms. Therefore, the co-borrowers took the actions described in the first paragraph of this narrative. Loan Relationship P will not be included in the loan narratives going forward.

The following table summarizes all Note A/B format loans at March 31, 2016:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$89	$20	$109	1	1
Nonresidential real estate	1,082	482	1,564	2	2
Multi-family residential real estate	1,117	920	2,037	2	2

Total (1)	$2,288	$1,422	$3,710	5	5

____________________

(1)	Included in this total are an aggregate of $1.1 million comprised of Note A loans and $920,000 comprised of Note B loans that are included in the discussion of Loan Relationships F and H.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At March 31, 2016
	Loan Status		Total
(in thousands)	Loan Status Accrual	Nonaccrual	Unpaid Principal Balance	Related Allowance	Recorded Investment	Number of Loans	Average Recorded Investment
One- to four-family residential real estate	$1,617	$330	$1,947	$--	$1,947	20	$1,994
Multi-family residential real estate	--	--	--	--	--	2	481
Nonresidential real estate	723	1,329	2,052	--	2,052	5	3,416

Total	$2,340	$1,659	$3,999	$--	$3,999	27	$5,891

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2016		Nine Months Ended March 31, 2016
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$5,945	32	$7,854	32
Additions to TDR	--	--	--	--
Charge-offs	--	--	(325)	--
Removal of TDRs	(1,923)	(5)	(1,923)	(5)
Impairment Reversal	--	--	120	--
Payments	(23)	--	(1,727)	--
Ending balance	$3,999	27	$3,999	27

Loans that were included in TDRs at March 31, 2016 and June 30, 2015 were generally given concessions of interest rate reductions of between 25 and 300 basis points. Ten of these loans, having an aggregate carrying value of $2.3 million at March 31, 2016, also have balloon payments due at the end of their lowered interest rate period. At March 31, 2016, there were 21 loans with an aggregate carrying value of $3.8 million with required principal and interest payments and one loan with an aggregate carrying value of $175,000 with required interest only payments. The remaining five loans that were restructured into the Note A/B split note format, representing the B notes which had zero carrying value at March 31, 2016 and are due at maturity. At June 30, 2015, there were 23 loans with an aggregate carrying value of $5.8 million with required principal and interest payments and two loans with an aggregate carrying value of $2.2 million with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at June 30, 2015 and are due at maturity.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At March 31, 2016	At June 30, 2015
	(In thousands)
Special mention assets	$3,616	$4,086
Substandard assets	6,374	11,588
Total classified assets	$9,990	$15,674

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at March 31, 2016 and at June 30, 2015.

At March 31, 2016:

	Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total

Grade:
Pass	$128,702	$32,883	$8,030	$13,599	$52,649	$892	$9,828	$246,583
Watch	2,900	859	4,845	2,065	7,585	145	779	19,178
Special mention	333	170	131	--	2,092	890	--	3,616
Substandard	2,691	455	938	--	2,142	148	--	6,374
Total	$134,626	$34,367	$13,944	$15,664	$64,468	$2,075	$10,607	$275,751

At June 30, 2015:

	Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Land	Commercial and Agricultural	Total

Grade:
Pass	$120,311	$33,016	$7,352	$16,167	$35,333	$1,867	$7,442	$221,488
Watch	4,371	1,219	5,479	2,405	6,949	77	1,757	22,257
Special mention	805	187	142	--	2,062	890	--	4,086
Substandard	3,237	458	995	724	6,023	151	--	11,588
Total	$128,724	$34,880	$13,968	$19,296	$50,367	$2,985	$9,199	$259,419

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At March 31, 2016		At June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$419	$361	$640	$523
Consumer	67	20	238	187
One- to four-family mortgage – nonowner-occupied	--	--	188	37
Multi-family mortgage	--	--	--	--
Nonresidential real estate mortgage – commercial and office buildings	--	--	--	--
Land	--	--	--	--
Commercial and agricultural	--	--	3	--

Total	$486	$381	$1,069	$747

The following table illustrates the changes to the allowance for loan losses for the three and nine months ended March 31, 2016:

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2016:	$1,310	$418	$115	$333	$2,501	$13	$106	$4,796
Charge offs	(192)	(28)	--	--	(25)	--	--	(245)
Recoveries	16	135	1	1	264	--	--	417
Provision (credit)	260	(119)	1	(74)	(57)	(3)	44	52
Ending Balance:	$1,394	$406	$117	$260	$2,683	$10	$150	$5,020
Allowance for Credit Losses:
Balance, July 1, 2015:	$1,352	$517	$130	$474	$2,586	$16	$49	$5,124
Charge offs	(314)	(100)	--	--	(350)	--	--	(764)
Recoveries	38	182	28	1	266	--	4	519
Provision (credit)	318	(193)	(41)	(215)	181	(6)	97	141
Ending Balance:	$1,394	$406	$117	$260	$2,683	$10	$150	$5,020
Balance, Individually Evaluated	$--	$--	$--	$--	$--	$--	$--	$--
Balance, Collectively Evaluated	$1,394	$406	$117	$260	$2,683	$10	$150	$5,020
Financing receivables:
Ending balance	$134,626	$34,367	$13,944	$15,664	$64,468	$2,075	$10,607	$275,751

Ending Balance: individually
evaluated for impairment	$2,658	$455	$647	$--	$2,051	$148	$--	$5,959

Ending Balance: collectively
evaluated for impairment	$126,432	$31,274	$13,115	$15,664	$62,293	$1,904	$10,373	$261,055

Ending Balance: loans
acquired with deteriorated
credit quality	$5,536	$2,638	$182	$--	$124	$23	$234	$8,737

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At March 31,			At June 30,
	2016			2015
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,511	30.1%	53.8%	$1,482	28.8%	55.0%
Multi-family real estate	260	5.2	5.7	474	9.3	7.4
Nonresidential real estate	2,683	53.4	23.4	2,586	50.5	19.4
Land	10	.2	.8	16	0.3	1.2
Commercial & Agricultural	150	3.0	3.8	49	1.0	3.6
Consumer	406	8.1	12.5	517	10.1	13.4

Total allowance for loan losses	$5,020	100.0%	100.0%	$5,124	100.0%	100.0%

Total loans	$275,751			$259,419

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $23.2 million at March 31, 2016 and $18.5 million at June 30, 2015. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $86.5 million at March 31, 2016. Total securities classified as available-for-sale were $148.1 million at March 31, 2016. In addition, at March 31, 2016, we had the ability to borrow a total of approximately $60.4 million from the Federal Home Loan Bank of Indianapolis.

At March 31, 2016, we had $40.5 million in loan commitments outstanding, consisting of $5.9 million in mortgage loan commitments, $26.3 million in unused home equity lines of credit, $5.2 million in commercial lines of credit and $3.1 million in other loan commitments. Certificates of deposit due within one year of March 31, 2016 totaled $82.1 million. This represented 56.5% of certificates of deposit at March 31, 2016. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2015.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2016:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016 (unaudited)	(in thousands)
Common equity tier 1 risk-based capital	$59,012	21.65%	$12,266	4.5%	$17,741	6.5%
Tier 1 risk-based capital	59,012	21.65	16,354	6.0	21,805	8.0
Total risk-based capital	62,442	22.91	21,805	8.0	27,257	10.0
Tier 1 leverage	59,012	11.69	20,200	4.0	25,250	5.0

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

For the three and nine months ended March 31, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents the change in our net economic value of equity at December 31, 2015, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$81,488	$(5,966)	(6.82)%	17.62%
300	87,380	(74)	(0.08)%	18.40%
200	88,648	1,194	1.37%	18.19%
100	88,830	1,376	1.57%	17.75%
0	87,454	--	--%	16.98%
(100)	79,325	(8,129)	(9.30)%	15.01%

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2016, there were no repurchases of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

____________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: May 16, 2016	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date: May 16, 2016	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer