Form 10-K
period 2016-06-30
United Community Bancorp
filed 2016-09-27
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-54876

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of, “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2015 was $55.9 million. The number of shares outstanding of the registrant’s common stock as of September 27, 2016 was 4,198,143.

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

PART I

Item 1. Business

United Community Bancorp. United Community Bancorp, Inc. is an Indiana corporation (“United Community Bancorp” or the “Company”) that was incorporated in March 2011 to be the successor corporation to old United Community Bancorp (“Old United Community Bancorp”), the former stock holding company for United Community Bank (the “Bank”), upon completion of the mutual-to-stock conversion of United Community MHC, the former mutual holding company for United Community Bancorp. The mutual-to-stock conversion was completed on January 9, 2013. As part of the conversion, all outstanding shares of Old United Community Bancorp common stock (other than those owned by United Community MHC) were converted into the right to receive 0.6573 of a share of United Community Bancorp common stock resulting in 2,089,939 shares issued in the exchange without giving effect to cash distributed for fractional shares. In addition, a total of 3,060,058 shares of common stock were sold in the subscription and community offerings at the price of $8.00 per share, including 194,007 shares of common stock purchased by the United Community Bancorp Employee Stock Ownership Plan (the “ESOP”). As of June 30, 2016, United Community Bancorp had 4,198,143 shares outstanding. As a savings and loan holding company, United Community Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. On June 4, 2010, United Community Bank acquired three branches from Integra Bank National Association all of which are located in Ripley County, Indiana. At June 30, 2016, we had approximately $526.1 million in assets and $438.9 million in deposits. We operate as a community-oriented financial institution offering a wide menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to those of a full-service financial institution servicing the needs of consumer and commercial customers. United Community Bank attracts deposits from the general public and local municipalities and uses those funds to originate one- to four-family real estate, multi-family real estate and nonresidential real estate, construction, commercial and consumer loans. Generally, fixed-rate one- to four-family residential conforming loans with terms of more than ten years that we originate are sold in the secondary market with the servicing retained. Such sales generate mortgage banking income. The remainder of our loan portfolio is originated for investment. United Community Bank also maintains an investment portfolio. United Community Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and its deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation, referred to as the FDIC. United Community Bank is also a member of the Federal Home Loan Bank of Indianapolis.

UCB Real Estate Management Holdings, LLC. UCB Real Estate Management Holdings, LLC is a wholly-owned subsidiary of United Community Bank. The entity was formed for the purpose of holding real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. Real estate assets held totaled $70,000 as of June 30, 2016.

UCB Financial Services, Inc. UCB Financial Services, Inc., a wholly owned subsidiary of the Bank, was formed for a variety of purposes, but was primarily being used for the collection of commissions from a wealth management partner. In addition to the collection of commissions, during the current fiscal year, the Bank applied for, and received approval from the OCC to allow UCB Financial Services, Inc. to own and manage a portion of the Bank’s municipal bond portfolio.

Market Areas

We are headquartered in Lawrenceburg, Indiana, which is in the eastern part of Dearborn County, Indiana, along the Ohio River and part of the Greater Cincinnati MSA. We currently have five branches located in Dearborn County and three branches located in adjacent Ripley County. Dearborn and Ripley Counties represent our primary deposit markets. The primary sources of loan originations are existing customers, walk-in traffic, advertising, referrals from customers and other sources, and business development efforts. We advertise on television and radio and in newspapers that are widely circulated in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Accordingly, as our loan rates are competitive, we attract loans from throughout these counties. The economy of the region in which our current offices are located has historically been a mixture of light industrial enterprises and services. Since the mid-1990s, the economy in Lawrenceburg has been strengthened by the riverboat casino in Lawrenceburg whose presence has supported the development of retail centers and job growth as well as an increase in housing development. Located 20 miles from Cincinnati, Ohio, Dearborn and Ripley Counties have also benefited from the growth in and around Cincinnati and Northern Kentucky, as many residents commute to these areas for employment.

Dearborn and Ripley Counties’ road system includes eight state highways and three U.S. highways. The counties have two rail lines and port facilities due to the proximity of the Ohio River.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2015, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 41.4% of the deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the eight financial institutions with offices in Dearborn County, and 10.6% of the deposits in Ripley County, which was the fifth largest market share out of the ten financial institutions with offices in Ripley County. In addition, banks owned by large out-of-state bank holding companies such as Fifth Third Bancorp, PNC Bank and U.S. Bancorp also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our future growth. Nevertheless, while in recent years we have steadily decreased our reliance on municipal deposits, which decreased $3.0 million from June 30, 2015 to June 30, 2016, we continue to replace municipal deposits with core retail deposits, which increased $20.6 million during the same period.

Lending Activities

General. We originate loans primarily for investment purposes. Historically, our primary lending activity has been the origination of one- to four-family mortgage loans secured by homes in our local market area, particularly in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. A significant portion of this historical lending activity has been the origination for retention in our portfolio of adjustable-rate mortgage (“ARM”) loans collateralized by one- to four-family residential real estate located within our primary market area. The low interest rate environment that has persisted over the last few years has required that we augment adjustable rate originations with 10-year fixed rate loan originations. In order to further complement our traditional emphasis of one- to four-family residential real estate lending, significant segments of our loan portfolio consist of nonresidential real estate and land loans, multi-family real estate loans, commercial loans, agricultural loans, and consumer loans. Between 2006 and 2010, we increased and diversified our lending efforts in the metropolitan Cincinnati market area and, to a lesser extent, in Northern Kentucky and the Indiana counties outside of our local market area, particularly with respect to nonresidential and multi-family real estate lending. In June 2010, we implemented a strategy to deemphasize the origination of nonresidential real estate and multi-family real estate loans, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consequently, between June 2010 and the quarter ended December 31, 2013, our multifamily and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana had been limited to the renewal, refinancing and restructuring of these types of loans. During the quarter ended December 31, 2013 we reviewed the economic environment in our lending markets and implemented a controlled growth strategy to prudently increase commercial and commercial real estate lending, including in the Cincinnati and Northern Kentucky markets. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. As a result of the continued low interest rate environment during the past several years, a greater percentage of our one- to four-family loan originations consisted of fixed-rate one- to four-family mortgage loans. Our practice in recent years has generally been to (i) sell in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans on a servicing retained basis, without recourse to United Community Bank, and (ii) to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. While during a nine month period in the year ending June 30, 2015 we were holding 15-year fixed-rate loans; currently, we have no intention of changing our prior practice of selling our fixed-rate loan originations, although we may determine to change this practice in the future. Historically in higher interest rate environments consumer preference for adjustable rate mortgages has enabled us to originate such loans for our portfolio. Therefore, in a rising interest rate environment, we expect that a greater percentage of our loan originations will consist of adjustable-rate loans, which we generally retain in our portfolio. In the past, we have occasionally purchased loans and purchased participation interests in loans originated by other institutions to supplement our origination efforts. At June 30, 2016, loans serviced by United Community Bank for others totaled $68.9 million, resulting in $164,000 in servicing fee income during the year ended June 30, 2016. At June 30, 2015, loans serviced by United Community Bank for others totaled $64.9 million, resulting in $165,000 in servicing fee income during the year ended June 30, 2015. During the years ended June 30, 2016 and 2015, we sold $11.3 million and $6.3 million, respectively, of fixed-rate one- to four-family loans. As of June 30, 2016 and 2015, we had $783,000 and $160,000, respectively, of mortgage loans held for sale recorded at the lower of cost or fair value.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to ten years. Interest rates and payments on these adjustable-rate loans generally are based on the one-year constant maturity U.S. Treasury index (three-year constant maturity U.S. Treasury index in the case of three-year adjustable-rate loans) as published by the Federal Reserve Board in Statistical Release H.15. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap ranges from five to six percentage points over the initial interest rate of the loan. Our adjustable-rate one- to four-family mortgage loans generally do not provide for a decrease in the rate paid below the initial contract rate. The inability of our residential real estate loans to adjust downward below the initial contract rate can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings and equity value resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.

ARM loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Decreasing interest rates could result in a downward adjustment of the contractual interest rates, subject to interest rate floor, resulting in lower interest income. At June 30, 2016, 36.1% of our loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

We generally do not make conventional one-to-four family real estate loans with loan-to-value ratios exceeding 80% without requiring private mortgage insurance We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance and flood insurance for loans on properties located in a flood zone before closing the loan.

We do not offer, and have not previously offered, subprime, Alt-A, low-doc, no-doc loans or loans with negative amortization and generally do not offer interest-only loans.

At June 30, 2016, we had $143.0 million in One-to four-family real estate loans outstanding, or 52.2% of total loans.

Multi-Family Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family real estate. Our multi-family real estate loans are generally secured by apartment buildings within and outside our primary market area. At June 30, 2016, approximately 52.3% of our multi-family real estate loans were secured by properties located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana, 100% of which were in the Cincinnati and Northern Kentucky markets. In June 2010, we implemented a strategy to deemphasize the origination of nonresidential real estate and multi-family real estate loans, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced significant financial difficulties during the recent economic downturn, which resulted in the Bank incurring losses and being required to devote a significant amount of management’s time and energy to overseeing these relationships. Consequently, between June 2010 and the quarter ended December 31, 2013, our multi-family and nonresidential real estate lending origination activity outside of, and to a lesser extent within, Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana was limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy, we amended our loan policy to reduce our concentration limits for multi-family real estate loans to 75% of the sum of tier 1 risk-based capital plus our allowance for loan losses. During the quarter ended December 31, 2013 we reviewed the economic environment in our lending markets and implemented a controlled growth strategy to prudently increase multi-family and nonresidential real estate lending, including in the Cincinnati and Northern Kentucky markets. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios. At June 30, 2016, none of the nonperforming assets were multi-family residential real estate loans. For additional information regarding our troubled debt restructurings, controlled growth strategy and our multi-family residential lending, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “–Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income” and “ – Risk Management – Analysis of Nonperforming Assets.”

These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. Our portfolio primarily includes adjustable-rate multi-family real estate loans with terms up to 30 years. Amortization periods for loans originated since 2014 typically do not exceed 25 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread, or the one, three, or five year US Treasury index as published by the Federal Reserve Board in Statistical Release H.15, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Our adjustable-rate multi-family loans generally do not provide for a decrease in the rate paid below the initial contract rate. Loans are secured by first mortgages that generally do not exceed 80% of the lesser of the property’s appraised value or the purchase price, the maximum amount of which is limited by our in-house loans to one borrower limit, which currently is $6.4 million. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers or guarantors on the loan. Environmental reports are generally required for all multi-family loans.

Loans secured by multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. A primary concern in multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor project and global cash flows on multi-family real estate loans, we typically require borrowers, co-borrowers, and guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family real estate loan, we consider the net operating income of the property, the borrower’s character and expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.

At June 30, 2016, we had $16.0 million in multi-family real estate loans outstanding, or 5.8% of total loans. The largest outstanding multi-family real estate loan at such date had an outstanding balance of $6.1 million and is secured by multiple apartment buildings. This loan was performing in accordance with its original contractual terms at June 30, 2016.

Nonresidential Real Estate and Land Loans. We offer adjustable-rate mortgage loans secured by owner-occupied and non-owner occupied nonresidential real estate. Our nonresidential real estate loans are generally secured by commercial buildings. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate nonresidential real estate loans with terms up to 30 years. Amortization periods for loans originated since 2014 typically do not exceed 20 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread, or the one, three, or five year US Treasury index as published by the Federal Reserve Board in Statistical Release H.15, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value or the purchase price (70% for improved land only loans and 50% for unimproved land only loans), the maximum amount of which is limited by our in-house loans to one borrower limit, which currently is $6.4 million. When the borrower is a corporation, partnership or other entity, we may require that significant equity holders serve as co-borrowers or as personal guarantors of the loan. As of June 30, 2016, approximately $1.1 million, or 36.1%, of our nonperforming assets were nonresidential real estate loans. In June 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consequently, between June 2010 and the quarter ended December 31, 2013, our multi-family and nonresidential real estate lending origination activity outside of, and to a lesser extent within, Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana was limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy, we amended our loan policy to reduce our concentration limits for nonresidential real estate loans to 100% of the sum of tier 1 risk-based capital plus our allowance for loan losses. During the quarter ended December 31, 2013 we reviewed the economic environment in our lending markets and implemented a controlled growth strategy to prudently increase multi-family and nonresidential real estate lending, including in the Cincinnati and Northern Kentucky markets. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios. For additional information regarding our troubled debt restructurings, controlled growth strategy and our nonresidential real estate and land loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “ – Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.”

Loans secured by nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Our primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project or business. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor project, business and global cash flows on nonresidential real estate loans, we typically require borrowers, co-borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise and character, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the leases and the credit quality of the tenants. We may require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental reports are generally required for nonresidential real estate loans.

We also originate loans secured by unimproved property, including lots for single-family homes and for mobile homes, raw land, commercial property and agricultural property. The rates of our land loans are typically higher than our nonresidential and multi-family real estate loans. Loans secured by undeveloped land or improved lots generally involve greater risks than one- to four-family residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment. Loan amounts generally do not exceed 70% and 50% of the lesser of the appraised value or the purchase price for improved and unimproved land loans, respectively.

At June 30, 2016, we had $59.0 million in nonresidential real estate loans outstanding, or 21.5% of total loans, and $2.2 million in land loans outstanding, or 0.8% of total loans. At June 30, 2016, the largest outstanding nonresidential real estate loan had an outstanding balance of $5.1 million and was performing in accordance with its original contractual terms at that date. At June 30, 2016, our largest land loan, which was performing in accordance with its original terms at that date, had an outstanding balance of $890,000 and was secured by a commercial land development.

Construction Loans. We originate adjustable-rate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings and nonresidential properties (owner occupied and non-owner occupied) used for businesses. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually nine months for residential properties and 12 months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio not to exceed 80% without private mortgage insurance on residential construction and 80% on commercial construction at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will typically require an inspection and title update of the property before disbursement of funds during the term of the construction loan.

At June 30, 2016, we had $8.6 million of construction loans, or 3.1% of total loans.

At June 30, 2016, our largest residential construction loan was for $336,000, of which the entire balance was outstanding. At June 30, 2016, our largest commercial construction loan relationship was for $2.5 million, of which the entire balance was outstanding.

Commercial Loans. We make commercial business loans to professionals, sole proprietorships and small businesses primarily in our market area. We extend commercial business loans on an unsecured basis and secured basis, the maximum amount of which is limited by our in-house loans to one borrower limit.

We originate secured and unsecured commercial lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows. Commercial lines of credit are typically secured by business assets or nonresidential real estate and are adjustable-rate loans whose rates are based on the prime interest rate as published in The Wall Street Journal, plus a spread, and adjust monthly. Commercial lines of credit have maximum terms of one to five years, depending on the collateral. We also originate commercial lines of credit secured by marketable securities and unsecured lines of credit. Our commercial lines of credit typically require interest only payments to be paid on a monthly or quarterly basis.

We also originate secured and unsecured commercial loans. Secured commercial loans are generally collateralized by business assets, including accounts receivable, inventory, industrial/commercial machinery, equipment and furniture and fixtures, and also marketable securities. We originate both fixed-rate and adjustable-rate commercial loans with terms up to seven years for secured loans and up to three years for unsecured loans unless there is an adequate credit enhancement to the loans such as an SBA guarantee. Term limits for larger machinery and equipment may be extended to ten years. Terms assigned to a specific loan generally will not exceed the useful life of the collateral. Adjustable-rate loans are based on the prime interest rate as published in The Wall Street Journal, plus a spread, and adjust either monthly or annually. Where the borrower is a corporation, partnership or other entity, we generally require significant equity holders to be co-borrowers or guarantors on the loan.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At June 30, 2016, we had $4.5 million of commercial loans outstanding, or 1.6% of total loans.

At June 30, 2016, our largest commercial loan was a $486,000 loan which was secured primarily by customer utility accounts receivable. This loan was performing in accordance with its original contractual terms at June 30, 2016.

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

We generally offer home equity loans and lines of credit with a maximum combined loan to value ratio of 90%. Our lowest interest rates are generally offered to customers with a maximum combined loan to value ratio of 80% or less. Home equity lines of credit have adjustable-rates of interest that are based on the prime interest rate as published in The Wall Street Journal, plus a spread. Home equity lines of credit have terms up to 25 years and generally require that only interest be paid on a monthly basis during the 10 year draw period then converting to principal and interest payments over the remaining 15 years of the loan. Interest rates on these loans typically adjust monthly. We offer fixed-rate and adjustable-rate home equity loans. Home equity loans with fixed-rates have terms up to 10 years. Home equity loans with adjustable-rates have terms up to 30 years. Interest rates on these loans are based on the prime interest rate as published in The Wall Street Journal, plus a spread. We hold a first mortgage position on most of the homes that secure our home equity loans and home equity lines of credit.

We offer loans secured by new and used vehicles. These loans have fixed interest rates and generally have terms up to 72 months.

We offer loans secured by new and used boats, motor homes, campers and motorcycles. We offer fixed and adjustable-rate loans for new motor homes and boats with terms up to 10 years for adjustable-rate loans and up to 10 years for fixed-rate loans. We offer fixed-rate loans for all other new and used recreational vehicles with terms up to 10 years for campers and five years for motorcycles.

We offer secured consumer loans with fixed interest rates and terms up to 10 years and secured lines of credit with adjustable-rates based on the prime interest rate as published in The Wall Street Journal with terms up to 25 years. We also offer fixed-rate unsecured consumer loans with terms up to five years. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Management–Liquidity Management.” At June 30, 2016, we had $35.0 million of consumer loans outstanding, or 12.8% of total loans.

Agricultural Loans. Originally, our agricultural loans were acquired in connection with our acquisition of the Ripley County branch offices in 2010. We continue to grow the agricultural portfolio utilizing a loan officer who specializes in agricultural lending. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock, crops, equipment, or real estate and are repaid from the operations of the farm. Agricultural lines of credit generally have maturities of three years or less. At June 30, 2016, we had $6.0 million of agricultural loans outstanding, or 2.2% of total loans.

At June 30, 2016, our largest outstanding agricultural loan balance was $987,000, and is secured by real estate and a UCC filing on all business assets. This loan was performing in accordance with its original contractual terms at June 30, 2016.

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

Multi-Family and Nonresidential Real Estate and Land Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project or business. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor project, business and global cash flows on multi-family and nonresidential real estate loans, we typically require borrowers, co-borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property or the repayment capacity of the business, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. Environmental reports are generally required for all multi-family and nonresidential real estate loans.

We underwrite all loan participations to our own underwriting standards and will not participate in a loan unless each participant has at least a 10% interest in the loan. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on commercial loan participations, we require the lead lender to provide us with annual financial statements from the borrower. Generally, we also conduct an annual internal loan review for loan participations.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising, referrals from customers and other sources, and business development efforts. We advertise on television and on radio and in newspapers that are widely circulated in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Accordingly, when our rates are competitive, we attract loans from throughout Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. We occasionally purchase loans and participation interests in loans to supplement our origination efforts.

We generally originate loans for our portfolio, but our current practice is to sell to the secondary market almost all newly originated conforming fixed-rate, 15-, 20-, 25- and 30-year one- to four-family mortgage loans and to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management considerations. Loans are sold to either Freddie Mac or Federal Home Loan Bank of Indianapolis with servicing retained.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

The Board has granted individual and aggregate loan approval authority to the Management Loan Committee, consisting of the President, the Executive Vice President, the Senior Vice President of Lending and the Chief Credit Officer. The Board Loan Committee, consisting of the President and 3 to 4 Board members, may approve loans secured by either real estate or non-real estate assets up to $3.0 million and unsecured loans up to $1.5 million. The Management Loan Committee may approve loans secured by either real estate or non-real estate assets up to $1.5 million and unsecured loans up to $500,000. Through the Management Loan Committee, the Board has also granted authority to approve consumer loans to certain employees up to prescribed limits, depending on the officer’s experience and tenure.

All loans in excess of these limits must be approved by the full Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of tier 1 risk-based capital plus our allowance for loan losses. At June 30, 2016, our general regulatory limit on loans to one borrower was $9.6 million. On June 30, 2016, our largest lending relationship was a $6.1 million multi-family real estate loan relationship. The loan that comprises this relationship was performing according to the terms of the loan at June 30, 2016. In 2014, to reduce the risk of loss to any one borrower, the Board established a loans to one borrower limit of 10% of tier 1 risk-based capital plus our allowance for loan losses. At June 30, 2016, this limit was $6.4 million. Any relationship in excess of 10% at the time of implementation of our in-house limit was grandfathered.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage, consumer, and commercial loans conditioned upon the occurrence of certain events. Commitments to originate mortgage, consumer, and commercial loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis and other financial institutions and certificates of deposit of federally insured institutions. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit such investments. We had no investments in derivative securities at June 30, 2016.

At June 30, 2016, our investment portfolio totaled $193.2 million and consisted primarily of municipal bonds, agency backed mortgage-backed securities and guaranteed portions of Small Business Administration (SBA) pools.

At June 30, 2016, the investment portfolio contained approximately $60.7 million of callable municipal bonds. The securities generally contain a one-time call option or may be called at any time following the initial call date. Reinvestment risk is present with callable securities, particularly during periods of declining market interest rates when issuers have economic incentive to call the debt and reissue at a lower rate. The risk for the investor is needing to reinvest the proceeds from called securities into securities with lower rates.

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

Deposit Accounts. Substantially all of our depositors are residents of the State of Indiana. We attract deposits in our market area through advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as interest-bearing checking and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2016, $100.2 million, or 22.8% of our total deposits, were municipal deposits compared to 47.9% of total deposits at June 30, 2006. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue to improve our funding mix by marketing lower cost core retail deposits, with the goal to reduce the portion of our deposit portfolio comprised of municipal deposits. Municipal deposits decreased $3.0 million from June 30, 2015 to June 30, 2016. During that same period core deposits increased $20.6 million. At June 30, 2016, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing as needed. Our current strategy is to offer competitive rates and to be in the middle of our market for rates on all types of deposit products.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At June 30, 2016, $12.0 million was advanced from the Federal Home Loan Bank at an average interest rate of 1.87%, and we had the ability to draw up to an additional $61.4 million from the Federal Home Loan Bank.

Personnel

As of June 30, 2016, we had 98 full-time employees and 22 part-time employees, none of which are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

United Community Bank has two wholly-owned subsidiaries, which are United Community Bank Financial Services, Inc. and UCB Real Estate Management Holdings, LLC. United Community Bank Financial Services, Inc. collects commissions from a wealth management partner and also owns and manages a portion of the Bank’s municipal bond portfolio. UCB Real Estate Management Holdings, LLC primarily manages the Bank’s real estate acquired through foreclosure.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as United Community Bank and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred on July 21, 2011 to the OCC, the agency that is also primarily responsible for the regulation and supervision of national banks. Additionally, on that date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Federal Reserve Board, which also supervises bank holding companies. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve System. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as United Community Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their primary regulators.

United Community Bank completed its conversion from the mutual holding company form of organization to the stock holding company structure in January 2013. Applicable regulations provided, among other things, that for a period of three years following the date of the completion of the conversion, no person, acting singly or together with associates in a group of persons acting in concert, could directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of a class of United Community Bancorp's equity securities without the prior written approval of the appropriate federal banking agency. Further, as part of the approval of the conversion, the OCC required United Community Bank to maintain a charter that subjects United Community Bank to the OCC’s jurisdiction for three years following the completion of the conversion.

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

The rule includes new risk-based capital and leverage ratios, which became effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4% for all institutions. In addition, the rule assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also eliminates the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. However, instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2016, United Community Bank met each of its capital requirements.

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

As of June 30, 2016, United Community Bank met the qualified thrift lender test.

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

Enforcement. The OCC has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from civil penalties, the issuance of a capital directive or cease and desist, order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. The FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2016 of $3.5 million.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. United Community Bank complies with the foregoing requirements.

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

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2012. For its tax year ended June 30, 2016, United Community Bank’s maximum federal income tax rate was 34%.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $749,000 of United Community Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless United Community Bank makes a “non-dividend distribution” to United Community Bancorp as described below.

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

Our nonperforming assets remained above historical levels primarily as a result of the continued effect of the recent economic recession. At June 30, 2016, we had total nonperforming loans of $2.9 million, or 0.55% of total assets, a $3.6 million decrease from $6.5 million at June 30, 2015. The decrease in nonperforming loans in fiscal year 2016 was primarily the result of $3.4 million in reductions due to loan payoffs, foreclosures, payments and movements of such loans to accruing status, partially offset by the addition of $168,000 in new nonperforming loans in the current year. Troubled debt restructurings are considered to be impaired loans. Our troubled debt restructurings decreased from $8.0 million at June 30, 2015 to $3.7 million at June 30, 2016, $1.4 million of which were on nonaccrual status and included in nonperforming loans. At June 30, 2015, $3.4 million of troubled debt restructurings were on nonaccrual status and included in nonperforming loans.

Our nonperforming assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the value of the underlying collateral supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of United Community Bancorp. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly through earnings. At June 30, 2016, our allowance for loan losses was $4.9 million, or 1.8% of total loans and 169.2% of nonperforming loans, compared to $5.1 million, or 2.0% of total loans and 79.0% of nonperforming loans at June 30, 2015.

Our multi-family and nonresidential real estate loans expose us to increased credit risks.

At June 30, 2016, our nonresidential real estate and multi-family real estate loans totaled $59.0 million and $16.0 million, respectively, or 21.5% and 5.8%, respectively, of our total loans outstanding. Nonresidential and multi-family real estate loans represented 36.1% and 0%, respectively, of our total nonperforming assets of $3.0 million at June 30, 2016. Our current strategy is to control the growth of multi-family residential and nonresidential real estate loans, particularly those involving properties outside of our local market area. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. Also, some of our multi-family and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan. During the year ended June 30, 2016, we experienced charge-offs of $192,000 on multi-family real estate loans offset by $4,000 of recoveries resulting in net charge-offs of $188,000. During the year ended June 30, 2016, we experienced charge offs of $561,000 on nonresidential real estate loans, offset by $223,000 of recoveries resulting in net charge-offs of $338,000.

We implemented a controlled loan growth strategy starting in 2014.

Prior to the quarter ended December 31, 2013, we deemphasized the origination of nonresidential and multi-family real estate loans as a strategic focus, particularly outside of Dearborn and Ripley Counties in Indiana. From June 30, 2006 through June 30, 2010, we experienced asset growth in excess of 38% in large part due to a determination to increase the size of our nonresidential and multi-family real estate portfolios and expand our lending efforts to southwestern Ohio and Northern Kentucky. While these lending areas are geographically proximate to the southeastern Indiana marketplace, the southwestern Ohio and Northern Kentucky real estate markets were more negatively impacted by the economic downturn. As a result, our loan relationships in these markets experienced disproportionate loan losses and required an extraordinary investment of managerial time to monitor in order to mitigate losses on these credits. In response, management elected to deemphasize multi-family and nonresidential lending in all markets until the economies in each of these markets materially improved and the level of our nonperforming assets in these segments of our loan portfolio materially declined. This strategy caused our one- to four-family residential mortgage loan portfolio and our investment securities portfolio to increase as a percentage of our interest-earning assets. At June 30, 2016, our nonresidential real estate and multi-family real estate loan portfolios totaled $75.0 million, or 14.3% of total assets, compared to $67.2 million, or 12.9% of total assets at June 30, 2015, and $124.3 million, or 25.3% of total assets, at June 30, 2010.

We reviewed the economic environment in our lending markets, including those in southwestern Ohio and Northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios to generate more interest income. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate portfolios.

A significant amount of our troubled debt restructurings are subject to balloon payments due in the next three years.

At June 30, 2016, troubled debt restructurings totaling $1.9 million were subject to balloon payments that must be repaid within the next three years. If the financial position of the borrowers of these loans is not sufficient to enable the borrowers to satisfy their balloon payments, we may have to further restructure the loans or foreclose on the loans and liquidate the collateral, which could result in an increase in non-accrual loans and/or additional provisions for loan losses.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency referred to as the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.8% of total loans and 169.2% of nonperforming loans at June 30, 2016.

Our emphasis on one- to four-family mortgage loans exposes us to credit risks.

At June 30, 2016, $143.0 million, or 52.2%, of our loan portfolio consisted of one- to four-family mortgage loans, and $32.1 million, or 11.72%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent economic conditions have resulted in a stabilization in real estate values in our market areas. If real estate values in our market area decline, real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

A majority of our real estate loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, increasing the possibility of default. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. At June 30, 2016, approximately 36.1% of our one-to-four family real estate loans had adjustable rates of interest.

Municipal deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits. Securities we pledge as collateral for our municipal deposits may be subject to risk of loss.

Historically, municipal deposits, consisting primarily of tax revenues from the local river boat casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2016, $100.2 million, or 22.8% of our total deposits, consisted of municipal deposits. If our municipal deposits decrease to a level where we would need to resort to other sources of funds to support our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would adversely affect our income. Since October 2011, we may be required to pledge collateral to the Indiana Board of Depositories up to 100% of the municipal deposits maintained at United Community Bank. The percentage that we are required to pledge as collateral will periodically vary based on a number of financial factors. This collateral is used to insure the municipal deposits of all institutions who receive deposits from Indiana municipalities, and, therefore, is subject to risk of loss if other such institutions fail and there are insufficient Federal Deposit Insurance funds available to cover the liabilities of such institutions. For the years ending June 30, 2016 and 2015, respectively, no pledge was required.

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

We face intense competition both in making loans and attracting deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. As of June 30, 2015, the most recent date for which information is available, we held 41.4% of the deposits in Dearborn County and 10.6% of the deposits in Ripley County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

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

In July 2013, the Federal Reserve and the OCC adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules currently apply to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% and (iii) a total capital ratio of 8%. Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2016, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased	Net Book Value as of June 30, 2016

Full-Service Branch and Main Office: 92 Walnut Street Lawrenceburg, Indiana 47025	2004	Owned	$1,146

Full-Service Branches: 215 W. Eads Parkway Lawrenceburg, Indiana 47025	1914	Owned	481

19710 Stateline Road Lawrenceburg, Indiana 47025	2000	Owned	687

500 Green Blvd Aurora, Indiana 47001	2006	Owned	1,179

7600 Frey Road St. Leon, Indiana 47012	2007	Owned	1,113

106 Mill Street Milan, Indiana 47031	1990(1)	Owned	379

510 South Buckeye Osgood, Indiana 47037	1977(1)	Owned	798

111 East U.S. 50 Versailles, Indiana 47042	1983(1)	Owned	395

Other Properties: Corner of State Route 350 & State Route 101 Milan, Indiana 47031	Lot	Owned(2)	77

Corner of 4th and Main Street Lawrenceburg, Indiana 47025	Lot	Owned(2)	135

(1)	Acquired from Integra Bank National Association on June 4, 2010. “Year Opened” for these branches reflects the date the branch was originally opened (prior to being acquired by United Community Bank).
(2)	Land only.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” On June 30, 2016, there were 662 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision—Limitation on Capital Distributions” for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock.

Fiscal Year 2016:	High	Low	Dividends Declared
Fourth Quarter	$14.62	$13.65	$0.06
Third Quarter	15.00	13.05	0.06
Second Quarter	15.27	14.55	0.06
First Quarter	14.95	13.60	0.06

Fiscal Year 2015:	High	Low	Dividends Declared
Fourth Quarter	$14.25	$12.56	$0.06
Third Quarter	12.85	11.55	0.06
Second Quarter	12.45	11.27	0.06
First Quarter	12.58	11.43	0.06

Purchases of Equity Securities

Repurchases of the Company’s common stock were as follows:

Fiscal Year 2016	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

Fourth Quarter	3,183	$14.420	-	-
Third Quarter	-	-	-	-
Second Quarter	329,156	14.990	130,614	-
First Quarter	80,357	14.015	80,357	130,614
Total	412,696	$14.796	210,971

Fiscal Year 2015	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

Fourth Quarter	20,600	$13.845	20,600	210,971
Third Quarter	-	-	-	-
Second Quarter	67,611	11.870	67,611	-
First Quarter	257,623	11.820	257,623	67,611
Total	345,834	$11.951	345,834

Item 6. Selected Financial Data

	At June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Financial Condition Data:
Total assets	$526,089	$521,185	$530,465	$512,631	$495,903
Cash and cash equivalents	28,980	18,522	24,970	16,787	29,079
Securities held-to-maturity	40,763	40,653	337	417	493
Securities available-for-sale	77,725	60,873	39,965	32,013	21,275
Mortgage-backed securities available-for-sale	74,727	109,138	179,017	170,117	124,621
Loans receivable, net	267,138	253,828	244,384	254,578	283,154
Deposits	438,885	432,537	439,636	421,243	426,967
Advances from Federal Home Loan Bank	12,000	13,000	15,000	15,000	10,833
Stockholders’ equity	70,454	71,437	72,930	73,543	54,988

	For the Years Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Operating Data:
Interest income	$15,698	$15,232	$14,958	$15,887	$18,186
Interest expense	2,201	2,375	2,656	3,351	4,288

Net interest income	13,497	12,857	12,302	12,536	13,898
Provision for (recovery of) loan losses	187	(348)	(132)	(66)	3,662

Net interest income after provision for loan losses	13,310	13,205	12,434	12,602	10,236
Other income	4,639	3,374	3,697	4,489	4,977
Other expense	13,980	13,618	13,192	13,595	12,436

Income before income taxes	3,969	2,961	2,939	3,496	2,777
Provision for income taxes	541	425	659	929	788

Net income	$3,428	$2,536	$2,280	$2,567	$1,989

Per Share Data:
Earnings per share basic	$0.83	$0.57	$0.47	$0.52	$0.40
Earnings per share diluted(1)	$0.82	$0.57	$0.47	$0.52	$0.40

(1)	Earnings per share amounts for periods prior to January 9, 2013 have been restated retroactively to reflect the second step conversion at a conversion rate of 0.6573 to 1.

	At or for the Years Ended June 30,
	2016	2015	2014	2013	2012
Performance Ratios:
Return on average assets	0.66%	0.49%	0.43%	0.50%	0.41%
Return on average equity	4.91	3.54	3.09	4.04	3.62
Interest rate spread (1)	2.77	2.65	2.50	2.58	3.05
Net interest margin (2)	2.81	2.68	2.55	2.64	3.10
Noninterest expense to average assets	2.70	2.62	2.53	2.66	2.57
Efficiency ratio (3)	77.08	83.92	82.46	79.85	65.89
Average interest-earning assets to average interest-bearing liabilities	108.28	107.71	108.42	107.23	105.27
Average equity to average assets	13.48	13.75	14.16	12.41	11.35
Dividend payout ratio (4)	28.62	44.83	48.86	91.78	68.58

United Community Bank Capital Ratios:
Tangible capital	11.60	11.47	11.88	12.07	9.24
Core capital	11.60	11.47	11.88	12.07	9.24
Total risk-based capital	22.70	23.80	26.89	26.72	19.05

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.05	2.50	3.97	4.87	5.60
Nonperforming loans as a percent of total assets	0.55	1.25	1.88	2.48	3.26
Nonperforming assets as a percent of total assets	0.56	1.30	1.99	2.60	3.30
Allowance for loan losses as a percent of total loans	1.78	1.98	2.18	2.09	1.95
Allowance for loan losses as a percent of nonperforming loans	169.21	78.95	54.88	42.83	34.79
Net charge-offs (recoveries) to average outstanding loans during the period	0.16	(0.01)	(0.06)	0.04	1.19

Other Data:
Number of:
Real estate loans outstanding	2,726	2,727	2,466	2,491	1,806
Deposit accounts	34,390	33,886	33,090	32,526	33,248
Full-service offices	8	8	8	8	8

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents other expense divided by the sum of net interest income and other income.
(4)	Represents dividends declared (excluding waived dividends) divided by net income. A summary of the dividends declared and waived (and thus not paid) dividends is set forth below:

	For the Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Dividends:
Paid to minority stockholders	$981	$1,080	$1,114	$1,844	$1,364
Waived by United Community MHC	-	-	-	-	2,048
Paid to United Community MHC	-	-	-	512	-
Total dividend	$981	$1,080	$1,114	$2,356	$3,412

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of June 30, 2016 and 2015. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2016 and 2015, and had no accrued interest and penalties on the balance sheet as of June 30, 2016 and 2015. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2012.

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

During the quarter ended March 31, 2011, management undertook an “A/B split note” strategy for certain nonperforming loans, restructuring them into a Note A/B format. While no amount of the original indebtedness of the borrower is forgiven when the loans are restructured in the Note A/B format, the full amount of Note B is charged-off at the time the loan is restructured. Note A is treated as any other troubled debt restructuring, and generally may return to accrual status after performing in accordance with the restructured terms for at least six consecutive months. The intended benefit of this strategy is that the restructuring and subsequent charge-off reduces the carrying value of the loan to an “as is” fair value, which enables the Company to liquidate delinquent loan balances without recording significant additional losses if the restructured loans experience further delinquency. Management believes that the loans that needed to be restructured in this manner represented a distinct identifiable pool of loans.

As a result of these efforts, total nonperforming loans have declined from $20.7 million at June 30, 2011 and $6.5 million at June 30, 2015 to $2.9 million at June 30, 2016. Troubled debt restructurings on nonaccrual status decreased from $3.4 million at June 30, 2015 to $1.4 million at June 30, 2016. The decrease in nonperforming restructured loans was the result of a payoff of one nonresidential loan, five mortgage loans moving to accruing status, and additional charge offs on two nonresidential properties. Total accruing restructured loans decreased from $4.6 million at June 30, 2015 to $2.3 million at June 30, 2016. The decrease in performing restructured loans was the result of a payoffs of a nonresidential loan and a multifamily loan, offset by five mortgage loans moving from nonaccrual to performing. At June 30, 2016 and 2015, respectively, there were no nonresidential and multi-family loans 60-89 days delinquent.

In 2010 and 2011, we also implemented more stringent underwriting standards for our lending programs and enhanced our document requirements and document review process. Residential real estate mortgage applicants are required to have a higher credit score than previously required. We have reduced the maximum loan-to-value ratio for real estate secured consumer loans from 100% to 90%. Commercial and nonresidential real estate loan customers are required to provide us with rent rolls and financial statements for evaluation on a more frequent basis, and members of our loan department are in more frequent contact with these customers. In addition, our internal loan review policy requires us to perform an annual review of all commercial loan relationships having an aggregate exposure of at least $750,000 and all loan relationships with an aggregate exposure of at least $1.5 million are also reviewed annually by an independent third party loan review auditor. As discussed below, we have implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios. For additional information on this strategy, see “—Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income.”

Improving our funding mix by attracting lower cost core retail deposits

Core deposits include all deposit account types except certificates of deposit and municipal deposits. Core deposits are our least costly source of funds, which improves our interest rate spread, and represents our best opportunity to develop customer relationships that enable us to cross sell our full complement of products and services. Core deposits also contribute noninterest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2016, core deposits represented 49.9% of our total deposits compared to 45.9% at June 30, 2015, and 41.8% at June 30, 2014. Municipal deposits represent tax and other revenues from the local gaming industry. We have steadily reduced our reliance on municipal deposits as a percentage of total deposits. At June 30, 2016, municipal deposits represented 22.8% of total deposits, compared to 47.9% of total deposits at June 30, 2006. While municipal deposits decreased $3.0 million from June 30, 2015 to June 30, 2016, we continue to replace municipal deposits with core retail deposits, which increased $20.6 million during the same period. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue our efforts to improve our funding mix by marketing lower cost core retail deposits.

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

Due to our prior strategy to deemphasize the origination of multi-family and nonresidential real estate loans, our multi-family and nonresidential loan portfolios declined from $46.3 million and $65.2 million at June 30, 2011, to $32.3 million and $51.9 million at June 30, 2013, respectively. We have reviewed the economic environment in our lending markets, including those in southwestern Ohio and Northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we have implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios to generate more interest income. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolio. At June 30, 2016, our multi-family loans totaled $16.0 million, or 5.8% of our total loans outstanding and our nonresidential real estate loans totaled $59.0 million, or 21.5% of our total loans outstanding. At June 30, 2015, our multi-family loans were $19.3 million, or 7.4% of our total loans outstanding and our nonresidential real estate loans totaled $47.9 million, or 18.5% of our total loans outstanding.

We believe our existing infrastructure will enable us to replace existing loans as they are repaid and prudently grow our loan portfolio in accordance with this strategy and as economic conditions permit.

Continuing to increase noninterest income

Our earnings rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and other borrowings. Because of our prior strategy to de-emphasize the origination of nonresidential real estate and multi-family loan portfolios, we expect that our weighted average yield on interest-earning assets may decrease in future periods because of the low interest rate environment. As discussed above in “—Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income” we have determined to implement a controlled grown strategy to prudently increase nonresidential real estate and multi-family loans to generate more interest income. Additionally, in order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase noninterest income. Our primary recurring source of noninterest income has been service charges on deposit products and other services. We have also implemented, and realize fee income from, an overdraft protection program and from customer use of debit cards. We also have a significant secondary mortgage operation, including loan servicing, and we continue to invest in personnel and systems in order to increase our ability to sell one- to four-family mortgages in the secondary market to increase fee income and reduce interest rate risk through the sale of conforming fixed-rate one- to four-family residential mortgage loans. To date, all loans have been sold without recourse but with servicing retained. The volume of loans sold totaled $11.3 million and $6.3 million for the years ended June 30, 2016 and 2015, respectively. For the years ended June 30, 2016 and 2015, we recognized gains of $342,000 and $176,000, respectively, on the sale of loans. We intend to continue to originate loans for sale in the secondary market to grow our servicing portfolio and generate additional noninterest income. We continue to review programs to further enhance our service fee structure within the new regulatory environment.

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

Continuing our community-oriented focus

As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. Our ability to succeed in our communities is enhanced by the stability of our senior management, who have an average tenure with the Bank of over 33 years. We believe that our community orientation is attractive to our customers and distinguishes us from the large banks that operate in our market area. At June 30, 2015, which is the most recent date for which data is available from the FDIC, we held 41.4% of the total deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the eight financial institutions with offices in Dearborn County, and 10.6% of the deposits in Ripley County, which was the fifth largest market share out of the 10 financial institutions with offices in Ripley County.

Balance Sheet Analysis

Total assets were $526.1 million at June 30, 2016, compared to $521.2 million at June 30, 2015. A $10.5 million increase in cash and cash equivalents and a $13.3 million increase in loans was partially offset by a $17.5 million decrease in investment securities. Loan growth was partially tempered by the repayment of $1.5 million of nonperforming commercial loans, $2.7 million of commercial loans classified as troubled debt restructurings and $4.4 million of commercial loans classified as “special mention” or “watch”. The investment securities balances decreased partially due to normal amortization and maturities during the period. There were also sales of investments totaling $16.3 million during the year ended June 30, 2016. The proceeds from the sales were used primarily to fund new loans, which is expected to enhance the Bank’s net interest margin as well as increase interest income in the future.

Total liabilities increased $5.9 million from $449.7 million at June 30, 2015 to $455.6 million at June 30, 2016 primarily due to a $6.3 million increase in deposits during the current year and a $539,000 increase in other liabilities, partially offset by a decrease in FHLB advances of $1.0 million.

Stockholders’ equity totaled $70.5 million as of June 30, 2016, which represented a decrease of $983,000 when compared to June 30, 2015. The decrease in stockholders’ equity was the net effect of net income of $3.4 million and a change in unrealized gain on available-for-sale securities of $1.9 million, offset by stock repurchases totaling $6.1 million and dividends paid totaling $981,000 for the year ended June 30, 2016. There were 4,198,143 and 4,610,839 outstanding shares of common stock at June 30, 2016 and 2015, respectively. For all periods presented, the Bank was considered “well-capitalized” under applicable regulatory requirements.

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

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2016, these loans totaled $143.0 million, or 52.2% of total gross loans, compared to $141.1 million, or 54.3% of total gross loans, at June 30, 2015.

Multi-family and nonresidential real estate loans totaled $75.0 million and represented 27.3% of total loans at June 30, 2016, compared to $67.2 million, or 25.9% of total loans, at June 30, 2015. While repayments and charge-offs have recently reduced these portfolios, they remain a substantial segment of our loan portfolio. However, as further discussed in “Operating Strategy – Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income,” we have reviewed the economic environment in our lending markets, including those in southwestern Ohio and Northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios.

Construction loans totaled $8.6 million, or 3.1% of total loans, at June 30, 2016, compared to $4.1 million, or 1.6% of total loans, at June 30, 2015.

Commercial business loans totaled $4.5 million, or 1.6% of total loans, at June 30, 2016, compared to $4.0 million, or 1.6% of total loans, at June 30, 2015.

Consumer loans totaled $35.0 million, or 12.8% of total loans, at June 30, 2016, compared to $34.9 million, or 13.4% of total loans, at June 30, 2015.

Agricultural loans totaled $6.0 million, or 2.2% of total loans, at June 30, 2016, compared to $5.2 million or 2.0% of total loans, at June 30, 2015.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$143,043	52.2%	$141,052	54.3%	$129,484	51.6%	$128,059	49.1%	$139,522	48.4%
Multi-family	16,032	5.8	19,296	7.4	23,645	9.4	32,306	12.4	42,325	14.7
Construction	8,555	3.1	4,078	1.6	2,880	1.1	2,200	0.8	1,189	0.4
Nonresidential real estate	58,981	21.5	47,929	18.5	48,769	19.5	51,902	19.9	59,123	20.5
Land	2,151	0.8	2,985	1.2	3,391	1.4	3,435	1.3	3,441	1.2
Commercial business	4,476	1.6	4,038	1.6	4,514	1.8	3,556	1.4	3,854	1.3
Agricultural	5,966	2.2	5,161	2.0	3,456	1.4	3,559	1.4	3,150	1.1
Consumer:
Home equity	30,558	11.2	30,600	11.8	30,804	12.3	31,411	12.0	31,242	10.9
Auto	2,249	0.8	2,008	0.8	1,516	0.6	1,468	0.6	1,820	0.6
Share loans	932	0.3	893	0.3	1,088	0.4	1,625	0.6	1,200	0.4
Other	1,279	0.5	1,379	0.5	1,261	0.5	1,195	0.5	1,333	0.5

Total consumer loans	35,018	12.8	34,880	13.4	34,669	13.8	35,699	13.7	35,595	12.4
Total loans	274,222	100.0%	259,419	100.0%	250,808	100.0%	260,716	100.0%	288,199	100.0%

Less (plus):
Deferred loan costs, net	(1,113)		(1,186)		(1,118)		(1,025)		(924)
Undisbursed portion of loans in process	3,312		1,653		2,083		1,720		355
Allowance for loan losses	4,885		5,124		5,459		5,443		5,614
Loans, net	$267,138		$253,828		$244,384		$254,578		$283,154

Loan Maturity

The following table sets forth certain information at June 30, 2016 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(In thousands)

One- to four-family residential real estate	$8,226	$32,985	$101,832	$143,043
Multi-family real estate	519	3,429	12,084	16,032
Construction	4,171	685	3,699	8,555
Nonresidential real estate	6,386	18,914	33,681	58,981
Land	1,040	445	666	2,151
Commercial	1,083	2,363	1,030	4,476
Agricultural	2,328	2,273	1,365	5,966
Consumer	2,041	3,447	29,530	35,018
Total	$25,794	$64,541	$183,887	$274,222

The following table sets forth the dollar amount of all loans at June 30, 2016 due after June 30, 2017 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One- to four-family residential real estate	$39,155	$95,662	$134,817
Multi-family real estate	6,976	8,537	15,513
Construction	-	4,384	4,384
Nonresidential real estate	8,285	44,310	52,595
Land	183	928	1,111
Commercial	1,867	1,526	3,393
Agricultural	2,885	753	3,638
Consumer	2,296	30,681	32,977
Total	$61,647	$186,781	$248,428

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2016	2015
	(In thousands)

Total loans at beginning of period	$259,419	$250,808
Loans originated (1):
One- to four-family residential real estate	34,450	35,553
Multi-family residential real estate	977	2,098
Construction	10,103	3,555
Nonresidential real estate	20,194	10,151
Land	391	649
Commercial business	4,854	3,399
Consumer	7,597	3,274
Total loans originated	78,566	58,679
Deduct:
Loan principal repayments	52,415	43,763
Loans disbursed for sale	11,348	6,305
Net loan activity	14,803	8,611
Total loans at end of period	$274,222	$259,419

(1)	Includes loan renewals, loan refinancings and restructured loans.

After review of the economic environment in our lending markets during the quarter ended December 31, 2013, the Bank has implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate portfolios to generate more interest income. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios. Additionally, an emphasis was placed on business development efforts bank-wide in order to increase the overall loan portfolio. As a result, loan originations increased 34% from fiscal year ending June 30, 2015 to fiscal year ending June 30, 2016.

Securities. The securities portfolio consists primarily of municipal bonds, agency backed mortgage-backed securities and guaranteed portions of Small Business Administration (SBA) pools. As of June 30, 2016, the investment securities portfolio totaled $193.2 million, a decrease of $17.5 million from the June 30, 2015 total of $210.7 million. The decrease was caused by routine principal repayments as well as investment sales that were primarily used to fund loan growth.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$74,198	$74,727	$109,793	$109,138
Municipal Bonds	33,512	34,790	37,631	37,619
U.S. Government Agency Bonds	—	—	2,000	2,015
Small Business Admin	7,651	7,872	8,224	8,213
Collateralized Mortgage Obligations	31,650	31,832	13,032	12,842
Certificates of Deposit	2,971	3,064	—	—
Other Equity Securities	210	167	210	184

Total	$150,192	$152,452	$170,890	$170,011

Securities held-to-maturity:
Municipal bonds	$40,763	$43,201	$40,653	$40,045

At June 30, 2016 and 2015, we had no investments in a single company or entity (other than U.S. Government-sponsored agency securities) that had an aggregate book value in excess of 10% of our stockholders’ equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2016. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis as the difference would be immaterial. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Our callable securities consist of U.S. government agency bonds and municipal bonds which contain either a one-time call option or may be callable any time after the first call date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$-	-%	$58,733	1.79%	$15,994	2.30%	$-	-%	$74,727	1.85%
Municipal Bonds	235	1.82%	9,975	2.49%	10,546	4.00%	14,034	3.95%	34,790	3.51%
Small Business Admin	-	-%	-	-%	7,872	2.50%	-	-%	7,872	2.50%
Collateralized Mtg Oblig	-	-%	31,832	1.73%	-	-%	-	-%	31,832	1.73%
Certificates of Deposit	-	-%	2,290	2.06%	774	2.42%	-	-%	3,064	2.15%

Total	$235		$102,830		$35,186		$14,034		$152,285

Securities held-to-maturity:
Municipal bonds	$61	5.83%	$434	3.99%	$4,748	2.99%	$35,520	4.30%	$40,763	4.15%

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

The mortgage-backed securities in the portfolio are all backed by an implied principal and interest guarantee from the U.S. government through its agencies (typically Federal Home Loan Bank, Government National Mortgage Association, or the Federal Home Loan Mortgage Corporation). Neither United Community Bancorp nor United Community Bank has invested in subprime mortgage-backed securities or any private label mortgage-backed securities, which carry credit risk beyond that of the implied guarantee of the U.S. government agencies.

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations. Mortgage-backed securities generally increase the quality of our assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of ours. At June 30, 2016, approximately $47.7 million of our mortgage-backed and investment securities were pledged to secure various obligations of United Community Bank.

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

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing checking accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. During the year ended June 30, 2016, our deposits increased $6.3 million primarily due to an increase in core deposits resulting from marketing initiatives to increase core deposits. During the year ended June 30, 2015, our deposits decreased $7.1 million primarily due to a decrease in municipal deposits resulting from normal business fluctuation in those deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2016		2015
	(In thousands)
Noninterest-bearing checking accounts	$35,981		$30,928
Interest-bearing checking accounts	119,881		113,824
Passbook accounts	117,102		113,368
Money market deposit accounts	23,204		20,648
Certificates of deposit	142,717		153,769
Total	$438,885	(1)	$432,537	(2)

(1)	Includes $100.2 million in municipal deposits at June 30, 2016.
(2)	Includes $103.2 million in municipal deposits at June 30, 2015.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2016. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2016 and 2015.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$11,162
Over three through six months	8,514
Over six through twelve months	21,934
Over twelve months	31,244
Total	$72,854

The following table sets forth time deposits classified by rate at the dates indicated.

	At June 30,
	2016	2015
	(In thousands)
0.00 - 1.00%	$96,170	$104,747
1.01 - 2.00	35,788	34,988
2.01 - 3.00	10,340	12,379
3.01 - 4.00	410	1,606
4.01 - 5.00	9	49
Total	$142,717	$153,769

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2016.

	Amount Due					Total	Percent of Total Certificate of Deposit Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)

0.00 – 1.00%	$71,694	$18,872	$5,593	$10	$1	$96,170	67.4%
1.01 – 2.00	6,732	10,591	8,837	7,836	1,792	35,788	25.1
2.01 – 3.00	6,917	685	621	1,654	463	10,340	7.2
3.01 – 4.00	241	-	1	-	168	410	0.3
4.01 – 5.00	-	9	-	-	-	9	0.0

Total	$85,584	$30,157	$15,052	$9,500	$2,424	$142,717	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2016	2015
	(In thousands)
Beginning balance	$432,537	$439,636
Increase (decrease) before interest credited	4,382	(9,229)
Interest credited	1,966	2,130

Net increase (decrease) in deposits	6,348	(7,099)

Ending balance	$438,885	$432,537

Borrowings. We utilize borrowings from the FHLB to supplement our supply of funds for loans and investments. Borrowings were $12.0 million and $13.0 million at June 30, 2016 and 2015, respectively.

	Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$13,000	$15,000
Average advances outstanding during the period:
FHLB advances	$12,764	$14,077
Weighted average interest rate during the period:
FHLB advances	1.84%	1.74%
Balance outstanding at end of period:
FHLB advances	$12,000	$13,000
Weighted average interest rate at end of period:
FHLB advances	1.87%	1.80%

Results of Operations for the Years Ended June 30, 2016 and 2015

Overview.

	2016	2015	% Change 2016/2015
Net income	$3,428	$2,536	35.2%
Return on average assets	0.66%	0.49%	34.7
Return on average equity	4.91%	3.54%	38.7
Average equity to average assets	13.48%	13.75%	(2.0)

Net income totaled $3.4 million for the year ended June 30, 2016, which represented an increase of $892,000, or 35.2%, when compared to the year ended June 30, 2015. The improvement in net income was primarily the result of improved net interest income. Increases in noninterest income, including the receipt of a life insurance death benefit from the passing of two directors (one previously retired), service charge income and gains on sales of securities, also contributed to the improvement in net income.

Net Interest Income.

Net interest income totaled $13.5 million, which represented an increase of $640,000, or 5.0%, when compared to the year ended June 30, 2015. The growth in the Company’s core business resulted in an increase in interest income. Interest income increased by $466,000 primarily due to a $13.6 million increase in the average balance of loans as well as an increase in the average rate earned on investment securities to 2.13% for the year ended June 30, 2016 compared to 1.92% for the prior year, partially offset by a decrease in the average rate earned on loans to 4.40% for the year ended June 30, 2016 from 4.54% for the prior year, and a decrease in the average balance of investments to $190.4 million for the year ended June 30, 2016 compared to $201.8 million for the prior year. The decrease in investments was primarily related to the Company’s use of the proceeds from the sale of investments to fund loan growth. The improvement in net income also reflected a decrease in interest expense which decreased by $174,000 year over year, primarily as a result of a three basis point decrease in the average interest rate paid on deposits to 0.46% for the year ended June 30, 2016 from 0.49% for the year ended June 30, 2015. The decrease in interest rates paid year over year was primarily due to the maturity of higher yielding certificates of deposit.

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

	Year Ended June 30,
	2016			2015
	(Dollars in thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$263,435	$11,595	4.40%	$249,851	$11,338	4.54%
Investment securities	190,423	4,065	2.13	201,824	3,877	1.92
Other interest-earning assets	26,587	38	0.14	28,018	17	0.06

Total interest-earning assets	480,445	15,698	3.27	479,693	15,232	3.18

Noninterest-earning assets	37,146			40,564

Total assets	$517,591			$520,257

Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$171,981	262	0.15	$168,146	259	0.15
Passbook accounts	111,252	290	0.26	100,671	236	0.23
Certificates of deposit	147,698	1,414	0.96	162,447	1,635	1.01

Total interest-bearing deposits	430,931	1,966	0.46	431,264	2,130	0.49
FHLB advances	12,764	235	1.84	14,077	245	1.74

Total interest-bearing liabilities	443,695	2,201	0.50	445,341	2,375	0.53

Noninterest-bearing liabilities	4,119			3,378

Total liabilities	447,814			448,719
Total stockholders’ equity	69,777			71,538
Total liabilities and stockholders’ equity	$517,591			$520,257

Net interest income		$13,497			$12,857

Interest rate spread			2.77%			2.65%
Net interest margin			2.81%			2.68%
Average interest-earning assets to average interest-bearing liabilities			108.28%			107.71%

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

	Year Ended June 30, 2016 Compared to 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest and dividend income:
Loans	$616	$(359)	$257
Investment securities	(219)	407	188
Other interest-earning assets	(1)	22	21

Total interest-earning assets	396	70	466

Interest expense:
Deposits	(2)	(162)	(164)
FHLB advances	(23)	13	(10)

Total interest-bearing liabilities	(25)	(149)	(174)

Net change in net interest income	$421	$219	$640

Provision for Loan Losses.

The net provision for loan losses was $187,000 for the year ended June 30, 2016 compared to a net recovery of loan losses of $348,000 for the year ended June 30, 2015.

Reflective of continued improvement in our asset quality, nonperforming loans as a percentage of total loans decreased from 2.50% at June 30, 2015 to 1.05% at June 30, 2016, and nonperforming loans as a percentage of total assets decreased from 1.25% at June 30, 2015 to 0.55% at June 30, 2016.

All of the troubled debt restructurings in fiscal 2016 and 2015 represented loan relationships with long-time borrowers of the Company. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. A detailed discussion of our most significant nonaccrual loans at June 30, 2016 and June 30, 2015 is set forth in the section below entitled “—Analysis of Nonperforming and Classified Assets.”

Other Income. The following table shows the components of other income for the years ended June 30, 2016 and 2015.

	2016	2015	% Change 2016/2015
	(Dollars in thousands)
Service charges	$2,968	$2,747	8.0%
Gain on sale of loans	342	176	94.3
Gain (loss) on sale of investments	145	(432)	(133.6)
Gain on sale of other real estate owned	27	169	(84.0)
Loss on sale of fixed assets	-	(6)	(100.0)
Provision for loss on real estate owned	(60)	(22)	172.7
Income from bank-owned life insurance	773	529	46.1
Other	444	213	108.5
Total	$4,639	$3,374	37.5

Other income increased $1.3 million, or 37.5%, to $4.6 million for the year ended June 30, 2016 from $3.4 million for the year ended June 30, 2015. The increase was primarily due to a $244,000 increase in proceeds received from bank owned life insurance, a $221,000 increase in service charges on deposit accounts resulting primarily from an increase in the number of transaction accounts, a $166,000 increase on gain on sale of mortgage loans, and a $577,000 increase on gain on sale of investments.

Other Expense. The following table shows the components of noninterest expense for the years ended June 30, 2016 and 2015.

	2016	2015	% Change 2016/2015
	(Dollars in thousands)

Compensation and employee benefits	$8,347	$7,957	4.9%
Premises and occupancy expense	1,139	1,187	(4.0)
Deposit insurance premium	301	364	(17.3)
Advertising expense	365	364	0.3
Data processing expense	1,410	1,359	3.8
Intangible amortization	117	118	(0.8)
Professional fees	748	774	(3.4)
Other operating expenses	1,553	1,495	3.9
Total	$13,980	$13,618	2.7

Noninterest expense totaled $14.0 million for the year ended June 30, 2016, which represented an increase of $362,000, or 2.7%, compared to the year ended June 30, 2015. The increase in noninterest expense was primarily the result of an increase of $390,000 in compensation expense, an increase of $51,000 in data processing expenses, and an increase of $58,000 in other operating expenses, partially offset by a decrease in premises and occupancy expense of $48,000, a decrease of $63,000 in deposit insurance, and a decrease of $26,000 in professional fees. The increase in compensation expense is primarily due to salary increases provided to employees in the normal course of business. The increase in data processing expense is primarily due to nonrecurring credit items in the prior period with no corresponding credit in the current period. The increase in other operating expense was primarily due to a $34,000 increase in 401(k) administrative fees, a $33,000 increase in correspondent bank fees, and an increase of $25,000 in debit card related expenses, partially offset by a $36,000 decrease in postage expense.

Income Taxes.

Income tax expense increased by $116,000 to $541,000 for the year ended June 30, 2016, compared to $425,000 for the year ended June 30, 2015. The effective tax rates for 2016 and 2015 were beneficially affected by tax exempt municipal bond income and income on bank-owned life insurance.

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. In June 2010, we implemented a strategy to deemphasize the origination of multi-family and nonresidential real estate loans, restricting the new origination of nonresidential and multi-family residential loans to the southeastern Indiana Counties of Dearborn, Ripley, Franklin, Ohio and Switzerland. The intent of this strategy was to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly with respect to loans located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. This strategy also emphasized the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that had generally tended to appreciate in value. In March 2014, we amended our loan policies to reduce our concentration limits for multi-family and nonresidential real estate loans to 75% and 100%, respectively, of the sum of tier 1 risk-based capital plus our allowance for loan losses. The limits were reduced because United Community Bank identified multi-family and nonresidential real estate loans, especially those located outside our normal southeastern Indiana market area, as the loan types that had experienced the most financial difficulties, which resulted in United Community Bank incurring losses and management being required to devote an extraordinary amount of time to overseeing these relationships. As of June 30, 2016, these loans represented 25.1% and 92.2%, respectively, of the sum of tier 1 risk-based capital plus our allowance for loan losses. We have reviewed the economic environment in our lending markets, including those in southwestern Ohio and Northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we have implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios to generate more interest income Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late charge notice is generated and sent to the borrower and efforts are made to contact the borrower by the collections department or the relationship manager. If payment is not then received by the 30th day of delinquency, a further notification is sent to the borrower. If no successful workout can be achieved, after a loan becomes 120 days delinquent, we may commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. We may consider loan workout arrangements with certain borrowers under certain circumstances in the form of a short sale or troubled debt restructuring.

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

Loan workouts and modifications are handled by the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, the Senior Vice President of Lending, and the Chief Credit Officer. Management ascertains the value of the underlying collateral, depending on whether the loan is “collateral dependent” or “cash-flow” dependent. If a loan is determined to be “collateral dependent,” the value of the underlying collateral is determined through an independent appraisal. If the loan is determined to be “cash-flow dependent,” the value of the underlying collateral is determined through an in-house cash flow analysis of the property with the cash flows discounted at the loan’s original effective interest rate. Once the value of collateral is established, management will either establish a specific allocation to reduce the loan’s carrying value to its fair value measured using the present value of cash flows or a charge-off for collateral dependent loans in an amount equal to the shortfall between the collateral value and the outstanding principal loan balance. Management will then develop and pursue a workout plan. Once a workout plan is established and implemented, management will, at a minimum, monitor the monthly performance of the loan until it is removed from nonaccrual status. On at least an annual basis, management will conduct property inspections and review financial information of the borrowers and any guarantors. In situations where a collateral shortfall (i.e., the value of the underlying collateral of the loan is less than the outstanding principal balance of the loan) is discovered, typically through an updated independent appraisal, evaluation, or collateral inspection, management will seek to obtain additional collateral and/or a personal guaranty at that time. If no additional collateral is available, management will work with the borrower on a suitable workout arrangement that may include a troubled debt restructuring, or management may determine to foreclose on the property. To determine the best outcome for United Community Bank, management reviews the financial condition of the borrower, the cash flow of the property and the value of the loan’s collateral.

If United Community Bank obtains an additional guaranty during the workout process, the strength and value of the guaranty is measured by the Bank prior to the loan closing and is re-evaluated at least annually. The strength of each guaranty is determined by evaluating the guarantor’s net worth, liquid net worth, debt-to-income ratio and credit score. In certain circumstances, the Bank may deem it appropriate not to enforce a guaranty, such as when we determine enforcing a guaranty could be detrimental to the overall banking relationship.

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

Troubled debt restructurings are considered to be impaired and are initially treated as nonperforming. Troubled debt restructurings that are originally restructured at a market rate of interest and have a history of performance (generally a minimum of 12 consecutive months of performance at a market rate of interest) may be excluded from being reported as TDRs in periods subsequent to meeting this requirement. At June 30, 2016, 27 loans were considered to be troubled debt restructurings (with an aggregate balance of $3.7 million) of which 11 loans (with an aggregate balance of $1.4 million) were included in nonperforming assets. At June 30, 2015, 32 loans were considered to be troubled debt restructurings (with an aggregate balance of $8.0 million) of which 19 loans (with an aggregate balance of $3.4 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$1,011	$1,721	$1,788	$1,876	$2,412
Multi-family real estate	-	-	—	1,861	2,034
Nonresidential real estate and land	88	926	3,136	918	1,106
Commercial	-	-	—	—	240
Consumer	398	458	633	535	508

Total nonaccrual loans	1,497	3,105	5,557	5,190	6,300

Nonaccrual restructured loans:
One- to four-family residential real estate	324	948	1,552	2,554	2,601
Multi-family real estate	-	-	1,200	2,263	4,251
Nonresidential real estate and land	1,066	2,437	1,639	2,701	2,987

Total nonaccrual restructured loans	1,390	3,385	4,391	7,518	9,839

Total nonperforming loans	2,887	6,490	9,948	12,708	16,139
Real estate owned	70	286	598	618	197

Total nonperforming assets	$2,957	$6,776	$10,546	$13,326	$16,336
Accruing restructured loans	2,330	4,589	5,618	11,543	13,211

Accruing restructured loans and nonperforming assets	$5,287	$11,365	$16,164	$24,869	$29,547
Total nonperforming loans to total loans	1.05%	2.50%	3.97%	4.87%	5.60%
Total nonperforming loans to total assets	0.55	1.25	1.88	2.48	3.26
Total nonperforming assets to total assets	0.56	1.30	1.99	2.60	3.30

Interest income that would have been recorded for the years ended June 30, 2016 and 2015 had nonaccruing loans been current according to their original terms was $368,000 and $479,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $18,000 and $24,000 for the years ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the percentage of nonperforming assets to total assets decreased to 0.56% from 1.30% at June 30, 2015, a decrease of 74 basis points, or 56.8%. Beginning with the disclosure in the Company’s Form 10-Q for the quarter ended March 31, 2011, the Company included “Loan Relationship” narratives regarding its five largest nonaccrual (nonperforming) loans and loans having the five largest charge-offs, all of which were commercial real estate loans. As of March 31, 2011, the amount of nonaccrual (nonperforming) loans totaled $19.5 million, and the amount of accruing TDR loans totaled $7.0 million. As of June 30, 2015, the amount of nonaccrual (nonperforming) loans decreased to $6.5 million and the amount of accruing TDR loans decreased to 4.6 million. As of June 30, 2016, the amount of nonaccrual (nonperforming) loans further decreased to $2.9 million and the amount of accruing TDR loans further decreased to $2.3 million.

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

At June 30, 2016:

•	The largest commercial real estate nonaccrual loans having a carrying value of at least $250,000 are related to loans in Loan Relationship M.
•	The largest commercial real estate loan charge-offs of at least $250,000 are related to loans in Loan Relationships F, H, M and O. There are a total of 10 loans in these four Loan Relationships.
•	The largest accruing TDRs having a carrying value of at least $250,000 are related to a loan in Loan Relationship O. There are a total of three loans in this Loan Relationship.

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

•	Loan Relationship F. At June 30, 2016 and June 30, 2015, Loan Relationship F was comprised of two loans, a Note A loan and a Note B loan, having an aggregate carrying value of $414,000 and $424,000, at June 30, 2016 and June 30, 2015, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. In the “Credit Risk Profile by Internally Assigned Grade” table, the Note A loan is classified as “Multi-family real estate, Watch” at June 30, 2016 and June 30, 2015. As of June 30, 2014, Note A loan was no longer reported as a TDR, or classified as substandard, because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loan indicated that the loan to value ratio of the loan complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loan from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. The Note A loan in Loan Relationship F was performing in accordance with its terms at June 30, 2016. A more detailed history of Loan Relationship F follows.

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

A two-year balloon payment was due in March 31, 2013 on the loans unless the borrower refinanced the loans to a market rate loan at that time. During the quarter ended December 31, 2012, as a result of the continued personal problems of the co-borrowers, the two loans were modified with one of the borrowers who had taken control of the two properties in early 2011. The other borrower relinquished all of its interest in the two properties. However, in addition to the one borrower retained on the loan, two other borrowers were added to the loans to provide managerial strength to the relationship and increase the property’s income potential. The Bank had been reviewing the cash flow of the property on a monthly basis and determined that the cash flows had improved due to the borrowers’ enhanced managerial ability. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in December 2012, and the appraised value of the properties had decreased to $730,000 from $774,000 in February 2011. During the quarter ended December 31, 2012, the two loans were modified, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan was modified to a market interest rate of 5.50%, with no increase in the principal balance ($453,000). The term of the loan was also reduced to 324 months from the remaining term of 339 months. Even with the higher market interest rate and the shorter term of the loan, the debt service coverage ratio was above 1.20x, which complied with the Bank’s current loan underwriting standards. This loan remained on accrual (because of its sufficient payment history since the September 30, 2011 quarter), classified as substandard, and reported as a TDR. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in March 2011, and therefore, the charge-off amount ($405,000) remained the same as in March 2011. However, the interest rate was reduced to 0%, as the loan had been charged-off.

During the December 2015 quarter, the balloon payment from the December 2012 renewal became due. Due to the upcoming balloon payment, the Bank ordered new appraisals on the two properties. The Bank received the appraisals in October 2015, and the appraised value of the properties increased to $773,000 from $730,000 in December 2012. The Bank also reviewed the cash flow from updated financials of the borrowers and co-borrowers. After this review and based on the increase in value of the properties, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A Loan was renewed at the market interest rate of 5.50%, with no increase in the principal balance ($421,000). The term of the loan was renewed at 288 months, the remaining term of the loan. This loan remained on accrual (because of its sufficient payment history) and classified as watch. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in December 2012, and therefore, the charge-off amount ($405,000) remained the same as in December 2012. The interest rate remained at 0%, as the loan had been charged-off.

•	Loan Relationship H. At June 30, 2016 and June 30, 2015, Loan Relationship H was comprised of three loans having an aggregate carrying value of $901,000 and $941,000, respectively. At June 30, 2016, two of the loans, a Note A loan (Loan H-1) and a Note B loan, had an aggregate carrying value of $696,000 and $710,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family rental dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At June 30, 2016 and June 30, 2015, Loan H-1 was classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan H-1 was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At June 30, 2016 and June 30, 2015, the balance of Loan H-2 was $206,000 and $232,000, respectively. Loan H-2 is secured by a first lien on the single-family owner occupied dwelling on 11.36 acres mentioned above. The borrowers are a husband and wife who are the principals in the limited liability company mentioned above. At June 30, 2016 and June 30, 2015, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table.

At June 30, 2016, Loan H-1 was performing in accordance with its terms and Loan H-2 was performing in accordance with its original terms. A more detailed history of the Note A loan (Loan H-1) and the Note B loan follows.

During the quarter ended December 31, 2008, the Note A loan (Loan H-1) and the Note B loan were comprised of one loan with a carrying value of $1.3 million and classified as special mention. In the quarter ended June 30, 2009, the co-borrowers approached the Bank and advised that the only co-borrower who was employed had experienced a substantial salary reduction. The borrowers requested an interest rate reduction to 3% and interest only payments for three years. Independent appraisals were ordered and received and reflected that the properties on which the Bank had a first lien position had an aggregate value of $1.0 million. The loan was classified as substandard, placed on nonaccrual, and reported as a TDR. Due to the reduced interest rate, a specific valuation of $123,000 was established for the loan through a charge-off to the general allowance. Under the loan’s modified terms, the interest rate was to reset to 5.75% on June 1, 2012. In June 2012, the co-borrowers approached the Bank and advised that the properties’ cash flow could not service the increase in interest rate. Independent appraisals were ordered and received in June 2012 and reflected that the properties on which the Bank had a first lien position had decreased to $978,000 from $1.0 million in June 2009. As a result, the Bank recorded a charge-off of $481,000, (inclusive of the $123,000 specific allocation established) to reflect the carrying value of the loan at $744,000. The one loan performed in accordance with its restructured terms until the September 30, 2012 quarter, when the co-borrowers again approached the Bank and advised that the properties’ cash flow could not service the loan. Therefore, the one loan was restructured using the Note A/B split note strategy. The Note A loan (Loan H-1) was for $748,000, with a market rate of interest of 5.00%, for a 30-year term and a three year balloon payment. The carrying value of this loan was placed on nonaccrual, classified as substandard, and reported as a TDR. The Note B loan was for $515,000 (inclusive of the $481,000 that was charged-off in the June 30, 2012 quarter) and was charged-off. The interest rate was reduced to 0% as the loan had been charged-off.

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

•	Loan Relationship M. At June 30, 2016 and June 30, 2015, Loan Relationship M was comprised of two loans having an aggregate carrying value of $1.1 million and $1.7 million, respectively. At June 30, 2016 and June 30, 2015, Loan M-1 had an aggregate carrying value of $571,000 and $884,000, respectively. At June 30, 2016 and June 30, 2015, Loan M-2 had an aggregate carrying value of $495,000 and $798,000, respectively. Originally Loans M-1 and M-2 were both secured by the two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and stepmother of one of the co-borrowers. At June 30, 2016 and June 30, 2015, Loans M-1 and M-2 are included in the table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. During the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers, pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year, beginning in 2015. The maturity date for these loans is now October 1, 2018. Loans M-1 and M-2 were performing in accordance with their restructured terms at June 30, 2016. A more detailed history of Loan Relationship M follows.

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

At September 30, 2014, the borrowers had successfully complied with the revised payment plan agreement from March 31, 2014 and both loans were current. Additionally, the real estate taxes due during the March 31, 2014 quarter were paid. However, at September 30, 2014, the real estate taxes that were due in July 2014 had not been paid. At December 31, 2014, due to cash flow issues caused by inclement weather during the quarter, the real estate taxes that were due in July 2014 were still not paid, and the loan payments due for October, November, and December 2014 were not paid. The Bank met with the husband and wife co-borrowers during the December 31, 2014 quarter. The co-borrowers advised the Bank that they would not be able to make the past due payments and the past due real estate taxes because of the inclement weather during the quarter, until the golf season opened in the spring of 2015. Because of these developments, the Bank performed another impairment analysis of these two loans. While the appraisals of the properties showed no need for an impairment, the Bank further analyzed the cash flow of the golf courses. After this analysis, the Bank determined that an additional impairment of $466,000 was needed for this loan relationship, and an additional charge-off of $233,000 was established for each of the two loans in this loan relationship, through a charge-off to the general allowance. During the quarter ended March 31, 2015, the Bank entered into further discussions with the co-borrowers about another revised payment plan. As stated above, during the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers. An impairment analysis was performed for the quarter ended June 30, 2015. The impairment analysis showed that no further impairment was needed on either Loan M-1 or M-2. For the quarter ended December 31, 2015, because there was still the partial escrow payment due for the October 2015 escrow payment, the Bank performed another impairment analysis. Even though the partial escrow payment was paid subsequent to the December 31, 2015 quarter, and the appraisals of the properties indicated no further impairment was needed, the Bank reviewed the observable market price of the properties and determined that an additional impairment of $250,000 was needed for this loan relationship, and an additional charge-off of $125,000 was established for each of the two loans in this loan relationship, through a charge-off to the general allowance.

During the March 31, 2016 quarter, because there had not been an updated appraisal since the March 2014 quarter, the Bank ordered and received new appraisals on all of the collateral securing this Loan Relationship. The new appraisal on one of the golf courses decreased to $1.1 million from $1.2 million. The new appraisal on the other golf course decreased to $1.4 million from $1.6 million. The new appraisal on the approximately 25 acre tract of land increased to $100,000 from $95,000. The new appraisal for the principal residence of two of the individual co-borrowers increased to $165,000 from $150,000. Also during the March 2016 quarter, the husband and wife principals of the two corporate entities informed the Bank that they were not going to open the golf course that appraised for $1.1 million for the 2016 golf season and that they are going to attempt to sell the property as a land development project. Subsequent to the end of the March 2016 quarter, the Bank was informed that one of the co-borrowers had passed. She was the wife of one of the co-borrowers and the stepmother of one of the other co-borrowers who is one of the two principals of the corporate entities.

During the June 30, 2016 quarter, the borrowers entered into a purchase agreement to sell the golf course that was not opened. As part of this purchase, the Bank agreed to release the nonoperational golf course, the 25 acre tract of land, and the co-borrower who was the father of one of the principals. The Bank would have the first mortgage, instead of a second mortgage, on the principal residence of two of the individual co-borrowers. However, based on this purchase agreement, the Bank determined that an additional impairment of $210,000 was needed for this loan relationship, and an additional charge-off of $105,000 was established for each of the two loans in the loan relationship through a charge-off to the general allowance. The nonoperational golf course was sold subsequent to the end of the June 30, 2016 quarter. After the sale and subsequent reduction of the principal balance of Loan M-1, the Bank determined that no further impairment was needed. Also, subsequent to the June 30, 2016 quarter, the Bank entered into an amended forbearance agreement with the borrower and co-borrowers, reflecting the reduced principal balances for Loans M-1 and M-2. The maturity date for these loans remained at October 1, 2018. The Bank will monitor the cash flow of the remaining golf course over the next three quarters and determine if any further impairment is necessary.

•	Loan Relationship N. At June 30, 2016 and June 30, 2015, Loan Relationship N was comprised of four loans having an aggregate carrying value of $334,000 and $680,000 respectively. At June 30, 2016 and June 30, 2015, Loan N-1 had an aggregate carrying value of $13,000 and $252,000 respectively. Loan N-1 was secured by a single family, non-owner occupied property located on 13 acres, and by another single family, non-owner occupied property on a .52 acre lot. During the June 30, 2016 quarter, both of the single family, non-owner occupied properties were sold with the net proceeds applied to the principal balance of Loan N-1. Loan N-1 is still secured by a single family, non-owner occupied property and 12 acres out of the original 13 acres on which the property is located. At June 30, 2016 and June 30, 2015, Loan N-2 had an aggregate carrying value of $76,000 and $135,000 respectively. During the June 30, 2016 quarter, three lots were sold with the net proceeds applied to the principal balance of Loan N-2. Loan N-2 is secured by land, on which there is, as of June 30, 2016, a 13 lot residential development. At June 30, 2016 and June 30, 2015, Loan N-3 had an aggregate carrying value of $222,000. At June 30, 2016 and June 30, 2015, Loan N-4 had an aggregate carrying value of $23,000 and $72,000 respectively. Loan N-3 and Loan N-4 are secured by a single family non-owner occupied property, located on 51 acres, with Loan N-3 being the first mortgage on this property and Loan N-4 being a home equity line of credit secured by a second mortgage on this property. The borrower of Loan N-1 is a corporate entity, each of whose principals, along with their spouses, have individually signed as a co-borrower. The borrower of Loan N-2 is a corporate entity, with the principal individually signed as a co-borrower, together with his wife and parents. The borrowers of Loans N-3 and N-4 are a husband and wife who are also co-borrowers on Loans N-1 and N-2. Loans N-1 and N-3 are included in the table in “Nonaccrual, one- to-four Family, Non-owner Occupied” Loans as of June 30, 2016 and June 30, 2015. Loan N-2 is included in the table in “Nonaccrual, Land loans” as of June 30, 2016 and June 30, 2015. Loan N-4 is included in the table in “Nonaccrual, Consumer loans” as of June 30, 2016 and June 30, 2015. In the “Credit Risk Profile by Internally Assigned Grade” table, Loans N-1 and N-3 are classified as “One-to-Four Family, Non-owner Occupied, Substandard” at June 30, 2016and June 30, 2015. Loan N-2 is classified as “Land, Substandard” at June 30, 2016 and June 30, 2015. Loan N-4 is classified as “Consumer, Substandard” at June 30, 2016 and June 30, 2015. These loans were not performing in accordance with their original terms at June 30, 2016. A more detailed history of Loan Relationship N follows.

Loan N-1 originated in March 2009 to purchase a 13 acre tract of land on which there was a single family residence. This loan was secured by this property and an additional single family residence on a one acre lot. The house and one acre of the 13 acre tract, on which the house was located, was to be sold, with the remaining 12 acres utilized for residential development. The original appraised value of the house and 13 acres was $283,000. The additional single family residence on a one acre tract was destroyed by fire in December 2013. Before its destruction, the appraised value of that collateral was $105,000. A separate single-family residence on a .52 acre tract of land was substituted as collateral for the destroyed property. This replacement property was owned by one of the Loan N-1 principal borrowers and his father. The value of this replacement property was $135,000 based on an appraisal dated February 2014. This loan had a market rate of interest with monthly interest only payments and an original term of one year. The loan was renewed for an additional five years in 2010, with a maturity date of March 2015. Before the March 2015 maturity date, because of market conditions, the borrower was unable to sell the single family residence and one acre lot, and was also unable to develop the additional 12 acres for residential development. In the December 2014 quarter, the borrower was not able to make the monthly payments due to difficulties with other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. Because the loan became 90 days delinquent in the December 2014 quarter, the Bank reappraised all of the properties securing Loan N-1 in December 2014. The appraised value of all properties totaled $352,500, compared to the original appraised aggregate value of $418,000. The Bank is in regular contact with the borrower and co-borrowers of Loan N-1, and the borrower continues to try to sell the properties. However, in October 2015 a foreclosure action was filed due to the ongoing delinquency and continued nonpayment of this loan. A sheriff sale date had been scheduled for April 2016. However, subsequent to the end of the March 31, 2016 quarter, because the borrowers in this Loan Relationship had signed purchase agreements on several properties in this Loan Relationship, the Bank agreed to delay the sheriff sale so that these properties could be sold. As stated above, during the June 30, 2016 quarter, the borrowers were able to sell the two single family, non-owner occupied properties, with the net proceeds applied to the principal balance of loan N-1.

Loan N-2 originated in November 2012 to refinance two existing loans the Bank made that were secured by a 19 lot residential development. This loan had a market rate of interest with monthly interest only payments. The original term of this loan was three years, with a maturity date of December 2015. Proceeds from the sale of the lots were to be used to repay the loan. This property appraised for $483,000 in 2012. From 2012 until 2014, the borrower was able to sell two of the 19 lots. The Bank obtained an updated appraisal of the remaining 17 lots in December 2014. The updated appraised value was $300,000. In the June 30, 2015 quarter, the borrower sold another lot and the Bank applied the net proceeds to the loan balance. An updated appraisal on the remaining 16 lots was received in July 2015. The updated appraised value was $274,000. Because of market conditions, the borrower was not able to sell the lots in a timely manner. In the December 2014 quarter, the borrower was not able to make the monthly payments due to other business ventures of the co-borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. The Bank is in regular contact with the borrower and co-borrowers of Loan N-2 and the borrower continues to try to sell the properties. However, in October 2015 a foreclosure action was filed due to the ongoing delinquency and continued nonpayment of this loan. A sheriff sale date had been scheduled for April 2016. However, subsequent to the end of the March 31, 2016 quarter, because the borrowers in this Loan Relationship had signed purchase agreements on several properties in this Loan Relationship, the Bank agreed to delay the sheriff sale so that these properties could be sold. During the June 30, 2016 quarter, the borrower sold three lots and the Bank applied the net proceeds to the loan balance. Subsequent to the end of the June 30, 2016 quarter, the borrower sold another lot and the Bank applied the net proceeds to the loan balance. After this sale, there are 12 lots remaining.

Loan N-3 and Loan N-4 were originated in April 2007 and June 2008, respectively. The purpose of Loan N-3 was to refinance and purchase an additional 33 acres of adjoining property. Loan N-4, an equity line of credit, was used to buy a single family rental property. Loans N-3 and N-4 are secured by the same property, a single family, non-owner occupied residence and 50.57 acres of land. This property appraised for $405,000 in March 2007 and $406,000 in February 2008. In the December 2014 quarter, the borrowers were not able to make the monthly payments, mainly because of other business ventures of the borrowers with which the Bank is not involved, and the loan became more than 90 days delinquent. Because the loan went 90 days delinquent in the December 2014 quarter, the Bank updated the appraisal on this property. The updated appraised value was $378,000 compared to the $406,000 appraised value in February 2008. The Bank is in regular contact with the borrowers of Loans N-3 and N-4 and the borrowers continue to try to sell the property. However, in October 2015 a foreclosure action was filed due to the ongoing delinquency and continued nonpayment of this loan. A sheriff sale date had been scheduled for April 2016. However, subsequent to the end of the March 31, 2016 quarter, because the borrowers in this Loan Relationship had signed purchase agreements on several properties in this Loan Relationship, the Bank agreed to delay the sheriff sale so that these properties could be sold. During the June 30, 2016 quarter, the borrowers of Loans N-3 and N-4 sold their principal residence. The Bank did not have a lending relationship on the principal residence but the borrower applied $25,000 of the net proceeds of that sale to the principal balance of Loan N-4. Also, the borrowers and their family moved into the single family property that serves as collateral for Loans N-3 and N-4. During the June 30, 2016 quarter, the Bank determined to update the appraisal on the single family property. The updated appraisal, received in June 2016, had a value of $288,000. This was a decrease in value of $90,000 when compared to the $378,000 value assessed in the December 2014 quarter. Therefore, the Bank determined that an impairment was needed for this property and a charge-off of $24,000 was established for Loan N-4, through a charge-off to the general allowance.

As of the filing of this report, the Bank has agreed to continue to delay the sheriff sales for Loans N-1, N-2, N-3 and N-4 because the borrowers and co-borrowers in relationship N continue to be able to sell properties and reduce the principal balances of the loans in this relationship.

Loan Relationship N will not be included in the loan narratives going forward due to the fact that the net carrying value of the commercial loans is now less than the $250,000 balance for nonaccrual commercial loans criteria stated above.

•	Loan Relationship O. At June 30, 2016 and June 30, 2015, this Loan Relationship consisted of three loans having an aggregate carrying value of $1.6 million. Two of the loans, a Note A loan (Loan O-1) and a Note B loan, had an aggregate carrying value of $721,000 and $734,000, respectively. Loan O-1 is secured by a first lien on a nonresidential retail strip center. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At June 30, 2016 and June 30, 2015, Loan O-1 is included in the table as “Accruing Restructured Loans”, and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. As of September 30, 2011, Loan O-1 was put on accrual because of its sufficient payment history, but was still considered a TDR and thus continued to be classified as substandard. At June 30, 2016 and June 30 2015, the balance of Loan O-2 was $890,000 and $911,000, respectively. Loan O-2 is secured by a nonresidential, eight bay, retail strip center. Loan O-2 is not included in the table as “Accruing Restructured Loans” at June 30, 2016 and June 30, 2015. At June 30, 2016 and June 30, 2015, Loan O-2 was classified as “Nonresidential Real Estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. This loan was originated in December 2004, for the purchase of the land (which was an Other Real Estate Owned property of the Bank) and the construction of the eight bay, retail strip center. The original loan amount was $1,080,000 at a market rate of interest, based on a 3/3 ARM, for a 30 year term. In August 2013, the original loan was refinanced for $965,000, at a market rate of interest, based on a 5/1 ARM, for a 22 year term. The borrower, for the original loan and the refinanced loan, is a limited liability company and the four co-borrowers are the principals of the limited liability company. Three of the spouses of the four co-borrowers are also signed on the loan. On both the original loan and the refinanced loan, all seven co-borrowers were and are signed. Two of the co-borrowers of the loan O-2 are principals of the limited liability company for Loan O-1 described above. Loan O-2, both the original loan and the refinanced loan, did and has performed in accordance with its terms. A more detailed history of Note A loan (Loan O-1) and the Note B loan follows.

In June 2006, Loan O-1 was originated and comprised of one loan for $1.1 million. In the June 2010 quarter, the co-borrowers approached the Bank and said that the anchor tenant was vacating the retail strip center. Independent appraisals were ordered and received, and reflected the value of the property had decreased to a value of $900,000 from the value of $1.4 million in June 2006. A specific valuation allowance was established for $360,000 to reduce the net carrying value down to $720,000, or 80% loan to value. In the March 2011 quarter, the co-borrowers again approached the Bank and stated that even though they had been able to replace the anchor tenant, the lease amount that they were receiving was 20% less than the previous tenant. A new appraisal was ordered and received in the March 2011 quarter, and reflected the value of the property had decreased to a value of $828,000 from the value of $900,000 in June 2010. The Bank reviewed the present value of future cash flow of this property and the one loan was restructured using the Note A/B split note strategy. Based on the present value of future cash flow of the property, the Note A loan (Loan O-1) was for $810,000, with a below market rate of interest of 2%, for a 30 year term, and a two year balloon payment. The carrying value of the A loan (Loan O-1) continued on nonaccrual and a classification of substandard, but was also reported as a TDR. The Note B loan was for $360,000 (inclusive of the $360,000 specific valuation allowance established in June 2010) and was charged-off. In September 2011, because there were six consecutive payments made and the cash flow of the property from updated financial information indicated that the debt service coverage ratio was adequate, the loan was placed on accrual. However, because of the below market interest rate, an impairment of $28,750 was established. During the March 2013 quarter, the balloon payment from the March 2011 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated March 2013 showed a value of $825,000, a decrease of $3,000 from the value of $828,000 in the March 2011 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The loan amount for the A loan (Loan O-1) was decreased to $761,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 30 year term, and a three year balloon payment. This loan was placed on accrual (because of its sufficient payment history). However, the classification remained substandard and the loan was still reported as a TDR. Also, because this loan now had a market rate of interest, the impairment amount of $28,750 was removed. The Note B loan was for $376,000 (inclusive of the $366,000 charge-off from March 2011) and was charged-off. During the March 31, 2016 quarter, the balloon payment from the March 2013 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated February 2016 showed a value of $870,000, an increase of $45,000 from the value of $825,000 in the March 2013 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having a one year balloon payment. The loan amount for the A loan (Loan O-1) was decreased to $723,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 27 year term, and a one year balloon payment. This loan was placed on accrual (because of its sufficient payment history). However, the classification remained substandard and the loan was still reported as TDR. There was no increase in the principal balance ($376,000) of the Note B loan from that loan’s prior restructuring in March 2013, and therefore, the charge-off amount ($376,000) remained the same as in March 2013. The interest rate remained at 0%, as the loan had been charged-off. At June 30, 2016, Loan O-1 was performing in accordance with its restructured terms.

The following table summarizes all Note A/B format loans at June 30, 2016 and 2015:

At June 30, 2016	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)
Nonresidential real estate	$1,078	$482	$1,560	2	2
Multi-family residential real estate	1,109	920	2,029	2	2
One- to four-family residential real estate	89	20	109	1	1

Total (1)	$2,276	$1,422	$3,698	5	5

At June 30, 2015	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)
Nonresidential real estate	$1,851	$2,778	$4,629	3	3
Multi-family residential real estate	1,858	1,335	3,193	3	3
One- to four-family residential real estate	93	21	114	1	1

Total	$3,802	$4,134	$7,936	7	7

(1) Included in this total are an aggregate of $1.8 million comprised of Note As and $1.3 million comprised of Note Bs that are included in the discussion of Loan Relationships F, H, and O.

Primarily based on an assessment of our loans receivable greater than 30 days past due and accruing in the multi-family residential real estate and nonresidential real estate portfolios of $0 at June 30, 2016, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable.

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

	At June 30, 2016
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$1,609	$324	$1,933	$-	$1,933
Multi-family residential real estate	-	-	-	-	-
Nonresidential real estate	721	1,066	1,787	-	1,787
Total	$2,330	$1,390	$3,720	$-	$3,720
Number of loans	16	11

	At June 30, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$1,148	$948	$2,096	$-	$2,096
Multi-family residential real estate	724	-	724	-	724
Nonresidential real estate	2,717	2,437	5,154	120	5,034
Total	$4,589	$3,385	$7,974	$120	$7,854
Number of loans	13	19

	At June 30, 2014
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$947	$1,552	$2,499	$-	$2,499
Multi-family residential real estate	1,663	1,200	2,863	-	2,863
Nonresidential real estate	3,008	1,639	4,647	120	4,527
Total	$5,618	$4,391	$10,009	$120	$9,889
Number of loans	13	26

	At June 30, 2013
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$2,061	$2,554	$4,615	$7	$4,608
Multi-family residential real estate	5,827	2,263	8,090	20	8,070
Nonresidential real estate	3,656	2,701	6,357	120	6,237
Total	$11,544	$7,518	$19,062	$147	$18,915
Number of loans	21	31

	At June 30, 2012
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$2,374	$2,601	$4,975	$26	$4,949
Multi-family residential real estate	7,715	4,251	11,966	165	11,801
Nonresidential real estate	3,122	2,987	6,109	465	5,644
Total	$13,211	$9,839	$23,050	$656	$22,394
Number of loans	14	34

Loans that were included in troubled debt restructurings at June 30, 2016 and 2015 were generally given concessions of interest rate reductions and/or terms. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2016, there were 21 loans that required payments of principal and interest, and one loan that required interest payments only. At June 30, 2015, there were 23 loans that required payments of principal and interest, and two loans that required interest payments only. The economic trends during the year ended June 30, 2016 were generally stable in our primary market area, Dearborn and Ripley Counties in Indiana.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2016	2015
	(In thousands)
Special mention assets	$5,150	$4,086
Substandard assets	5,625	11,588

Total classified assets	$10,775	$15,674

At June 30, 2016: Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Nonresidential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$125,089	$33,820	$7,007	$13,914	$48,886	$3,814	$1,119	$8,475	$242,124
Watch	2,545	582	4,298	2,118	5,018	4,741	54	1,967	21,323
Special mention	681	218	160	-	3,201	-	890	-	5,150
Substandard	2,568	398	695	-	1,876	-	88	-	5,625

Total	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222

At June 30, 2015: Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Nonresidential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$118,671	$33,016	$7,352	$16,167	$33,913	$3,060	$1,867	$7,442	$221,488
Watch	4,371	1,219	5,479	2,405	5,931	1,018	77	1,757	22,257
Special mention	805	187	142	-	2,062	-	890	-	4,086
Substandard	3,237	458	995	724	6,023	-	151	-	11,588

Total	$127,084	$34,880	$13,968	$19,296	$47,929	$4,078	$2,985	$9,199	$259,419

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2016		2015		2014
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Residential real estate:
One- to four-family	$689	$582	$828	$560	$1,894	$974
Multi-family	-	-	-	-	342	̶
Nonresidential real estate and land	14	-	-	-	161	243
Consumer and other loans	109	49	241	187	187	119

Total	$812	$631	$1,069	$747	$2,584	$1,336

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

As a result of our systematic analysis of the adequacy of the allowance for loan losses, the loss factors we presently use to determine the reserve level are based on various risk factors such as trends in underperforming loans, trends and concentrations in loans and loan volume, economic trends in our market area.

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. On a quarterly basis, management reviews all substandard commercial loans and all loans that are more than 90 days delinquent. On a quarterly basis, management reviews all classified assets and at least on an annual basis, management reviews all major lending relationships (relationships greater than $750,000). The review of major lending relationships includes completing an updated property inspection, and obtaining current tax returns and financial information about the borrowers, guarantors and the property. When collateral dependent impaired loans are identified, management will reduce the loan to fair value and charge-off the difference between the outstanding balance and fair value to the allowance for loan losses. Impaired loans measuring fair value under the present value of cash flows are allocated a portion of the general allowance using a charge off to reduce the loans’ carrying value to the present value of estimated cash flows. No less than quarterly, management will review the allowance for loan losses based upon the criteria discussed above and make adjustments to the allowance accordingly.

Any commercial loan that is included in classified loans or other loans about which management may have concerns is individually reviewed for impairment on a quarterly basis. For individually reviewed loans, the borrowers’ inability to make payments under the terms of these loans, or the existence of a shortfall in the collateral value relating to these loans, could result in our allocating a portion of the allowance to the loans that were impaired.

At June 30, 2016, our allowance for loan losses represented 1.8% of total loans and 169.2% of nonperforming loans and amounted to $4.9 million. At June 30, 2015, our allowance for loan losses represented 2.0% of total loans and 79.0% of nonperforming loans and amounted to $5.1 million. At June 30, 2014, our allowance for loan losses represented 2.18% of total loans and 54.88% of nonperforming loans and amounted to $5.5 million.

From June 30, 2015 to June 30, 2016, the loan portfolio experienced decreases of $3.6 million in nonperforming loans, $3.8 million in nonperforming assets, and no new troubled debt restructurings. Classified assets decreased $4.9 million. The fiscal 2016 decreases in nonperforming loans, nonperforming assets, and troubled debt restructurings were the result of troubled debt restructuring loans making payments in accordance with their restructured terms for sufficient periods of time to allow the loans to be placed on accruing status, combined with loan payoffs, foreclosures, payments and movements of such loans to accruing status. For more information on the Note A/B split note strategy and the related charge-offs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Strategy – Improving our asset quality.” When a loan first becomes a troubled debt restructuring, it is included in nonaccrual loans until a history of at least six consecutive monthly payments can be established. Troubled debt restructurings are also classified as substandard assets as long as the loan is considered a troubled debt restructuring.

The net provision for loan losses was $187,000 for the year ended June 30, 2016 compared to a net recovery of loan losses of $348,000 for the year ended June 30, 2015.

Reflective of continued improvement in our asset quality, nonperforming loans as a percentage of total loans decreased from 2.50% at June 30, 2015 to 1.05% at June 30, 2016, and nonperforming loans as a percentage of total assets decreased from 1.25% at June 30, 2015 to 0.55% at June 30, 2016.

The ratio of the allowance for loan losses to nonperforming loans (coverage ratio) increased from 79.0% to 169.2% from June 30, 2015 to June 30, 2016. This increase was a result of nonperforming loans performing in accordance with their terms, payoffs and loans eligible to be removed nonaccrual classification. At June 30, 2016 and 2015, nonperforming troubled debt restructurings were 48.2% and 52.2% of nonperforming loans, respectively. Troubled debt restructurings have generally been charged off or written down to their fair value at the time of the restructuring. The fair value at the time of restructuring is determined by a recent independent appraisal or cash flow analysis of the underlying collateral. As a result of the recent fair value determinations of a majority of the loans that are included in nonperforming loans, the allowance for loan losses as a percentage of nonperforming loans increased from June 30, 2015 to June 30, 2016.

The following table illustrates the changes to the allowance for loan losses for the year ended June 30, 2016:

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Non-Owner- Occupied	Multi- Family	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124
Charge-offs	(135)	(157)	-	(192)	(561)	-	-	-	(1,045)
Recoveries	86	274	27	4	223	-	-	5	619
Provision (credit)	(64)	(208)	(49)	(11)	329	128	(6)	68	187
Ending Balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Balance, Individually Evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-
Balance, Collectively Evaluated	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Financing receivables: Ending Balance	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222
Ending Balance: individually evaluated for impairment	$2,535	$398	$408	$-	$1,787	$-	$88	$-	$5,216
Ending Balance: collectively evaluated for impairment	$123,148	$32,071	$11,581	$16,032	$57,076	$8,555	$2,063	$10,313	$260,839
Ending Balance: loans acquired at fair value	$5,200	$2,549	$171	$-	$118	$-	$-	$129	$8,167

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2016			2015			2014
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,343	27.5%	52.2%	$1,478	28.8%	54.3%	$1,397	25.6%	51.6%
Multi-family real estate	275	5.6	5.8	474	9.2	7.4	929	17.0	9.4
Nonresidential real estate	2,577	52.8	21.5	2,586	50.5	18.5	2,508	46.0	19.5
Land	10	0.2	0.8	16	0.3	1.2	19	0.3	1.4
Agricultural	95	1.9	2.2	-	-	2.0	-	-	1.4
Commercial	27	0.6	1.6	49	1.0	1.6	37	0.7	1.8
Consumer	426	8.7	12.8	517	10.1	13.4	564	10.3	13.8
Construction	132	2.7	3.1	4	0.1	1.6	5	0.1	1.1

Total allowance for loan losses	$4,885	100.0%	100.0%	$5,124	100.0%	100.0%	$5,459	100.0%	100.0%

Total loans	$274,222			$259,419			$250,808

	At June 30,
	2013			2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
One- to four-family residential real estate	$1,157	21.3%	49.1%	$902	16.1%	48.4%
Multi-family real estate	1,286	23.6	12.4	1,915	34.1	14.7
Nonresidential real estate and land	2,386	43.8	19.9	2,282	40.6	20.5
Land	17	0.3	1.3	11	0.2	1.2
Agricultural	-	-	1.4	-	-	1.1
Commercial	34	0.6	1.4	24	0.4	1.3
Consumer	553	10.2	13.7	477	8.5	12.4
Construction	10	0.2	0.8	3	0.1	0.4

Total allowance for loan losses	$5,443	100.0%	100.0%	$5,614	100.0%	100.0%

Total loans	$260,716			$288,199

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance at beginning of period	$5,124	$5,459	$5,443	$5,614	$5,335
Provision for (recovery of) loan losses	187	(348)	(132)	(66)	3,662
Charge-offs:
One- to four-family residential real estate	135	50	606	322	529
Land	-	-	15	-	8
Nonresidential real estate	561	467	30	457	1,804
Multi-family real estate	192	-	430	-	1,233
Consumer and other loans	157	162	163	165	325

Total charge-offs	1,045	679	1,244	944	3,899

Recoveries:
One- to four-family residential real estate	113	141	439	97	135
Nonresidential real estate and land	223	434	53	4	4
Multi-family real estate	4	-	644	660	256
Consumer and other loans	279	117	136	78	121

Total recoveries	619	692	1,272	839	516

Net recoveries (charge-offs)	(426)	15	28	(105)	(3,383)

Loss on restructuring of loans and other adjustments	-	-	120	-	-

Allowance at end of period	$4,885	$5,124	$5,459	$5,443	$5,614

Allowance to nonperforming loans	169.20%	78.96%	54.88%	42.83%	34.79%
Allowance to total loans outstanding at the end of the period	1.78%	1.98%	2.18%	2.09%	1.95%
Net (recoveries) charge-offs to average loans outstanding during the period	0.16%	(0.01)%	(0.06)%	0.04%	1.19%

The charge-offs in the year ended June 30, 2016 were primarily the result of charge-offs totaling $460,000 on a nonresidential loan relationship and a $192,000 charge-off on a multifamily loan.

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

We have an Asset/Liability Committee, comprised of Board members, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

The following table presents the change in our net economic value of equity at June 30, 2016 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$67,326	$(16,453)	(19.64)%	14.33%
300	76,552	(7,227)	(8.63)	15.79
200	80,962	(2,817)	(3.36)	16.19
100	83,798	19	0.02	16.26
0	83,779	-	-	15.79
(100)	78,193	(5,586)	(6.67)	14.38

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $29.0 million at June 30, 2016. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $120.5 million at June 30, 2016. Total securities classified as available-for-sale were $152.5 million at June 30, 2016.

In addition, we had the ability to borrow a total of approximately $61.4 million from the Federal Home Loan Bank of Indianapolis at June 30, 2016.

At June 30, 2016, United Community Bank’s total commitment to extend credit at variable rates was $36.5 million. The amount of fixed-rate commitments was approximately $9.5 million at June 30, 2016. The fixed-rate loan commitments at June 30, 2016 have interest rates ranging from 3.25% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2016. Certificates of deposit due within one year of June 30, 2016 totaled $85.6 million. This represented 60.0% of certificates of deposit at June 30, 2016. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2016.

		Payments Due By Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in Thousands)
Long-term debt obligations	$12,000	$3,167	$3,666	$3,167	$2,000
Operating lease obligations	83	30	48	5	-
Total	$12,083	$3,197	$3,714	$3,172	$2,000

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2016	2015
	(Dollars in thousands)
Investing activities:
Loans disbursed or closed	$(78,566)	$(58,679)
Loan principal repayments	52,415	43,763
Proceeds from maturities and principal repayments of securities	20,739	29,516
Proceeds from sales of securities available-for-sale	56,058	49,872
Purchases of securities	(57,938)	(72,736)
Proceeds from sale of other real estate owned	212	702
Proceeds from bank owned life insurance death benefit	1,008	-
Capital expenditures	(256)	(326)
Financing activities:
Increase (decrease) in deposits	6,348	(7,099)
Borrowings from Federal Home Loan Bank	17,000	2,000
Repayments of Federal Home Loan Bank advances	(18,000)	(4,000)
Dividends paid to stockholders	(981)	(1,080)
Repurchases of common stock	(6,108)	(4,186)

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Institution Regulation—Capital Requirements,” and Note 15 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

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

For the year ended June 30, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, utilizing the framework established in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting as of June 30, 2016 was effective.

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

September 27, 2016

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp:

We have audited the accompanying consolidated statements of financial condition of United Community Bancorp as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2016. United Community Bancorp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Community Bancorp as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 27, 2016

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	June 30, 2016	June 30, 2015

Assets

Cash and due from banks	$2,253	$2,137
Interest-earning deposits in other financial institutions	26,727	16,385
Cash and cash equivalents	28,980	18,522

Investment securities:
Securities available for sale - at estimated market value	77,725	60,873
Securities held to maturity - at amortized cost	40,763	40,653
Mortgage-backed securities available for sale - at estimated market value	74,727	109,138
Investment securities	193,215	210,664

Loans receivable, net	267,138	253,828
Loans available for sale	783	160

Property and equipment, net	6,877	7,016
Federal Home Loan Bank stock, at cost	3,527	3,527
Accrued interest receivable:
Loans	872	828
Investments and mortgage-backed securities	1,010	994
Other real estate owned, net	70	286
Cash surrender value of life insurance policies	17,241	17,456
Deferred income taxes	2,073	3,268
Prepaid expenses and other assets	1,469	1,685
Goodwill	2,522	2,522
Intangible asset	312	429
Total assets	$526,089	$521,185

Liabilities and Stockholders' Equity

Deposits	$438,885	432,537
Advances from FHLB	12,000	13,000
Accrued interest on deposits	12	10
Accrued interest on FHLB advance	10	10
Advances from borrowers for payment of insurance and taxes	608	386
Accrued expenses and other liabilities	4,120	3,805
Total liabilities	455,635	449,748

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at June 30, 2016 and June 30, 2015; 4,198,143 and 4,610,839 shares outstanding at June 30, 2016 and June 30, 2015, respectively	51	51
Additional paid-in capital	51,320	51,145
Retained earnings	32,484	30,037
Less shares purchased for stock plans	(2,335)	(2,923)
Treasury Stock, at cost - 951,421 and 538,725 shares at June 30, 2016 and June 30, 2015, respectively	(12,445)	(6,337)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of income taxes	1,379	(536)

Total stockholders' equity	70,454	71,437

Total liabilities and stockholders' equity	$526,089	$521,185

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

	For the Three Months Ended		For the Year Ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015

Interest income:
Loans	$2,940	$2,843	$11,595	$11,338
Investments and mortgage-backed securities	1,026	1,039	4,103	3,894
Total interest income	3,966	3,882	15,698	15,232
Interest expense:
Deposits	487	499	1,966	2,130
Borrowed funds	57	59	235	245
Total interest expense	544	558	2,201	2,375

Net interest income	3,422	3,324	13,497	12,857

Provision for (recovery of) loan losses	46	(104)	187	(348)

Net interest income after provision for loan losses	3,376	3,428	13,310	13,205

Noninterest income:
Service charges	756	723	2,968	2,747
Gain on sale of loans	123	75	342	176
Gain (loss) on sale of investments	21	(122)	145	(432)
Gain on sale of other real estate owned	-	22	27	169
Loss on sale of fixed assets	-	(6)	-	(6)
Provision for loss on real estate owned	-	(22)	(60)	(22)
Income from bank owned life insurance	120	129	773	529
Other	78	35	444	213
Total noninterest income	1,098	834	4,639	3,374

Noninterest expense:
Compensation and employee benefits	2,093	2,185	8,347	7,957
Premises and occupancy expense	315	265	1,139	1,187
Deposit insurance premium	65	87	301	364
Advertising expense	103	75	365	364
Data processing expense	407	310	1,410	1,359
Intangible amortization	27	28	117	118
Professional fees	161	165	748	774
Other operating expenses	426	330	1,553	1,495
Total noninterest expense	3,597	3,445	13,980	13,618

Income before income taxes	877	817	3,969	2,961

Income tax provision	67	122	541	425

Net income	$810	$695	$3,428	$2,536

Basic earnings per share	$0.20	$0.16	$0.83	$0.57
Diluted earnings per share	$0.20	$0.16	$0.82	$0.57

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Year Ended
	June 30,
	2016	2015

Net income	$3,428	$2,536

Other comprehensive income, net of tax
Net unrealized gain on available for sale securities net of taxes of $1,281 and $185 for the years ended June 30, 2016 and 2015, respectively.	2,003	289

Reclassification adjustment for the net realized (gain) loss on sale of available for sale securities included in net income, net of taxes of $(57) and $170 for the years ended June 30, 2016 and 2015, respectively.	(88)	266

Comprehensive income	$5,343	$3,091

Accumulated comprehensive income (loss)	$1,379	$(536)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

						Unrealized
		Additional		Shares		Gain (Loss)
	Common	Paid-In	Retained	Purchased for	Treasury	on Securities
(In thousands, except per share data)	Stock	Capital	Earnings	Stock plans	Stock	Available for Sale	Total

Balance at June 30, 2014	$51	$51,044	$28,581	$(3,504)	$(2,151)	$(1,091)	$72,930

Net income	-	-	2,536	-	-	-	2,536

Cash dividends of $0.06 per share	-	-	(1,080)	-	-	-	(1,080)

Shares repurchased	-	-	-	-	(4,186)	-	(4,186)

Amortization of ESOP shares	-	18	-	395	-	-	413

Restricted stock award	-	(8)	-	186	-	-	178

Stock option expense	-	84	-	-	-	-	84

Restricted stock windfall APIC adjustment	-	7	-	-	-	-	7

Unrealized gain on investments:
Net change during the period, net of deferred taxes of $355	-	-	-	-	-	555	555

Balance at June 30, 2015	$51	$51,145	$30,037	$(2,923)	$(6,337)	$(536)	$71,437

Net income	-	-	3,428	-	-	-	3,428

Cash dividends of $0.06 per share	-	-	(981)	-	-	-	(981)

Shares repurchased	-	-	-	-	(6,108)	-	(6,108)

Amortization of ESOP shares	-	72	-	382	-	-	454

Restricted stock award	-	(9)	-	206	-	-	197

Stock option expense	-	93	-	-	-	-	93

Restricted stock windfall APIC adjustment	-	19	-	-	-	-	19

Unrealized gain on investments:
Net change during the period, net of deferred taxes of $1,224	-	-	-	-	-	1,915	1,915

Balance at June 30, 2016	$51	$51,320	$32,484	$(2,335)	$(12,445)	$1,379	$70,454

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended
	June 30,
(In thousands)	2016	2015

Operating activities:
Net income	$3,428	$2,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	395	419
Provision for (recovery of) loan losses	187	(348)
Deferred loan origination costs	73	(68)
Amortization of premium on investments	1,874	2,573
Proceeds from sale of loans	11,067	6,458
Loans disbursed for sale in the secondary market	(11,348)	(6,304)
Gain on sale of loans	(342)	(176)
Amortization of intangible asset	117	118
Amortization of acquisition-related loan yield adjustment	(159)	(215)
Loss (gain) on sale of investment securities	(145)	432
Loss on sale of fixed assets	-	6
Provision for loss on real estate owned	60	22
Gain on sale of other real estate owned	(27)	(169)
Gain recognized from death benefit on bank owned life insurance	(298)	-
Increase in cash surrender value of life insurance	(495)	(529)
Stock-based compensation	290	262
Amortization of ESOP shares	454	413
Deferred income taxes	(29)	(115)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(60)	(188)
Prepaid expenses and other assets	216	528
Accrued interest payable	2	(5)
Accrued expenses and other	334	1,166

Net cash provided by operating activities	5,594	6,816

Investing activities:
Proceeds from maturity of available for sale investment securities	265	90
Proceeds from sale of available for sale investment securities	16,251	1,065
Proceeds from maturity of held to maturity securities	56	86
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	20,418	29,340
Proceeds from sale of mortgage-backed securities available for sale	39,807	48,717
Proceeds from sale of other real estate owned	212	702
Purchases of available for sale investment securities	(41,569)	(9,155)
Purchases of held to maturity investment securities	(388)	(40,482)
Purchases of mortgage-backed securities available for sale	(15,981)	(23,099)
Proceeds from sale of Federal Home Loan Bank stock	-	3,061
Proceeds from bank owned life insurance death benefit	1,008	-
Net increase in loans	(13,440)	(9,056)
Capital expenditures	(256)	(326)

Net cash provided by investing activities	6,383	943

Financing activities:
Net increase (decrease) in deposits	6,348	(7,099)
Borrowings from Federal Home Loan Bank	17,000	2,000
Repayments of Federal Home Loan Bank advances	(18,000)	(4,000)
Dividends paid to stockholders	(981)	(1,080)
Repurchases of common stock	(6,108)	(4,186)
Net increase in advances from borrowers for payment of insurance and taxes	222	158

Net cash used in financing activities	(1,519)	(14,207)

Net increase (decrease) in cash and cash equivalents	10,458	(6,448)

Cash and cash equivalents at beginning of period	18,522	24,970

Cash and cash equivalents at end of period	$28,980	$18,522

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

The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in Southeastern Indiana. UCB Real Estate Management Holdings, LLC, a wholly-owned subsidiary of the Bank, was formed for the purpose of holding and operating real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc., a wholly-owned subsidiary of the Bank, was formed for a variety of purposes, but was primarily being used for the collection of commissions from a wealth management partner. In addition to the collection of commissions, during the current fiscal year, the Bank applied for, and received approval from the OCC to allow UCB Financial Services, Inc. to own and manage a portion of the Bank’s municipal bond portfolio.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company, the Bank, and its fully owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with FASB Accounting Standards Codification (ASC) Topic 320, Investments. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2016 or 2015. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

Interest income on securities is recorded net of applicable premium amortization or discount accretion. Generally, premiums on municipal bonds are amortized to the call date if a call is expected based upon the prevailing level of market interest rates. Discounts on municipal bonds are accreted to the maturity date unless a call is expected based upon the prevailing level of market interest rates.

Generally, premiums and discounts on mortgage-backed securities, collateralized mortgage obligations, and other securities with embedded call options are amortized or accreted as an adjustment to interest income based on the expected average life of the security using the interest method.

Gains and losses realized on the sale of investment securities are accounted for on the trade date using the specific identification method.

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation allocations and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market, determined in the aggregate. Loans are designated for sale as a part of the Bank’s asset/liability management strategy. Market value is determined based on expected volatility in interest rates and the anticipated holding period before the loan is sold. Due to the holding period being short term, the market value and cost of the loan are approximately the same. The Bank had $783,000 and $160,000 in loans held for sale at June 30, 2016 and 2015, respectively.

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

From time to time, as part of our loss mitigation strategy, loans may be renegotiated in a troubled debt restructuring (“TDR”) when we determine that greater economic value will ultimately be recovered under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. TDRs are accounted for as set forth in ASC 310, Receivables. A TDR may be on nonaccrual or it may accrue interest. A TDR is typically on nonaccrual until the borrower successfully performs under the new terms for six consecutive months. However, a TDR may be placed on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal under the new terms is fully collectible.

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

For each of the years ended June 30, 2016 and 2015, outstanding options to purchase 547,705 were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	June 30,
	2016	2015

Basic weighted average outstanding shares	4,136,244	4,463,912
Effect of dilutive stock options	39,991	12,272
Diluted weighted average outstanding shares	4,176,235	4,476,184

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

For the years ended June 30, 2016, and 2015, no Goodwill impairment charges were determined to be warranted.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company will be evaluating the impact of this ASU over the next several years.

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

NOTE 2 – INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale at June 30, 2016 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$74,198	$619	$90	$74,727
Municipal Bonds	33,512	1,278	—	34,790
U.S. Government Agency Bonds	—	—	—	—
Small Business Admin	7,651	221	—	7,872
Collateralized Mortgage Obligations	31,650	182	—	31,832
Certificates of Deposit	2,971	93	—	3,064
Other Equity Securities	210	—	43	167
Total	$150,192	$2,393	$133	$152,452

Investment securities held to maturity at June 30, 2016 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$40,763	$2,438	$—	$43,201

Investment securities available for sale at June 30, 2015 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$109,793	$170	$825	$109,138
Municipal Bonds	37,631	438	450	37,619
U.S. Government Agency Bonds	2,000	15	—	2,015
Small Business Admin	8,224	18	29	8,213
Collateralized Mortgage Obligations	13,032	9	199	12,842
Other equity securities	210	—	26	184
Total	$170,890	$650	$1,529	$170,011

Investment securities held to maturity at June 30, 2015 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$40,653	$52	$660	$40,045

Gross proceeds on the sale of investment and mortgage-backed securities were approximately $56,058,000 and $49,872,000 for the years ended June 30, 2016 and 2015, respectively. Gross realized gains for the years ended June 30, 2016 and 2015 were approximately $492,000 and $396,000, respectively. Gross realized losses for the years ended June 30, 2016 and 2015 were approximately $347,000 and $828,000, respectively.

The amount of investment securities pledged as security for advances from the FHLB totaled $47.7 million and $97.3 million as of June 30, 2016 and 2015, respectively. There were no pledged securities for municipal deposits as of June 30, 2016 and June 30, 2015. The Bank was notified on July 8, 2016 that it would not be required to pledge securities for municipal deposits during the September 2016 quarter.

The mortgage-backed securities, municipal bonds, small business admin, collateralized mortgage obligations, certificates of deposit, and U.S. government agency bonds available for sale have the following maturities at June 30, 2016:

	Amortized cost	Estimated market value
	(In thousands)

Due or callable in one year or less	$235	$235
Due or callable in 1 - 5 years	102,255	102,831
Due or callable in 5 - 10 years	33,973	35,185
Due or callable in greater than 10 years	13,519	14,034
Total debt securities	$149,982	$152,285

All other securities available for sale at June 30, 2016 are saleable within one year. The Company held $40,763,000 and $40,653,000 in investment securities that are being held to maturity at June 30, 2016 and 2015, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between 2016 and 2036.

The expected returns of principal of investments held to maturity are as follows as of June 30, 2016 (in thousands):

2017	61
2018	65
2019	69
2020	—
2021	300
Thereafter	40,268
$40,763

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2016 and 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2016
Municipal Bonds	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	5,664	30	20,009	60	25,673	90
U.S. Government Agency Bonds	—	—	—	—	—	—
Small Business Admin	—	—	—	—	—	—
Collateralized Mortgage Obligations	—	—	—	—	—	—
Other equity securities	—	—	167	43	167	43

	$5,664	$30	$20,176	$103	$25,840	$133
Number of investments	2		8		10

June 30, 2015
Municipal Bonds	$44,626	$1,000	$2,910	$110	$47,536	$1,110
Mortgage-backed securities	38,317	194	40,120	631	78,437	825
U.S. Government Agency Bonds	—	—	—	—	—	—
Small Business Admin	4,959	29			4,959	29
Collateralized Mortgage Obligations	11,658	199			11,658	199
Other equity securities	—	—	184	26	184	26

	$99,560	$1,422	$43,214	$767	$142,774	$2,189
Number of investments	121		21		142

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

The detail of interest and dividends on investment securities is as follows:

	For the year ended June 30,
	2016	2015
	(In thousands)
Taxable interest income	$2,071	$2,226
Nontaxable interest income	1,877	1,414
Dividends	155	254
Total	$4,103	$3,894

Mortgage-backed securities available for sale at June 30, 2016 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$64,273	$578	$90	$64,761
FHLMC	2,393	1	—	2,394
GNMA	7,532	40	—	7,572
	$74,198	$619	$90	$74,727

Mortgage-backed securities available for sale at June 30, 2015 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$87,934	$125	$473	$87,586
FHLMC	11,855	45	76	11,824
GNMA	10,004	—	276	9,728
	$109,793	$170	$825	$109,138

NOTE 3 – FINANCING RECEIVABLES

Financing receivables consist of the following:

	At June 30,
	2016	2015
	(In thousands)
Residential real estate
One- to four-family	$143,043	$141,052
Multi-family	16,032	19,296
Construction	8,555	4,078
Nonresidential real estate – commercial and office buildings	58,981	47,929
Agricultural	5,966	5,161
Land	2,151	2,985
Commercial	4,476	4,038
Consumer	35,018	34,880
	274,222	259,419

Less:
Allowance for losses	4,885	5,124
Undisbursed portion of loans in process	3,312	1,653
Deferred loan costs, net	(1,113)	(1,186)
	$267,138	$253,828

As of June 30, 2016 and 2015, the Company was servicing loans for the benefit of others in the amount of $68,927,000 and $64,851,000, respectively. The Company recognized $342,000 and $176,000 of pre-tax gains on sale of loans during the years ended June 30, 2016 and 2015, respectively. The carrying value of mortgage servicing rights approximated $639,000 and $517,000 as of June 30, 2016 and 2015, respectively. No impairment has been identified on the mortgage servicing assets and correspondingly, no valuation allowance has been recognized as of June 30, 2016 and 2015. During the fiscal year ended June 30, 2014, the Company changed its accounting method for mortgage servicing rights from the amortization method to the fair value measurement method, as permitted in accordance with FASB ASC 860-50, “Servicing Assets and Liabilities.” In accordance with ASC 860-50, the Company recorded an adjustment at the beginning of the year to retained earnings to adjust to the value of such servicing rights at that date. The total changes in fair value recognized in the consolidated statements of income was an increase of approximately $44,000 for the year ended June 30, 2016 and a decrease of approximately $253,000 for the year ending June 30, 2015.

The Company sells loans in the secondary market. Proceeds from the sales of mortgage loans totaled $11,067,000 and $6,458,000 during the years ended June 30, 2016 and 2015, respectively. The Company had $783,000 and $160,000 in one- to four-family fixed rate loans designated as held for sale at June 30, 2016 and 2015, respectively. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment. The following table provides information with respect to nonaccrual loans.

	At June 30,
	2016	2015
	(In thousands)
Nonaccrual loans:
One- to four-family – owner occupied	$776	$1,238
One- to four-family – non-owner occupied	235	483
Multi-family residential real estate	—	—

Nonresidential real estate – commercial and office buildings	—	775
Land	88	151
Consumer	398	458
Commercial	—	—
Restructured nonaccrual loans:
One- to four-family – owner occupied	$324	$948
One- to four-family – non-owner occupied	—	—
Multi-family residential real estate	—	—
Nonresidential real estate – commercial and office buildings	1,066	2,437
Total nonperforming loans	$2,887	$6,490
Number of nonaccrual loans	38	56

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

During the third quarter of the fiscal year ended June 30, 2011, Management began restructuring loans into a Note A/Note B format. Upon performing a global analysis of the relationship with the borrower, the terms of Note A were calculated using current financial information to determine the amount of payment at which the borrower would have had a debt service coverage ratio of 1.5x or better. That payment was calculated based upon a 20 to 30 year amortization period, and then was fixed for two years, with the loan maturing at the end of the two years. The amount for Note B is the difference of Note A and the original amount to be refinanced, plus reasonable closing costs. It was given the same interest rate and balloon term as Note A, but no principal or interest payments are due until maturity. Beginning in fiscal year ending June 30, 2013, management began structuring the A/B loans as 3-year balloon notes with amortization periods up to 30 years. The A note typically carries a market interest rate while the B note carries a 0% interest rate. While no amount of the original indebtedness of the borrower is forgiven through this process, the full amount of Note B is charged-off. Note A is treated as any other TDR and, generally, may return to accrual status after a history of performance in accordance with the restructured terms of at least six consecutive months is established. The following tables summarize TDRs by loan type and accrual status.

At June 30, 2016
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$1,609	$324	$1,933	$—	$1,933	20	$1,979
Multi-family residential real estate	—	—	—	—	—	2	361
Nonresidential real estate	721	1,066	1,787	—	1,787	5	3,009

Total	$2,330	$1,390	$3,720	$—	$3,720	27	$5,349

At June 30, 2015
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$1,148	$948	$2,096	$—	$2,096	20	$2,160
Multi-family residential real estate	724	—	724	—	724	4	1,188
Nonresidential real estate	2,717	2,437	5,154	120	5,034	8	4,329

Total	$4,589	$3,385	$7,974	$120	$7,854	32	$7,677

Interest income recognized on TDRs is as follows:

	For the year	For the year
	ended June 30, 2016	ended June 30, 2015

One- to four-family residential real estate	$64	$27
Multi-family residential real estate	20	72
Nonresidential real estate	76	122
Construction	—	—
Commercial	—	—
Consumer	—	—
Total	$160	$221

At June 30, 2016, the Bank had 27 loans totaling $3.7 million that qualified as TDRs, with no allowance for losses on these loans. With respect to the $3.7 million in TDRs, the Bank charged off $1.4 million for these loans at the time of the restructuring into the Note A/B format. At June 30, 2015, the Bank had 32 loans totaling $8.0 million that qualified as TDRs, and has established an allowance for losses on these loans of $120,000. With respect to the $8.0 million in TDRs, the Bank charged off $4.1 million with respect to these loans at the time of the restructuring into the Note A/B format. Management continues to monitor the performance of loans classified as TDRs on a monthly basis.

The following table is a rollforward of activity in our TDRs for the fiscal years ended June 30, 2016 and 2015.

	2016		2015
(Dollar amounts in thousands)	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
Beginning balance	$7,854	25	$9,889	30
Additions to TDRs	-	-	1,690	3
Removal of TDR	(1,923)	(3)	(3,031)	(8)
Impairment Reversal	120	-	-	-
Charge-offs	(535)	-	(8)	-
Payments	(1,796)	-	(686)	-
	$3,720	22	$7,854	25

The Company considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. During the years ended June 30, 2016 and 2015 there were no TDR loans that subsequently defaulted after modification.

Loans that were included in TDRs at June 30, 2016 and 2015 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Many of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2016, there were 21 loans with required principal and interest payments and one loan with required interest only payments. The remaining five loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at June 30, 2016. At June 30, 2015, there were 23 loans with required principal and interest payments and two loans with required interest only payments. The remaining seven loans that were restructured into the Note A/B split note format, represent the B notes which had zero carrying value at June 30, 2015 and are due at maturity.

No loans over ninety days past due accrued interest for the years ended June 30, 2016 and 2015. Interest income that would have been recorded for the years ended June 30, 2016 and 2015 had nonaccruing loans been current according to their original terms was $368,000 and $479,000, respectively. Interest related to nonaccrual loans included in interest income totaled $18,000 and $24,000 for the years ended June 30, 2016 and 2015, respectively.

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2016

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Non-Owner- Occupied	Multi- Family	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124
Charge offs	(135)	(157)	-	(192)	(561)	-	-	-	(1,045)
Recoveries	86	274	27	4	223	-	-	5	619
Provision (credit)	(64)	(208)	(49)	(11)	329	128	(6)	68	187
Ending Balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Balance, Individually Evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-
Balance, Collectively Evaluated	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Financing receivables: Ending Balance	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222
Ending Balance: individually evaluated for impairment	$2,535	$398	$408	$-	$1,787	$-	$88	$-	$5,216
Ending Balance: collectively evaluated for impairment	$123,148	$32,071	$11,581	$16,032	$57,076	$8,555	$2,063	$10,313	$260,839
Ending Balance: loans acquired at fair value	$5,200	$2,549	$171	$-	$118	$-	$-	$129	$8,167

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2015

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Non-Owner- Occupied	Multi- Family	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$1,196	$564	$201	$929	$2,508	$5	$19	$37	$5,459
Charge offs	(47)	(153)	(3)	-	(467)	-	-	(9)	(679)
Recoveries	79	113	62	-	434	-	-	4	692
Provision (credit)	120	(7)	(130)	(455)	111	(1)	(3)	17	(348)
Ending Balance:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124
Balance, Individually Evaluated	$-	$-	$-	$-	$120	$-	$-	$-	$120
Balance, Collectively Evaluated	$1,348	$517	$130	$474	$2,466	$4	$16	$49	$5,004
Financing receivables: Ending Balance	$127,084	$34,880	$13,968	$19,296	$47,929	$4,078	$2,985	$9,199	$259,419
Ending Balance: individually evaluated for impairment	$3,159	$458	$659	$724	$5,928	$-	$151	$-	$11,079
Ending Balance: collectively evaluated for impairment	$117,736	$31,511	$12,995	$18,572	$41,851	$4,078	$2,810	$8,863	$238,416
Ending Balance: loans acquired at fair value	$6,189	$2,911	$314	$-	$150	$-	$24	$336	$9,924

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

The following table illustrates certain disclosures required by ASC 310-10-50-29(b) at June 30, 2016 and 2015.

At June 30, 2016:

Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:

Pass	$125,089	$33,820	$7,007	$13,914	$48,886	$3,814	$1,119	$8,475	$242,124

Watch	2,545	582	4,298	2,118	5,018	4,741	54	1,967	21,323

Special mention	681	218	160	-	3,201	-	890	-	5,150

Substandard	2,568	398	695	-	1,876	-	88	-	5,625

Total:	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222

At June 30, 2015:

Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Mortgage Owner Occupied	Consumer	One- to Four- Family Mortgage Nonowner- Occupied	Multi- Family Mortgage	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:

Pass	$118,671	$33,016	$7,352	$16,167	$33,913	$3,060	$1,867	$7,442	$221,488

Watch	4,371	1,219	5,479	2,405	5,931	1,018	77	1,757	22,257

Special mention	805	187	142	—	2,062	—	890	—	4,086

Substandard	3,237	458	995	724	6,023	—	151	—	11,588

Total:	$127,084	$34,880	$13,968	$19,296	$47,929	$4,078	$2,985	$9,199	$259,419

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

At June 30, 2016:

Age Analysis of Past Due Loans Receivable

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
	(In thousands)
One- to four-family mortgage – owner occupied	$594	$552	$401	$1,547	$129,336	$130,883
Consumer	109	49	23	181	34,837	35,018
One- to four-family mortgage - nonowner- occupied	95	30	235	360	11,800	12,160
Multi-family mortgage	—	—	—	—	16,032	16,032
Nonresidential real estate mortgage – commercial and office buildings	—	—	—	—	58,981	58,981
Construction	—	—	—	—	8,555	8,555
Land	14	—	76	90	2,061	2,151
Commercial and agricultural	—	—	—	—	10,442	10,442
Total	$812	$631	$735	$2,178	$272,044	$274,222

At June 30, 2015:

Age Analysis of Past Due Loans Receivable

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
	(In thousands)
One- to four-family mortgage – owner occupied	$640	$523	$230	$1,393	$125,691	$127,084
Consumer	238	187	72	497	34,383	34,880
One- to four-family mortgage - nonowner- occupied	188	37	483	708	13,260	13,968
Multi-family mortgage	—	—	—	—	19,296	19,296
Nonresidential real estate mortgage – commercial and office buildings	—	—	—	—	47,929	47,929
Construction	—	—	—	—	4,078	4,078
Land	—	—	135	135	2,850	2,985
Commercial and agricultural	3	—	—	3	9,196	9,199
Total	$1,069	$747	$920	$2,736	$256,683	$259,419

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	—	—	—	—	—
Multi-family mortgage	—	—	—	—	—
Nonresidential real estate mortgage – commercial and office buildings	—	—	—	—	496

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—
Total	$—	$—	$—	$—	$496

	Impaired Loans For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$2,535	$2,973	$—	$17	$2,886
Consumer	398	726	—	1	461
One- to four-family mortgage - nonowner-occupied	408	408	—	3	647
Multi-family mortgage	—	920	—	—	481
Nonresidential real estate mortgage – commercial and office buildings	1,787	3,195	—	11	3,293

Construction	—	—	—	—	—

Land	88	95	—	—	149

Commercial and agricultural	—	7	—	—	—
Total	$5,216	$8,324	$—	$32	$7,917

	Impaired Loans For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Total:
One- to four-family mortgage – owner occupied	$2,535	$2,973	$—	$17	$2,886
Consumer	398	726	—	1	461
One- to four-family mortgage - nonowner-occupied	408	408	—	3	647
Multi-family mortgage	—	920	—	—	481
Nonresidential real estate mortgage – commercial and office buildings	1,787	3,195	—	11	3,789

Construction	—	—	—	—	—

Land	88	95	—	—	149

Commercial and agricultural	—	7	—	—	—
Total	$5,216	$8,324	$—	$32	$8,413

Impaired Loans For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	—	—	—	—	—
Multi-family mortgage	—	—	—	—	—
Nonresidential real estate mortgage – commercial and office buildings	1,982	1,982	(120)	69	1,864

Construction	—	—	—	—	—

Land	—	—	—	—	—

Commercial and agricultural	—	—	—	—	—
Total	$1,982	$1,982	$(120)	$69	$1,864

	Impaired Loans For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$3,159	$3,640	$—	$43	$3,489
Consumer	458	982	—	7	506
One- to four-family mortgage - nonowner-occupied	659	659	—	—	546
Multi-family mortgage	724	2,059	—	72	1,188
Nonresidential real estate mortgage – commercial and office buildings	3,946	7,351	—	53	4,684

Construction	—	—	—	—	—

Land	151	159	—	—	135

Commercial and agricultural	—	11	—	—	—
Total	$9,097	$14,861	$—	$175	$10,548

	Impaired Loans For the year ended June 30, 2015
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Total:
One- to four-family mortgage – owner occupied	$3,159	$3,640	$—	$43	$3,489
Consumer	458	982	—	7	506
One- to four-family mortgage - nonowner-occupied	659	659	—	—	546
Multi-family mortgage	724	2,059	—	72	1,188
Nonresidential real estate mortgage – commercial and office buildings	5,928	9,333	(120)	122	6,548

Construction	—	—	—	—	—

Land	151	159	—	—	135

Commercial and agricultural	—	11	—	—	—
Total	$11,079	$16,843	$(120)	$244	$12,412

Impaired loans at June 30, 2016 include TDRs with a principal balance of $3.7 million and a recorded investment of $3.7 million. Impaired loans at June 30, 2015 include TDRs with a principal balance of $8.0 million and a recorded investment of $7.9 million. The Bank did not have any investments in subprime loans at June 30, 2016 or 2015.

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

The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Balance, June 30, 2014	$807
Accretion	215
Balance, June 30, 2015	$592
Accretion	159
Balance, June 30, 2016	$433

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at:

	June 30,
	2016	2015
	(In thousands)
One- to four-family residential	$70	$147
Multi-family	-	-
Land	-	139
	$70	$286

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30,
	(In thousands)
	2016	2015
Land and land improvements	$2,520	$2,520
Building and building improvements	6,220	6,089
Furniture and equipment	3,808	3,703
	12,548	12,312
Less: accumulated depreciation	5,671	5,296
	$6,877	$7,016

NOTE 6 – DEPOSITS

Deposits at June 30, 2016 and 2015 consist of the following:

	June 30, 2016		June 30, 2015
	(Dollars in thousands)
	Weighted Average Rate	Balance	Weighted Average Rate	Balance

Demand deposit accounts	0.10%	$155,862	0.07%	$144,752
Savings	0.26%	117,102	0.27%	113,368
Money market deposit accounts	0.25%	23,204	0.14%	20,648
Total demand and passbook deposits		296,168		278,768

Certificates of deposit:
Less than 12 months	0.77%	70,152	0.61%	72,640
12 months to 24 months	0.95%	23,129	1.18%	26,175
24 months to 36 months	1.37%	6,642	1.42%	6,851
More than 36 months	1.69%	7,830	1.63%	10,495
Individual retirement accounts	1.16%	34,964	1.23%	37,608

Total certificates of deposit		142,717		153,769

Total deposit accounts		$438,885		$432,537

Interest expense on deposits is as follows:

	For the years ended June 30
	2016	2015
	(In thousands)
NOW and money market accounts	$262	$260
Savings	290	236
Certificates of deposit	1,414	1,634
	$1,966	$2,130

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $33,156,000 and $35,080,000 at June 30, 2016 and 2015, respectively. Individual deposits with denominations of more than $250,000 are not federally insured.

Total non-interest bearing deposits were approximately $100,510,000 and $91,243,000 at June 30, 2016 and 2015, respectively. Municipal deposits totaled approximately $100,204,000 and $103,222,000 at June 30, 2016 and 2015, respectively.

Maturities of certificate accounts are as follows:

	June 30, 2016	June 30, 2015
	(In thousands)
One year or less	$85,584	$88,753
1 – 2 years	30,157	35,151
2 – 3 years	15,052	14,554
3 – 4 years	9,500	7,396
4 – 5 years	2,423	7,718
Over 5 years	1	197
Totals	$142,717	$153,769

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

Intangible Assets

The Integra acquisition included a core deposit intangible asset of $1,400,000. Amortization expense for the years ended June 30, 2016 and 2015 totaled $117,000 and $118,000, respectively. Amortization of the core deposit intangible for future years is as follows (in thousands):

2017	$117
2018	117
2019	78
$312

NOTE 8 – FAIR VALUES OF ASSETS AND LIABILITIES

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2016		2015
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$28,980	$28,980	$18,522	$18,522
Investment securities available for sale	77,725	77,725	60,873	60,873
Investment securities held to maturity	40,763	43,201	40,653	40,045
Mortgage-backed securities	74,727	74,727	109,138	109,138
Loans receivable and loans held for sale	267,921	270,595	253,988	254,944
Accrued interest receivable	1,882	1,882	1,822	1,822
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	$438,885	$439,834	$432,537	$433,479
Accrued interest payable	22	22	20	20
FHLB advances	12,000	12,322	13,000	13,114
Off-balance sheet items	—	—	—	—

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

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2016:
Mortgage-backed securities	$74,727	$—	$74,727	$—
Municipal bonds	34,790	—	34,790	—
U.S. Government agency bonds	—	—	—	—
Small Business Admin	7,872	—	7,872	—
Collateralized Mortgage Obligations	31,832	—	31,832	—
Certificates of Deposit	3,064	—	3,064	—
Other equity securities	167	167	—	—
Mortgage servicing rights	639	—	639	—
June 30, 2015:
Mortgage-backed securities	$109,138	$—	$109,138	$—
Municipal bonds	37,619	—	37,619	—
U.S. Government agency bonds	2,015	—	2,015	—
Small Business Admin	8,213	—	8,213	—
Collateralized Mortgage Obligations	12,842	—	12,842	—
Other equity securities	184	184	—	—
Mortgage servicing rights	517	—	517	—

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2016
Other real estate owned	$70	$—	$70	$—
Loans available for sale	783	—	783	—
Impaired loans	5,216	—	5,216	—
June 30, 2015:
Other real estate owned	$286	$—	$286	$—
Loans available for sale	160	—	160	—
Impaired loans	11,079	—	11,079	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2016:
Financial assets:
Cash and interest bearing deposits	$28,980	$28,980	$—	$—
Investment securities held to maturity	43,201	—	43,201	—
Loans receivable and loans held for sale	270,595	—	270,595	—
Accrued interest receivable	1,882	—	1,882	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	439,834	—	439,834	—
Accrued interest payable	22	—	22	—
FHLB advances	12,322	—	12,322	—

June 30, 2015:
Financial assets:
Cash and interest bearing deposits	$18,522	$18,522	$—	$—
Investment securities held to maturity	40,045	—	40,045	—
Loans receivable and loans held for sale	254,944	—	254,944	—
Accrued interest receivable	1,822	—	1,822	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	433,479	—	433,479	—
Accrued interest payable	20	—	20	—
FHLB advances	13,114	—	13,114	—

NOTE 9 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB held by the Bank and a blanket pledge agreement for qualifying first mortgage loans. The Bank had $12,000,000 in outstanding FHLB advances at June 30, 2016 and $13,000,000 in outstanding FHLB advances at June 30, 2015. At June 30, 2016, the Bank had seven outstanding advances from the FHLB totaling $12,000,000 at interest rates ranging from 0.74% to 2.63%. At June 30, 2016 there were no outstanding borrowings under the line of credit agreement with FHLB. At June 30, 2015, the Bank had eight outstanding advances from the FHLB totaling $13,000,000 at interest rates ranging from 0.74% to 2.63%. The outstanding FHLB advances require monthly interest payments and mature at dates ranging from October 2016 through January 2022. The weighted average interest rate on outstanding FHLB advances as of June 30, 2016 is 1.87%. Maturities of FHLB advances and outstanding borrowings under the line of credit agreement are as follows (in thousands) for the year ended June 30:

2017	$3,167
2018	2,000
2019	1,667
2020	—
Thereafter	5,166
Total	$12,000

NOTE 10 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2016 and 2015 totaled approximately $181,000 and $154,000, respectively.

ESOP

As of June 30, 2016 and 2015, the ESOP owned 173,894 and 205,748 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to the participants. Additionally, as of June 30, 2016, the Company had committed to release from suspense 15,702 shares. The Company recognized compensation expense of $454,000 and $413,000 during the years ended June 30, 2016 and 2015, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released. The fair value of the unearned ESOP shares approximated $2,447,000 at June 30, 2016.

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

Deferred Compensation

In March 2002, the Bank adopted a supplemental retirement income program with selected officers and board members. To fund this plan, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. During the year ended June 30, 2011, an additional insurance policy on a new director was purchased at a cost of $500,000. During the years ended June 30, 2014 and 2013, policies were increased to offset and recover existing benefit expenses. The cash surrender value of these policies was $17,241,000 and $17,456,000 at June 30, 2016 and 2015, respectively. The directors’ liability is accrued based on life expectancies, return on investment and a discount rate. For the officers, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as the beneficiary. Deferred compensation payments are funded by available assets in the secular trust. No further funding is required by the Bank, with the exception that upon a change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2017	$120,000
2018	120,000
2019	120,000
2020 and thereafter	278,000
$638,000

At June 30, 2016 and 2015, the Bank had accrued directors’ supplemental retirement expense of $993,000 and $1,123,000, respectively. Officers and directors’ supplemental retirement expense totaled $158,000 and $299,000 for the years ended June 30, 2016 and 2015, respectively.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. Effect on income for the years ended June 30, 2016 and 2015 was minimal.

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

These awards vest at 20% annually from April 2015 through April 2019. As of June 30, 2016, 57.8% of all awards granted during the year ended June 30, 2014 remained outstanding and unvested. Total recognized compensation expense was $289,000 and $262,000 for the years ended June 30, 2016 and 2015, respectively. The unvested expense as of June 30, 2016 that will be recorded as expense in future periods is $714,000. The time over which this expense will be recorded will be recorded is 34 months. This expense has been calculated for stock options using the following assumptions: expected volatility of 14.22%, risk-free interest rate of 2.70%, expected term of ten years and expected dividend yield of 2.12%.

Of awards granted in December 2006, 126,523 incentive stock options and 101,103 non-statutory stock options are fully vested and remain outstanding as of June 30, 2016. There was no compensation expense recognized for the years ended June 30, 2016 and 2015, nor is there any remaining unvested expense as of June 30, 2016 that will be recorded as expense in future periods.

Information related to stock options for the years ended June 30, 2016 and 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at June 30, 2014	450,457	14.47
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2015	450,457	14.47
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2016	450,457	14.47	4.1 years

Exercisable at June 30, 2016	321,710	15.72	2.6 years

Fair value of options		$2.75

A summary of the status of unvested stock options for the years ended June 30, 2016 and 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at June 30, 2014	222,831	1.88
Granted	—	—
Vested	(44,566)	1.88
Forfeited	—	—
Outstanding at June 30, 2015	178,265	1.88
Granted	—	—
Vested	(49,518)	1.88
Forfeited	—	—
Outstanding at June 30, 2016	128,747	1.88

Information related to restricted stock grants for the years ended June 30, 2016 and 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at June 30, 2014	78,570	11.33
Granted	—	—
Vested	(15,714)	11.33
Forfeited	—	—
Outstanding at June 30, 2015	62,856	11.33
Granted	—	—
Vested	(17,460)	11.33
Forfeited	—	—
Outstanding at June 30, 2016	45,396	11.33

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2016	2015
	(In thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$630	$320
Interest	$2,199	$2,380

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$1,915	$555
Transfers of loans to other real estate owned	$29	$243
Restricted stock windfall	$19	$7

NOTE 13 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2016 and 2015 was $30,000 and $27,000, respectively.

Future minimum lease payments under these lease agreements are as follows for the fiscal years ended:

2017	$30,000
2018	30,000
2019	18,000
2020	3,000
2021	2,000
$83,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2016 and 2015 was $9,600 and $23,000, respectively.

Future minimum lease payments under these lease agreements are as follows for the fiscal years ended:

2017	$10,000
2018	5,000
$15,000

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

At June 30, 2016 the Bank’s total commitment to extend credit at variable rates was $36,492,000. The amount of fixed-rate commitments was approximately $9,463,000 at June 30, 2016. The fixed-rate loan commitments at June 30, 2016 have interest rates ranging from 3.25% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2016.

At June 30, 2015 the Bank’s total commitment to extend credit at variable rates was $33,247,000. The amount of fixed-rate commitments was approximately $2,636,000 at June 30, 2015. The fixed-rate loan commitments at June 30, 2015 have interest rates ranging from 2.95% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2015.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $1,590,000 and 1,789,000 at June 30, 2016 and 2015, respectively. All loans were current at June 30, 2016 and 2015.

The activity in loans to executive officers, directors and their affiliated companies are as follows:

	For the year ended June 30,
	2016	2015
	(In thousands)
Beginning balance	$1,789	$3,104
New loans	401	309
Owner Status Change	(307)	(137)
Payments on loans	(293)	(1,487)
Ending balance	$1,590	$1,789

Deposits from officers and directors and affiliates totaled $989,000 and $1,529,000 at June 30, 2016 and 2015, respectively.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. In February 2016, the most recent regulatory notifications categorized the Bank as well capitalized. There are no conditions or events since that notification that management believes have changed the institution’s category. Management believes that, under current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

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

The rules include new risk-based capital and leverage ratios, which were effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and the Bank are now: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2016
Common equity tier 1 risk-based capital	$59,095	21.44%	$12,404	4.50%	$17,916	6.50%
Tier 1 risk based capital	59,095	21.44%	16,538	6.00%	22,051	8.00%
Total risk-based capital	62,562	22.70%	22,051	8.00%	27,564	10.00%
Tier 1 leverage	59,095	11.60%	20,380	4.00%	25,475	5.00%

June 30, 2015
Common equity tier 1 risk-based capital	$60,088	22.53%	$11,999	4.50%	$17,332	6.50%
Tier 1 risk based capital	60,088	22.53%	15,999	6.00%	21,331	8.00%
Total risk-based capital	63,448	23.80%	21,331	8.00%	26,664	10.00%
Tier 1 leverage	60,088	11.47%	20,963	4.00%	26,204	5.00%

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the parent company in payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As of June 30, 2016, the Bank has received proper regulatory approval for any dividends paid to the Company in excess of regulatory limits.

Reconciliation of GAAP equity to regulatory capital is as follows for the Bank:

	June 30,
	2016	2015
	(In thousands)
GAAP equity	$63,700	$62,526
Intangible assets, net	(2,316)	(2,366)
Unrealized (gain) loss on securities available for sale	(1,405)	520
Disallowed deferred tax assets	(884)	(592)
Tier 1 capital	59,095	60,088
General allowance for loan losses	3,467	3,360
Risk-based capital	$62,562	$63,448

NOTE 16 – INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	For the year ended June 30,
	2016	2015
	(In thousands)
Current tax expense:
Federal	$478	$397
State	92	142
	570	539

Deferred tax expense (benefit):
Federal	(60)	(129)
State	31	15
	(29)	(114)

	$541	$425

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2016 and 2015 are as follows:

	June 30,
	2016	2015
	(In thousands)
Deferred tax assets arising from:
Loan loss allowance	$1,877	$1,969
Reserve for loss on real estate owned	100	77
Vacation and bonus accrual	255	226
Supplemental retirement	294	415
Stock-based compensation	173	161
Acquisition-related expenses	110	122
State depreciation differences	53	53
Yield adjustment for purchased loans	166	227
Nonaccrual interest	85	94
AMT credit carryforward	884	592
Unrealized loss in market value of investments	-	343
Post-retirement health care benefits	49	50
Total deferred tax assets	4,046	4,329

Deferred tax liabilities arising from:
Mortgage servicing rights	(246)	(199)
Depreciation	(233)	(277)
Deferred loan fees	(428)	(456)
Amortization of intangible assets	(185)	(129)
Unrealized gain in market value of investments	(881)	-
Total deferred tax liabilities	(1,973)	(1,061)

Net deferred tax asset	$2,073	$3,268

The rate reconciliation is as follows:

	For the year ended June 30,
	2016	2015
	(In thousands)

Federal income taxes at statutory rate	$1,350	$1,007
State taxes, net of federal benefit	92	109
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on bank-owned life insurance	(263)	(180)
Tax exempt income	(617)	(463)
Other	(21)	(48)

	$541	$425

Effective tax rate	13.63%	14.36%

Retained earnings at June 30, 2016 and 2015, include approximately $749,000 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $255,000.

The Company accounts for uncertainty in tax positions under ASC 275-10-50-8. The Company had no unrecognized tax benefits as of June 30, 2016 and 2015. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2016 and 2015, and had no accrued interest and penalties on the balance sheet as of June 30, 2016 and 2015. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2012.

NOTE 17 – STOCK REPURCHASE PLAN

On February 3, 2014, the Company’s Board of Directors approved the repurchase of up to 514,956 shares of the Company’s outstanding common stock, which is approximately 10% of the Company’s outstanding shares as of February 3, 2014. Purchases were conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of June 30, 2015, all shares had been repurchased at a total cost of $6,011,000.

Additionally, On May 18, 2015, the Company’s Board of Directors approved the repurchase of up to 231,571 shares of the Company’s outstanding common stock, which is approximately 5% of the Company’s outstanding shares as of May 18, 2015. Purchases were conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of June 30, 2016, 231,571 shares have been repurchased at a total cost of $3,367,000.

On November 6, 2015, United Community Bancorp entered into a Stock Repurchase Agreement with Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P. and Stilwell Partners, L.P. (collectively, the “Sellers”).  Pursuant to the Stock Repurchase Agreement, the Company purchased 318,756 shares of its common stock, $0.01 par value, from the Sellers for an aggregate purchase price of $4,781,340, or $15.00 per share.  The repurchase was funded with cash on hand and completed the 5% repurchase program mentioned above. Following the repurchase transaction, the Company had 4,201,326 shares of common stock outstanding. On April 26, 2016 the Company purchased 3,183 shares of common stock from participants in the equity incentive plan. There were no other repurchases after this date and therefore at June 30, 2016, there were 4,198,143 shares of common stock outstanding.

NOTE 18 – COMPREHENSIVE INCOME RECLASSIFICATION ADJUSTMENT

The following information discloses the reclassification adjustments for each component of accumulated other comprehensive income, including the income statement line items that are affected as of June 30, 2016:

Accumulated Other Comprehensive Income Components	Reclassification Amount	Affected Line Item in the Consolidated Statements of Income

Unrealized gains on securities available for sale	$(145)	Gain on sale of investments
	$57	Tax expense

Total reclassifications for the period	$(88)	Reclassification adjustment, net of tax

NOTE 19 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of the Company (parent company only) as of June 30, 2016 and 2015, and the results of its operations and cash flows for the fiscal years ended June 30, 2016 and 2015 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2016 and 2015

	2016	2015
ASSETS
Cash and cash equivalents	$3,847	$5,748
Securities available for sale – at estimated market value	167	184
Accrued interest receivable	39	53
Deferred income taxes	900	602
Prepaid expenses and other assets	1,932	2,372
Investment in United Community Bank	63,700	62,526
	$70,585	$71,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	131	48
Stockholders’ equity	70,454	71,437
	$70,585	$71,485

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2016 and 2015

	2016	2015
Interest income:
ESOP loan	$93	$120
Securities	8	21
Other income:
Other operating income	3	-
Equity in earnings of United Community Bank	3,570	2,689

Net revenue	3,674	2,830

Operating expenses:
Other operating expenses	323	394

Income before income taxes	3,351	2,436

Income tax benefit	(77)	(100)
Net income	$3,428	$2,536

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2016 and 2015

	2016	2015
Operating activities:
Net income	$3,428	$2,536

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of United Community Bank	(3,570)	(2,689)
Shares committed to be released	454	413
Stock-based compensation	290	262
Deferred income taxes	(291)	(202)
Effects of change in assets and liabilities	537	(558)
Dividends received from United Community Bank	4,340	6,078
Net cash provided by operating activities	$5,188	$5,840

Financing activities:
Repurchases of common stock	(6,108)	(4,186)
Dividends paid to stockholders	(981)	(1,080)
Net cash used in financing activities	$(7,089)	$(5,266)

Net increase (decrease) in cash and cash equivalents	(1,901)	574
Cash and cash equivalents at beginning of year	5,748	5,174
Cash and cash equivalents at end of year	$3,847	$5,748

	Years Ended
	June 30,
	2016	2015
	(In thousands)

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$(10)	$15
Restricted stock windfall	$19	$7

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2016 and 2015:

	For the year ended June 30, 2016
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$3,966	$3,891	$3,883	$3,958
Interest expense	544	530	526	601
Net interest income	3,422	3,361	3,357	3,357
Provision for loan losses	46	52	45	44
Net interest income after provision for loan losses	3,376	3,309	3,312	3,313

Noninterest income	1,098	1,121	1,353	1,067
Noninterest expense	3,597	3,230	3,528	3,625

Income before income taxes	877	1,200	1,137	755

Provision for income taxes	67	259	159	56
Net income	$810	$941	$978	$699

	For the year ended June 30, 2015
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$3,882	$3,782	$3,807	$3,761
Interest expense	558	557	583	677
Net interest income	3,324	3,225	3,224	3,084
Provision for (recovery of) loan losses	(104)	(289)	36	9
Net interest income after provision for (recovery of) loan losses	3,428	3,514	3,188	3,075

Noninterest income	834	683	973	884
Noninterest expense	3,445	3,355	3,412	3,406

Income before income taxes	817	842	749	553

Provision for income taxes	122	148	81	74
Net income	$695	$694	$668	$479

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from the 2016 fiscal year end.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

Equity Compensation Plans

The Company has adopted the 2006 Equity Incentive Plan and 2014 Equity Incentive Plan, pursuant to which equity may be awarded to participants. The plans were approved by stockholders. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2016.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the sections captioned “Proposal 2 – Ratification of Independent Registered Public Accountants” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2016 and 2015

Consolidated Statements of Income for the Years Ended June 30, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended June 30, 2016 and 2015

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of United Community Bancorp (1)

3.2	Bylaws of United Community Bancorp (1)

4.1	Specimen Stock Certificate of United Community Bancorp (1)

10.1	Amended and Restated United Community Bank Employee Severance Compensation Plan* (1)

10.2	Amended and Restated United Community Bank Supplemental Executive Retirement Plan* (1)

10.3	Amended and Restated Employment Agreement between United Community Bancorp and Elmer G. McLaughlin* (2)
10.4	Amended and Restated Employment Agreement between United Community Bank and Elmer G. McLaughlin* (2)
10.5	Amended and Restated Employment Agreement between United Community Bancorp and W. Michael McLaughlin* (2)
10.6	Amended and Restated Employment Agreement between United Community Bank and W. Michael McLaughlin* (2)
10.7	Amended and Restated Employment Agreement between United Community Bancorp and Vicki A. March* (2)

10.8	Amended and Restated Employment Agreement between United Community Bank and Vicki A. March* (2)

10.9	Employment Agreement between United Community Bank and James W. Kittle* (2)

No.	Description

10.10	United Community Bank Directors Retirement Plan*(1)

10.11	First Amendment to the United Community Bank Directors’ Retirement Plan*(1)

10.12	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto* (1)

10.13	First Amendment to the United Community Bank Executive Supplemental Retirement Income Agreement* (1)

10.14	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements* (1)

10.15	United Community Bancorp 2006 Equity Incentive Plan* (1)
10.16	United Community Bancorp 2014 Equity Incentive Plan* (3)

10.17	Stock Repurchase Agreement by and among United Community Bancorp and Stillwell Activist Fund, L.P., Stilwell Activist Investments, L.P. and Stillwell Partners, L.P., dated November 6, 2015 (4)

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	The following materials from United Community Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2016 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on March 15, 2011 (File No. 333-172827).
(2)	Incorporated herein by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 2015 filed with the SEC on September 28, 2015 (File No. 000-54876).
(3)	Incorporated herein by reference to the Company’s definitive proxy materials for the 2014 annual meeting of stockholders filed with the SEC on January 10, 2014 (File No. 000-54876).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2015 (File No. 00-54876).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 27, 2016	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Elmer G. McLaughlin	September 27, 2016
Elmer G. McLaughlin
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Vicki A. March	September 27, 2016
Vicki A. March
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ William F. Ritzmann	September 27, 2016
William F. Ritzmann
Chairman of the Board

/s/ Robert J. Ewbank	September 27, 2016
Robert J. Ewbank
Director

/s/ Jerry W. Hacker	September 27, 2016
Jerry W. Hacker
Director

/s/ James D. Humphrey	September 27, 2016
James D. Humphrey
Director

/s/ Julie A. Mattlin	September 27, 2016
Julie A. Mattlin
Director

/s/ Ralph B. Sprecher	September 27, 2016
Ralph B. Sprecher
Director

/s/ Richard C. Strzynski	September 27, 2016
Richard C. Strzynski
Director

/s/ John L. Sutton, Jr.	September 27, 2016
John L. Sutton, Jr.
Director