Form 10-Q
period 2016-09-30
United Community Bancorp
filed 2016-11-14
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐    No ☒

As of November 10, 2016, there were 4,198,143 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	September 30, 2016	June 30, 2016

Assets

Cash and due from banks	$1,749	$2,253
Interest-earning deposits in other financial institutions	26,424	26,727
Cash and cash equivalents	28,173	28,980

Investment securities:
Securities available for sale - at estimated market value	75,240	77,725
Securities held to maturity - at amortized cost	40,676	40,763
Mortgage-backed securities available for sale - at estimated market value	73,051	74,727
Investment securities	188,967	193,215

Loans receivable, net	273,176	267,138
Loans available for sale	1,642	783

Property and equipment, net	6,786	6,877
Federal Home Loan Bank stock, at cost	3,527	3,527
Accrued interest receivable:
Loans	826	872
Investments and mortgage-backed securities	941	1,010
Other real estate owned, net	70	70
Cash surrender value of life insurance policies	17,361	17,241
Deferred income taxes	2,262	2,073
Prepaid expenses and other assets	1,528	1,469
Goodwill	2,522	2,522
Intangible asset	282	312
Total assets	$528,063	$526,089

Liabilities and Stockholders' Equity

Deposits	$441,974	$438,885
Advances from FHLB	12,000	12,000
Accrued interest on deposits	11	12
Accrued interest on FHLB advance	9	10
Advances from borrowers for payment of insurance and taxes	818	608
Accrued expenses and other liabilities	2,576	4,120
Total liabilities	457,388	455,635

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at September 30, 2016 and June 30, 2016; 4,198,143 shares outstanding at September 30, 2016 and June 30, 2016	51	51
Additional paid-in capital	51,407	51,320
Retained earnings	33,014	32,484
Less shares purchased for stock plans	(2,241)	(2,335)
Treasury Stock, at cost - 951,421 shares at September 30, 2016 and June 30, 2016	(12,445)	(12,445)
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net of income taxes	889	1,379

Total stockholders' equity	70,675	70,454

Total liabilities and stockholders' equity	$528,063	$526,089

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share amounts)

	For the Three Months Ended
	September 30,
(In thousands, except per share data)	2016	2015

Interest income:
Loans	$2,934	$2,887
Investments and mortgage-backed securities	1,009	1,071
Total interest income	3,943	3,958
Interest expense:
Deposits	568	541
Borrowed funds	57	60
Total interest expense	625	601

Net interest income	3,318	3,357

Provision for loan losses	17	44

Net interest income after provision for loan losses	3,301	3,313

Noninterest income:
Service charges	789	743
Gain on sale of loans	220	90
Gain on sale of investments	79	6
Provision for loss on real estate owned	-	(24)
Income from bank owned life insurance	120	186
Other	100	66
Total noninterest income	1,308	1,067

Noninterest expense:
Compensation and employee benefits	2,180	2,160
Premises and occupancy expense	270	262
Deposit insurance premium	71	82
Advertising expense	106	91
Data processing expense	478	319
Intangible amortization	30	30
Professional fees	250	287
Other operating expenses	277	394
Total noninterest expense	3,662	3,625

Income before income taxes	947	755

Income tax provision	165	56

Net income	$782	$699

Basic and diluted earnings per share	$0.19	$0.16

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended September 30,
	2016	2015

Net income	$782	$699

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available for sale securities net of taxes of $(283) and $299 for the three months ended September 30, 2016 and 2015, respectively.	(442)	467

Reclassification adjustment for the net realized gain on sale of available for sale securities included in net income, net of taxes of $(31) and $(2) for the three months ended September 30, 2016 and 2015, respectively.	(48)	(4)

Comprehensive income	$292	$1,162

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
(In thousands)	2016	2015

Operating activities:
Net income	$782	$699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107	97
Provision for loan losses	17	44
Deferred loan origination costs	(64)	(10)
Amortization of premium on investments	495	535
Proceeds from sale of loans	6,188	2,517
Loans disbursed for sale in the secondary market	(6,827)	(3,065)
Gain on sale of loans	(220)	(90)
Amortization of intangible asset	30	30
Amortization of acquisition-related loan yield adjustment	(33)	(44)
Gain on sale of investment securities	(79)	(6)
Provision for loss on real estate owned	-	24
Gain recognized from death benefit on bank owned life insurance	-	(68)
Increase in cash surrender value of life insurance	(120)	(128)
Stock-based compensation	63	65
Amortization of ESOP shares	118	112
Deferred income taxes	125	(109)
Effects of change in operating assets and liabilities:
Accrued interest receivable	115	(74)
Prepaid expenses and other assets	(59)	338
Accrued interest payable	(2)	2
Accrued expenses and other	(1,544)	(109)

Net cash provided by (used in) operating activities	(908)	760

Investing activities:
Proceeds from maturity of available for sale investment securities	280	45
Proceeds from maturity of held to maturity securities	30	27
Proceeds from sale of available for sale investment securities	6,935	-
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	5,524	6,165
Proceeds from sale of mortgage-backed securities available for sale	11,087	8,645
Purchases of available for sale investment securities	(9,885)	-
Purchases of held to maturity investment securities	-	(388)
Purchases of mortgage-backed securities available for sale	(10,943)	-
Proceeds from bank owned life insurance death benefit	-	446
Net increase in loans	(5,958)	(9,702)
Capital expenditures	(16)	-

Net cash provided by (used in) investing activities	(2,946)	5,238

Financing activities:
Net increase (decrease) in deposits	3,089	(1,341)
Dividends paid to stockholders	(252)	(275)
Repurchases of common stock	-	(1,128)
Net increase in advances from borrowers for
payment of insurance and taxes	210	221

Net cash provided by (used in) financing activities	3,047	(2,523)

Net increase (decrease) in cash and cash equivalents	(807)	3,475

Cash and cash equivalents at beginning of period	28,980	18,522

Cash and cash equivalents at end of period	$28,173	$21,997

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

The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank. The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc., a wholly-owned subsidiary of the Bank, was formed for a variety of purposes, but was primarily being used for the collection of commissions from a wealth management partner. In addition to the collection of commissions, during the prior fiscal year, the Bank applied for, and received approval from the OCC to allow UCB Financial Services, Inc. to own and manage a portion of the Bank’s municipal bond portfolio.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2016, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2016.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.      EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of September 30, 2016 and June 30, 2016, the ESOP owned 173,894 shares of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For the three months ended September 30, 2016 outstanding options to purchase 227,626 shares were excluded from the computations of diluted earnings per share as their effect would have been anti-dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended
	September 30,
	2016	2015

Basic weighted average outstanding shares	4,024,249	4,368,527
Effect of dilutive stock options	33,762	38,232
Diluted weighted average outstanding shares	4,058,011	4,406,759

4.      STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $63,000 and $65,000 for the three months ended September 30, 2016 and 2015, respectively. No stock-based compensation awards were granted during the three months ended September 30, 2016 and 2015.

5.      DIVIDENDS – On August 11, 2016 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividend, totaling $252,000, was paid during the three months ended September 30, 2016.

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

Additionally, on May 18, 2015, the Company’s Board of Directors approved the repurchase of up to 231,571 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of May 18, 2015. Purchases were conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of June 30, 2016, 231,571 were repurchased at a total cost of $3.4 million.

On November 6, 2015, United Community Bancorp entered into a Stock Repurchase Agreement with Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P. and Stilwell Partners, L.P. (collectively, the “Sellers”).  Pursuant to the Stock Repurchase Agreement, the Company purchased 318,756 shares of its common stock, $0.01 par value, from the Sellers for an aggregate purchase price of $4,781,340, or $15.00 per share.  The repurchase was funded with cash on hand and completed the 5% repurchase program mentioned above. Following the repurchase transaction, the Company had 4,201,326 shares of common stock outstanding. On April 26, 2016 the Company purchased 3,183 shares of common stock from participants in the equity incentive plan. There were no other repurchases after this date and therefore at September 30, 2016, there were 4,198,143 shares of common stock outstanding.

Subsequent to the quarter ended September 30, 2016, on November 4, 2016, United Community Bancorp approved the repurchase of up to 209,907 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of November 4, 2016. Purchases will be conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan.

7.      SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2016	2015
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$43	$—
Interest	$627	$606

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$490	$463
Transfers of loans to other real estate owned	$—	$—

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

The estimated fair values of the Company’s financial instruments at September 30, 2016 and June 30, 2016 are as follows:

	September 30, 2016		June 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$28,173	$28,173	$28,980	$28,980
Investment securities available for sale	75,240	75,240	77,725	77,725
Investment securities held to maturity	40,676	42,580	40,763	43,201
Mortgage-backed securities	73,051	73,051	74,727	74,727
Loans receivable and loans receivable held for sale	274,818	276,306	267,921	270,595
Accrued interest receivable	1,767	1,767	1,882	1,882
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	441,974	442,855	438,885	439,834
Accrued interest payable	20	20	22	22
FHLB advances	12,000	12,286	12,000	12,322

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2016	(In thousands)

Mortgage-backed securities	$73,051	$—	$73,051	$—
Municipal bonds	37,061	—	37,061	—
Small Business Administration	7,633	—	7,633	—
Collateralized Mortgage Obligations	27,314	—	27,314	—
Certificates of Deposit	3,070	—	3,070	—
Other equity securities	162	162	—	—
Mortgage servicing rights	694	—	694	—

June 30, 2016
Mortgage-backed securities	$74,727	$—	$74,727	$—
Municipal bonds	34,790	—	34,790	—
Small Business Administration	7,872	—	7,872	—
Collateralized Mortgage Obligations	31,832	—	31,832	—
Certificatesof Deposit	3,064	—	3,064	—
Other equity securities	167	167	—	—
Mortgage servicing rights	639	—	639	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2016:	(In thousands)
Other real estate owned	$70	$—	$70	$—
Loans held for sale	1,642	—	1,642	—
Impaired loans	5,315	—	5,315	—

June 30, 2016:
Other real estate owned	$70	$—	$70	$—
Loans held for sale	783	—	783	—
Impaired loans	5,216	—	5,216	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2016:
Financial assets:
Cash and interest-bearing deposits	$28,173	$28,173	$—	$—
Investment securities held to maturity	42,580	—	42,580	—
Loans receivable and loans held for sale	276,306	—	276,306	—
Accrued interest receivable	1,767	—	1,767	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	442,855	—	442,855	—
Accrued interest payable	20	—	20	—
FHLB advances	12,286	—	12,286	—

June 30, 2016:
Financial assets:
Cash and interest-bearing deposits	$28,980	$28,980	$—	$—
Investment securities held to maturity	43,201	—	43,201	—
Loans receivable and loans held for sale	270,595	—	270,595	—
Accrued interest receivable	1,882	—	1,882	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	439,834	—	439,834	—
Accrued interest payable	22	—	22	—
FHLB advances	12,322	—	12,322	—

9.      INVESTMENT SECURITIES

Investment securities available for sale at September 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$72,690	$529	$168	$73,051
Municipal bonds	36,184	995	118	37,061
Small Business Administration	7,503	130	—	7,633
Collateralized Mortgage Obligations	27,276	96	58	27,314
Certificates of Deposit	2,971	99	—	3,070
Other equity securities	210	—	48	162
	$146,834	$1,849	$392	$148,291

Investment securities held to maturity at September 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,676	$1,904	$—	$42,580

Investment securities available for sale at June 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$74,198	$619	$90	$74,727
Municipal bonds	33,512	1,278	—	34,790
Small Business Administration	7,651	221	—	7,872
Collateralized Mortgage Obligations	31,650	182	—	31,832
Certificates of Deposit	2,971	93	—	3,064
Other equity securities	210	—	43	167
	$150,192	$2,393	$133	$152,452

Investment securities held to maturity at June 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,763	$2,438	$—	$43,201

The mortgage-backed securities, callable bonds and municipal bonds have the following maturities at September 30, 2016:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$—	$—	$63	$64
Due or callable in 1 - 5 years	82,792	83,079	824	839
Due or callable in 5 - 10 years	44,184	45,210	4,861	5,024
Due or callable in greater than 10 years	19,648	19,840	34,928	36,653
Total debt securities	$146,624	$148,129	$40,676	$42,580

All other securities available for sale at September 30, 2016 are saleable within one year.

Gross proceeds on the sale of investment and mortgage-backed securities were $18.0 million and $8.6 million for the three months ended September 30, 2016 and 2015, respectively. Gross realized gains for the three months ended September 30, 2016 and 2015 were $110,000 and $78,000 respectively. Gross realized losses for the three months ended September 30, 2016 and 2015 were $31,000 and $72,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2016:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal Bonds	$9,182	$118	$—	$—	$9,182	$118
Mortgage-backed securities	15,972	89	16,135	79	32,107	168
Collateralized Mortgage Obligations	10,663	58	—	—	10,663	58
Other equity securities	—	—	162	48	162	48
	$35,817	$265	$16,297	$127	$52,114	$392
Number of investments		25		7		32

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the three months ended September 30, 2016:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2016	$312	$2,522
Amortization	30	—
Balance at September 30, 2016	$282	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of September 30, 2016:

October 1, 2016 through June 30, 2017	$87
2018	117
2019	78
$282

11.      DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three months ended September 30, 2016 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2016:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge offs	—	(36)	—	—	(425)	—	—	—	(461)
Recoveries	23	25	—	3	1	—	—	—	52
Provision (credit)	1	7	(37)	115	(89)	(4)	10	14	17
Ending Balance:	$1,259	$422	$71	$393	$2,064	$128	$20	$136	$4,493

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,259	$422	$71	$393	$2,064	$128	$20	$136	$4,493

Financing receivables:
Ending balance	$131,668	$35,622	$11,918	$16,133	$63,388	$9,033	$2,445	$9,787	$279,994

Ending Balance: individually evaluated for impairment	$2,378	$391	$407	$—	$2,089	$—	$50	$—	$5,315

Ending Balance: collectively evaluated for impairment	$124,355	$32,790	$11,344	$16,133	$61,189	$9,033	$2,395	$9,780	$267,019

Ending Balance: loans acquired at fair value	$4,935	$2,441	$167	$—	$110	$—	$—	$7	$7,660

For the year ended June 30, 2016 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124
Charge offs	(135)	(157)	—	(192)	(561)	—	—	—	(1,045)
Recoveries	86	274	27	4	223	—	—	5	619
Provision (credit)	(64)	(208)	(49)	(11)	329	128	(6)	68	187
Ending Balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885

Financing receivables:
Ending Balance	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222

Ending Balance: individually evaluated for impairment	$2,535	$398	$408	$—	$1,787	$—	$88	$—	$5,216

Ending Balance: collectively evaluated for impairment	$123,148	$32,071	$11,581	$16,032	$57,076	$8,555	$2,063	$10,313	$260,839

Ending Balance: loans acquired at fair value	$5,200	$2,549	$171	$—	$118	$—	$—	$129	$8,167

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

Credit Risk Profile by Internally Assigned Grade

At September 30, 2016

(in thousands)

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$126,323	$34,503	$6,844	$14,030	$52,617	$6,789	$1,453	$8,964	$251,523
Watch	2,401	577	4,257	2,103	6,585	2,244	52	823	19,042
Special mention	533	151	154	—	2,008	—	890	—	3,736
Substandard	2,411	391	663	—	2,178	—	50	—	5,693
Total:	$131,668	$35,622	$11,918	$16,133	$63,388	$9,033	$2,445	$9,787	$279,994

Credit Risk Profile by Internally Assigned Grade

At June 30, 2016

(in thousands)

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$125,089	$33,820	$7,007	$13,914	$48,886	$3,814	$1,119	$8,475	$242,124
Watch	2,545	582	4,298	2,118	5,018	4,741	54	1,967	21,323
Special mention	681	218	160	—	3,201	—	890	—	5,150
Substandard	2,568	398	695	—	1,876	—	88	—	5,625
Total:	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At September 30, 2016

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$337	$308	$384	$1,029	$130,639	$131,668
Consumer	124	1	23	148	35,474	35,622
One- to Four- Family Mortgage - Non-Owner Occupied	—	30	235	265	11,653	11,918
Multi-family Mortgage	—	—	—	—	16,133	16,133
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	63,388	63,388
Construction	—	—	—	—	9,033	9,033
Land	—	—	39	39	2,406	2,445
Commercial and Agricultural	—	—	—	—	9,787	9,787
Total	$461	$339	$681	$1,481	$278,513	$279,994

Age Analysis of Past Due Loans Receivable

At June 30, 2016

 (in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$594	$552	$401	$1,547	$129,336	$130,883
Consumer	109	49	23	181	34,837	35,018
One- to Four- Family Mortgage - Non-Owner-Occupied	95	30	235	360	11,800	12,160
Multi-family Mortgage	—	—	—	—	16,032	16,032
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	58,981	58,981
Construction	—	—	—	—	8,555	8,555
Land	14	—	76	90	2,061	2,151
Commercial and Agricultural	—	—	—	—	10,442	10,442
Total	$812	$631	$735	$2,178	$272,044	$274,222

The following table illustrates certain disclosures required by ASC 310-10-50-15.

For the three months ended September 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
With a related allowance recorded:
One- to Four- Family Mortgage - Owner-Occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to Four- Family Mortgage -Non-Owner Occupied	—	—	—	—	—
Multi-family Mortgage	—	—	—	—	—
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$—	$—	$—	$—	$—

				For the three months ended September 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
With no related allowance recorded:
One- to Four- Family Mortgage - Owner-Occupied	$2,378	$2,759	$—	$17	$2,457
Consumer	391	720	—	1	395
One- to Four- Family Mortgage -Non-Owner Occupied	407	407	—	2	408
Multi-family Mortgage	—	920	—	—	—
Nonresidential Real Estate – commercial and office buildings	2,089	3,922	—	11	1,938
Construction	—	—	—	—	—
Land	50	58	—	—	69
Commercial and Agricultural	—	6	—	—	—
Total	$5,315	$8,792	$—	$31	$5,267

Impaired Loans

				For the three months ended September 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
Total:
One- to Four- Family Mortgage - Owner-Occupied	$2,378	$2,759	$—	$17	$2,457
Consumer	391	720	—	1	395
One- to Four- Family Mortgage -Non-Owner Occupied	407	407	—	2	408
Multi-family Mortgage	—	920	—	—	—
Nonresidential Real Estate – commercial and office buildings	2,089	3,922	—	11	1,938
Construction	—	—	—	—	—
Land	50	58	—	—	69
Commercial and Agricultural	—	6	—	—	—
Total	$5,315	$8,792	$—	$31	$5,267

Impaired Loans

For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
(in thousands)
With an allowance recorded:
One- to Four- Family Mortgage - Owner-Occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to Four- Family Mortgage - Non-Owner Occupied	—	—	—	—	—
Multi-family Mortgage	—	—	—	—	—
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	496
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$—	$—	$—	$—	$496

Impaired Loans

				For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Without an allowance recorded:
One- to Four- Family Mortgage - Owner-Occupied	$2,535	$2,973	$—	$17	$2,886
Consumer	398	726	—	1	461
One- to Four- Family Mortgage - Non-Owner Occupied	408	408	—	3	647
Multi-family Mortgage	—	920	—	—	481
Nonresidential Real Estate – commercial and office buildings	1,787	3,195	—	11	3,293
Construction	—	—	—	—	—
Land	88	95	—	—	149
Commercial and Agricultural	—	7	—	—	—
Total	$5,216	$8,324	$—	$32	$7,917

Impaired Loans

				For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)
Total:
One- to Four- Family Mortgage - Owner-Occupied	$2,535	$2,973	$—	$17	$2,886
Consumer	398	726	—	1	461
One- to Four- Family Mortgage - Non-Owner Occupied	408	408	—	3	647
Multi-family Mortgage	—	920	—	—	481
Nonresidential Real Estate – commercial and office buildings	1,787	3,195	—	11	3,789
Construction	—	—	—	—	—
Land	88	95	—	—	149
Commercial and Agricultural	—	7	—	—	—
Total	$5,216	$8,324	$—	$32	$8,413

The Bank did not have any investments in subprime loans at September 30, 2016. Impaired loans at September 30, 2016 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $3.3 million and a recorded investment of $3.3 million. See Note 12 for a discussion on TDRs.

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

The following tables summarize TDRs by loan type and accrual status.

	At September 30, 2016
	Loan Status		Total Unpaid			Number	Average
	Accrual	Nonaccrual	Principal	Related	Recorded	of	Recorded
(In thousands)			Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,535	$382	$1,917	$—	$1,917	19	$1,940
Multi-family residential real estate	—	—	—	—	—	—	180
Nonresidential real estate	718	647	1,365	—	1,365	3	2,116
Total	$2,253	$1,029	$3,282	$—	$3,282	22	$4,236

	At June 30, 2016
	Loan Status		Total Unpaid			Number	Average
	Accrual	Nonaccrual	Principal	Related	Recorded	of	Recorded
(In thousands)			Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,609	$324	$1,933	$—	$1,933	19	$1,979
Multi-family residential real estate	—	—	—	—	—	—	361
Nonresidential real estate	721	1,066	1,787	—	1,787	3	3,009
Total	$2,330	$1,390	$3,720	$—	$3,720	22	$5,349

Interest income recognized on TDRs is as follows:

	For the three months ended September 30,
	2016	2015

One-to-Four Family residential real estate	$17	$11
Multi-family residential real estate	—	11
Nonresidential real estate	11	48
Construction	—	—
Commercial	—	—
Consumer	—	—
Total	$28	$70

At September 30, 2016, the Bank had 22 loans totaling $3.3 million that were reported as TDRs, and had established an allowance for losses on these loans of $0. With respect to the $3.3 million in TDRs, the Bank charged-off $1.4 million at the time the loans were restructured into the Note A/B split note format. At June 30, 2016, the Bank had 25 loans totaling $3.7 million that were reported as TDRs, and had an allowance for losses on these loans of $0. With respect to the $3.7 million in TDRs, the Bank charged-off $1.4 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At September 30, 2016, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at September 30, 2016 and June 30, 2016 were generally given concessions of interest rate reductions of between 25 and 300 basis points and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At September 30, 2016 and June 30, 2016, all loans classified as TDRs required principal and interest payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2016
	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$3,720	22
Additions to TDR	—	—
Charge-offs	—	—
Removal of TDRs	—	—
Payments	(438)	—
Ending balance	$3,282	22

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Reclassification out of accumulated other comprehensive income during the three months ended September 30, 2016 and 2015 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended September30,
	2016	2015	Affected Line Item in the Consolidated Statements of Income
Realized gain (loss) on sale of securities	$79	$6	Gain on sale of investments
Less provision (benefit) for income taxes	31	2	Income tax provision
Reclassification adjustment, net of taxes	$48	$4

14. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2016, which is available through the SEC’s website at www.sec.gov and in other reports filed by the Company. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: the allowance for loan losses and the valuation of deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; and the value of collateral. Inherent loss factors based upon environmental and other economic factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2016.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of September 30, 2016 and June 30, 2016. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended September 30, 2016 and 2015, and had no accrued interest and penalties on the balance sheet as of September 30, 2016 and June 30, 2016. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2012.

Comparison of Financial Condition at September 30, 2016 and June 30, 2016

Balance Sheet Analysis

Total assets were $528.1 million at September 30, 2016, compared to $526.1 million at June 30, 2016. Total loans increased by $6.0 million. The increase in loans was partially offset by a $4.3 million decrease in investment securities. The investment balances decreased partially due to normal amortization and maturities during the period and the sale of investment securities. A portion of the proceeds from the sale of investments securities was used to fund new loans, which is expected to enhance the Bank’s net interest margin as well as increase interest income in the future.

Total liabilities increased $1.8 million from $455.6 million at June 30, 2016 to $457.4 million at September 30, 2016 primarily due to a $3.1 million increase in deposits during the quarter, partially offset by the settlement of investments which was included in other liabilities at June 30, 2016.

Stockholders’ equity totaled $70.7 million as of September 30, 2016, which represents an increase of $221,000 when compared to June 30, 2016. Net income of $782,000 for the quarter ended September 30, 2016 was partially offset by a reduction in the unrealized gain on securities available for sale of $490,000 and dividends paid totaling $252,000. The $782,000 net income for the quarter ended September 30, 2016 represented an increase of $83,000, or 11.9% when compared to the quarter ended September 30, 2015. There were 4,198,143 outstanding shares of common stock at both September 30, 2016 and June 30, 2016. For all periods presented, the Bank was considered “well-capitalized” under applicable regulatory requirements.

Loans. At September 30, 2016, one- to four- family residential loans totaled $143.6 million, or 51.3% of total gross loans, compared to $143.0 million, or 52.2% of total gross loans, at June 30, 2016.

Multi-family and nonresidential real estate loans totaled $79.5 million and represented 28.4% of total loans at September 30, 2016, compared to $75.0 million, or 27.3% of total loans, at June 30, 2016. While repayments and charge-offs have recently reduced these portfolios, they remain a substantial segment of our loan portfolio. However, we have reviewed the economic environment in our lending markets, including those in southwestern Ohio and Northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios.

Construction loans totaled $9.0 million, or 3.2% of total loans, at September 30, 2016, compared to $8.6 million, or 3.1% of total loans, at June 30, 2016.

Commercial business loans totaled $4.9 million, or 1.8% of total loans, at September 30, 2016, compared to $4.5 million, or 1.6% of total loans, at June 30, 2016.

Consumer loans totaled $35.6 million and represented 12.7% of total loans at September 30, 2016, compared to $35.0 million or 12.8% of total loans at June 30, 2016.

Agricultural loans totaled $4.8 million, or 1.7% of total loans, at September 30, 2016, compared to $6.0 million or 2.2% of total loans, at June 30, 2016.

Land loans totaled $2.4 million, or 0.9% of total loans, at September 30, 2016 compared to $2.2 million or 0.8% of total loans at June 30, 2016.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2016		At June 30, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$143,586	51.3%	$143,043	52.2%
Multi-family	16,133	5.8	16,032	5.8
Construction	9,033	3.2	8,555	3.1
Nonresidential real estate	63,388	22.6	58,981	21.5
Land	2,445	0.9	2,151	0.8
Commercial business	4,942	1.8	4,476	1.6
Agricultural	4,845	1.7	5,966	2.2
Consumer:
Home equity	30,977	11.0	30,558	11.2
Auto	2,374	0.8	2,249	0.8
Share loans	982	0.4	932	0.3
Other	1,289	0.5	1,279	0.5
Total consumer loans	35,622	12.7	35,018	12.8
Total loans	$279,994	100.0%	$274,222	100.0%

Less (plus):
Deferred loan costs, net	(1,177)		(1,113)
Undisbursed portion of loans in process	3,502		3,312
Allowance for loan losses	4,493		4,885
Loans, net	$273,176		$267,138

Loan Maturity

The following table sets forth certain information at September 30, 2016 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which can significantly shorten the average life of the loan and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,408	$33,000	$102,178	$143,586
Multi-family real estate	540	3,501	12,092	16,133
Construction	3,449	932	4,652	9,033
Nonresidential real estate	5,486	20,893	37,009	63,388
Land	1,000	774	671	2,445
Commercial	1,149	2,812	981	4,942
Agricultural	1,625	1,929	1,291	4,845
Consumer	1,981	3,639	30,002	35,622
Total	$23,638	$67,480	$188,876	$279,994

The following table sets forth the dollar amount of all loans at September 30, 2016 due after September 30, 2017 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$38,723	$96,455	$135,178
Multi-family real estate	7,455	8,138	15,593
Construction	1,285	4,299	5,584
Nonresidential real estate	10,986	46,916	57,902
Land	178	1,267	1,445
Commercial	2,295	1,498	3,793
Agricultural	2,234	986	3,220
Consumer	2,406	31,235	33,641
Total	$65,562	$190,794	$256,356

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Total loans at beginning of period	$274,222	$259,419
Loans originated (1):
One- to four-family residential real estate	15,750	9,467
Multi-family residential real estate	8,645	310
Construction	3,311	2,846
Nonresidential real estate	4,645	6,778
Land	852	122
Commercial and agricultural	553	2,780
Consumer	2,803	1,508
Total loans originated	36,559	23,811
Deduct:
Loan principal repayments	23,960	10,782
Loans originated for sale	6,827	3,065
Net loan activity	5,772	9,964
Total loans at end of period	$279,994	$269,383

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Overview. Net income increased $83,000 to $782,000 for the quarter ended September 30, 2016 from $699,000 for the quarter ended September 30, 2015.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,
	2016	2015	% Change
	(Dollars in thousands)
Interest income:
Loans	$2,934	$2,887	2%
Investment and mortgage backed securities	981	1,064	(8)%
Other interest-earning assets	28	17	65%
Total interest income	3,943	3,958	0.4%

Interest expense:
NOW and money market deposit accounts	149	106	41%
Passbook accounts	76	75	1%
Certificates of deposit	343	360	(5)%
Total interest-bearing deposits	568	541	5%
FHLB advances	57	60	(5)%
Total interest expense	625	601	4%
Net interest income	$3,318	$3,357	(1)%

Net interest income totaled $3.3 million for the quarter ended September 30, 2016. This represented a decrease of $39,000, or 1.2% when compared to the quarter ended September 30, 2015. The decrease was caused by a decrease in interest income of $15,000 as well as an increase in interest expense of $24,000. Interest income decreased as a result of a $62,000 decrease in interest income on investments. The decrease in interest income on investments was partially offset by a $47,000 increase in interest income on loans. Interest income on investments decreased due to a decrease in the average balance of approximately $12.8 million as well as a decrease in the average yield on investments from 2.10% to 2.06%. Interest income on loans increased due to an increase in the average balance of approximately $11.7 million. This increase was partially offset by a decrease in the average rate earned on loans from 4.47% to 4.34%. The increase in loan balances was the result of an increase in mortgage loan balances and the controlled growth strategy in commercial lending. The $24,000 increase in interest expense was primarily due to an increase in new deposit accounts resulting from a successful seasonal checking account promotion. In addition, the average balance of deposits increased $11.9 million.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2016 and 2015. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$270,246	$2,934	4.34%	$258,755	$2,887	4.46%
Investment and mortgage-backed securities	190,477	981	2.06	203,275	1,065	2.10
Other interest-earning assets	31,379	28	0.36	15,381	6	0.16
	492,102	3,943	3.21	477,431	3,958	3.32
Noninterest-earning assets	37,362			41,970
Total assets	$529,464			519,401

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	187,066	149	0.32	164,144	106	0.25
Passbook accounts (1)	115,412	76	0.26	112,253	75	0.27
Certificates of deposit (1)	140,578	343	0.98	151,760	360	0.95
Total interest-bearing deposits	443,056	568	0.51	431,157	541	0.50
FHLB advances	12,000	57	1.90	13,000	60	1.85
Total interest-bearing liabilities	455,056	625	0.55	444,157	601	0.54
Noninterest bearing liabilities, commitments and contingencies	3,807			3,783
Total liabilities, commitments and contingencies	458,863			447,940
Stockholders' equity	70,601			71,461
Total liabilities and stockholders' equity	$529,464			$519,401
Net interest income		$3,318			$3,357
Interest rate spread			2.66%			2.78%
Net interest margin (annualized)			2.70%			2.81%
Average interest-earning assets to average interest-bearing liabilities			108.14%			107.49%

Provision for Loan Losses. The provision for loan losses was $17,000 for the quarter ended September 30, 2016 compared to $44,000 for the quarter ended September 30, 2015.

Nonperforming assets to total assets increased to 0.59% from 0.56% at June 30, 2016, an increase of 5.4%. Nonperforming loans as a percentage of total loans increased from 1.05% at June 30, 2016 to 1.09% at September 30, 2016, and nonperforming loans as a percentage of total assets increased from 0.55% at June 30, 2016 to 0.58% at September 30, 2016.

Noninterest Income. The following table summarizes noninterest income for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,
	2016	2015	% Change

Service charges	$789	$743	6.2%
Gain on sale of loans	220	90	144.4
Gain on sale of investments	79	6	1,216.7
Income from Bank Owned Life Insurance	120	186	(35.5)
Other	100	42	138.1
Total	$1,308	$1,067	22.6

Noninterest income totaled $1.3 million for the quarter ended September 30, 2016, which represented an increase of $241,000, or 22.6% when compared to the quarter ended September 30, 2015. The increase was primarily due to an increase of $130,000 in gain on the sale of mortgage loans, a $73,000 increase in gain on the sale of investments, and a $46,000 increase in service charge income on deposit accounts. Service charge income increased primarily due to increased activity in deposit accounts and debit card usage. These increases were partially offset by a $66,000 decrease in income from bank owned life insurance. Death benefits totaling $68,000 were received in the prior year quarter with no such amounts received in the current year quarter.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three months ended September 30, 2016 and 2015.

	Three Months Ended
	September 30,
	2016	2015	% Change
	(Dollars in thousands)
Compensation and employee benefits	$2,180	$2,160	0.9%
Premises and occupancy expense	270	262	3.1
Deposit insurance premium	71	82	(13.4)
Advertising expense	106	91	16.5
Data processing expense	478	319	49.8
Intangible amortization	30	30	0.0
Professional fees	250	287	(12.9)
Other operating expenses	277	394	(29.7)
Total	$3,662	$3,625	1.0

Noninterest expense totaled $3.7 million for the quarter ended September 30, 2016, which represented an increase of $37,000, or 1.0% when compared to the quarter ended September 30, 2015. The increase was primarily due to an increase in data processing expense of $159,000. $111,000 of the increase in data processing expense was primarily due to an increase in users taking advantage of new mobile banking products, increases in debit card usage, and increases in data center service charges. $30,000 of the increase related to the expiration of a monthly implementation credit. The $159,000 increase in data processing expense was partially offset by a $117,000 decrease in other operating expenses, including an $89,000 decrease in loan closing costs incurred and a $26,000 decrease in expenses related to other real estate owned. The decrease in loan closing costs incurred was primarily due to a change in the Company’s accounting method for certain loan closing costs associated with a closing cost promotion. Prior to July 1, 2016, the Company charged certain loan closing costs immediately to expense. Pursuant to ASC 310-20, the Company is deferring a portion of these closing costs associated with new loans and amortizing those costs over the life of the loan. The decrease in other real estate owned related expenses was due to property improvement expenses in the prior year period with no corresponding expenses in the current year period.

Income Taxes. Income tax expense for the three months ended September 30, 2016 was $165,000 compared to $56,000 for the three months ended September 30, 2015. The effective tax rate increased to 17.4% for the three months ended September 30, 2016 from 7.6% for the three months ended September 30, 2015.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at September 30, 2016 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At September 30, 2016, 22 loans were considered to be TDRs (with a recorded investment of $3.3 million) of which seven loans (with a recorded investment of $1.0 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At September 30, 2016	At June 30, 2016
(Dollars in thousands)	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$869	$1,011
Nonresidential real estate and land	773	88
Consumer	391	398

Total nonaccrual loans	2,033	1,497

One- to four-family residential real estate	382	324
Nonresidential real estate and land	647	1,066

Total nonaccrual restructured loans	1,029	1,390

Total nonperforming loans	3,062	2,887
Real estate owned	70	70

Total nonperforming assets	$3,132	$2,957
Accruing restructured loans	2,253	2,330
Accruing restructured loans and nonperforming assets	$5,385	$5,287

Total nonperforming loans to total loans	1.09%	1.05%
Total nonperforming loans to total assets	0.58	0.55
Total nonperforming assets to total assets	0.59	0.56

Interest income that would have been recorded for the three months ended September 30, 2016 had nonaccruing loans been current according to their original terms was $79,000. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $0 for the three months ended September 30, 2016.

Nonperforming assets as a percentage of total assets decreased from 1.21% at September 30, 2015 to 0.59% at September 30, 2016. Nonperforming assets as a percentage of total assets increased slightly from 0.56% at June 30, 2016 to 0.59% at September 30, 2016. Beginning with the disclosure in the Company’s Form 10-Q for the quarter ended March 31, 2011, the Company included “Loan Relationship” narratives regarding its five largest nonaccrual (nonperforming) loans and loans having the five largest charge-offs, all of which were commercial real estate loans. As of March 31, 2011, the amount of nonaccrual (nonperforming) loans totaled $19.5 million, and the amount of accruing TDR loans totaled $7.0 million. As of September 30, 2016, the amount of nonaccrual (nonperforming) loans decreased to $3.1 million and the amount of accruing TDR loans decreased to 2.3 million.

Because of the decrease in nonaccrual (nonperforming) loans and accruing TDR loans over the last five years, the Loan Relationship narratives since December 31, 2015 have focused on commercial Loan Relationships with the following loans:

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

At September 30, 2016:

•	The largest commercial real estate nonaccrual loans having a carrying value of at least $250,000 are related to loans in Loan Relationships M & Q. There are a total of three loans in these two Loan Relationships.
•	The largest commercial real estate loan charge-offs of at least $250,000 are related to loans in Loan Relationships F, H, M, O, and Q. There are a total of 11 loans in these five Loan Relationships.
•	The largest accruing TDRs having a carrying value of at least $250,000 are related to a loan in Loan Relationship O. There are a total of three loans in this Loan Relationship.

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

•	Loan Relationship F. At September 30, 2016 and June 30, 2016, Loan Relationship F was comprised of two loans, a Note A loan (Loan F-1) and a Note B loan, having an aggregate carrying value of $411,000 and $414,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. In the “Credit Risk Profile by Internally Assigned Grade” table, Loan F-1 is classified as “Multi-family real estate, Watch” at September 30, 2016 and June 30, 2016. As of June 30, 2014, Loan F-1was no longer reported as a TDR, or classified as substandard, because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loan indicated that the loan to value ratio of the loan complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loan from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. Loan F-1 was performing in accordance with its terms at September 30, 2016. A more detailed history of Loan Relationship F follows.

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

A two-year balloon payment was due in March 31, 2013 on the loans unless the borrower refinanced the loans to a market rate loan at that time. During the quarter ended December 31, 2012, as a result of the continued personal problems of the co-borrowers, the two loans were modified with one of the borrowers who had taken control of the two properties in early 2011. The other borrower relinquished all of its interest in the two properties. However, in addition to the one borrower retained on the loan, two other borrowers were added to the loans to provide managerial strength to the relationship and increase the property’s income potential. The Bank had been reviewing the cash flow of the property on a monthly basis and determined that the cash flows had improved due to the borrowers’ enhanced managerial ability. An independent appraisal was ordered to provide the “as is” value of the properties. The Bank obtained the appraisal in December 2012, and the appraised value of the properties had decreased to $730,000 from $774,000 in February 2011. During the quarter ended December 31, 2012, the two loans were modified, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan was modified to a market interest rate of 5.50%, with no increase in the principal balance ($453,000). The term of the loan was also reduced to 324 months from the remaining term of 339 months. Even with the higher market interest rate and the shorter term of the loan, the debt service coverage ratio was above 1.20x, which complied with the Bank’s current loan underwriting standards. This loan remained on accrual (because of its sufficient payment history since the September 30, 2011 quarter), classified as substandard, and reported as a TDR. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in March 2011, and therefore, the charge-off amount ($405,000) remained the same as in March 2011. However, the interest rate was reduced to 0% as the loan had been charged-off.

During the December 2015 quarter, the balloon payment from the December 2012 renewal became due. Due to the upcoming balloon payment, the Bank ordered new appraisals on the two properties. The Bank received the appraisals in October 2015, and the appraised value of the properties increased to $773,000 from $730,000 in December 2012. The Bank also reviewed the cash flow from updated financials of the borrowers and co-borrowers. After this review and based on the increase in value of the properties, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A Loan was renewed at the market interest rate of 5.50%, with no increase in the principal balance ($421,000). The term of the loan was renewed at 288 months, the remaining term of the loan. This loan remained on accrual (because of its sufficient payment history) and classified as watch. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in December 2012, and therefore, the charge-off amount ($405,000) remained the same as in December 2012. The interest rate remained at 0% as the loan had been charged-off.

•	Loan Relationship H. At September 30, 2016 and June 30, 2016, Loan Relationship H was comprised of three loans having an aggregate carrying value of $891,000 and $901,000, respectively. At September 30, 2016 and June 30, 2016, two of the loans, a Note A loan (Loan H-1) and a Note B loan, had an aggregate carrying value of $692,000 and $696,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family rental dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At September 30, 2016 and June 30, 2016, Loan H-1 was classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan H-1 was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At September 30, 2016 and June 30, 2016, the balance of Loan H-2 was $199,000 and $206,000, respectively. Loan H-2 is secured by a first lien on the single-family owner occupied dwelling on 11.36 acres mentioned above. The borrowers are a husband and wife who are the principals in the limited liability company mentioned above. At September 30, 2016 and June 30, 2016, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table.

At September 30, 2016, Loan H-1 and Loan H-2 were performing in accordance with their terms. A more detailed history of the Note A loan (Loan H-1) and the Note B loan follows.

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

During the September 2015 quarter, the balloon payment from the September 2012 renewal became due. As a result of the upcoming balloon payment, the Bank ordered new appraisals on the 18-unit apartment complex and the single-family rental dwelling. The Bank received new appraisals on the 18 unit apartment complex and the single-family rental dwelling in September 2015. In addition, the Bank used the June 2014 value of the 6.3 acre tract of land. The total appraised value of the three properties increased to $1,048,000 as compared to the $978,000 total appraised value in June 2012. The Bank also reviewed the cash flow from updated financials of the borrower and co-borrowers. After this review and based on the increase in value of the properties, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan (Loan H-1) was renewed at the market interest rate of 5.00%, using a 1/1 ARM, with a 5% floor rate, and with no increase in the principal balance ($710,000). The term of the loan was renewed at 324 months. This loan was put on accrual (because of its sufficient payment history) and classified as watch. There was no increase in the principal balance ($515,000) of the Note B loan from that loan’s prior restructuring in September 2012, and therefore, the charge-off amount ($515,000) remained the same as in September 2012. The interest rate remained at 0% as the loan had been charged-off.

•	Loan Relationship M. At September 30, 2016 and June 30, 2016, Loan Relationship M was comprised of two loans having an aggregate carrying value of $647,000 and $1.1 million, respectively. At September 30, 2016 and June 30, 2016, Loan M-1 had an aggregate carrying value of $194,000 and $571,000, respectively. At September 30, 2016 and June 30, 2016, Loan M-2 had an aggregate carrying value of $453,000 and $495,000, respectively. Originally Loans M-1 and M-2 were both secured by the two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as have the father and stepmother of one of the co-borrowers. At September 30, 2016 and June 30, 2016, Loans M-1 and M-2 are included in the table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. During the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year beginning in 2015. The maturity date for these loans is now October 1, 2018. Loans M-1 and M-2 were performing in accordance with their restructured terms at September 30, 2016. A more detailed history of Loan Relationship M follows.

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

At September 30, 2014, the borrowers had successfully complied with the revised payment plan agreement from March 31, 2014 and both loans were current. Additionally, the real estate taxes due during the March 31, 2014 quarter were paid. However, at September 30, 2014, the real estate taxes that were due in July 2014 had not been paid. At December 31, 2014, due to cash flow issues caused by inclement weather during the quarter, the real estate taxes that were due in July 2014 were still not paid, and the loan payments due for October, November, and December 2014 were not paid. The Bank met with the husband and wife co-borrowers during the December 31, 2014 quarter. The co-borrowers advised the Bank that they would not be able to make the past due payments and the past due real estate taxes because of the inclement weather during the quarter until the golf season opened in the spring of 2015. Because of these developments, the Bank performed another impairment analysis of these two loans. While the appraisals of the properties showed no need for an impairment, the Bank further analyzed the cash flow of the golf courses. After this analysis, the Bank determined that an additional impairment of $466,000 was needed for this loan relationship, and an additional charge-off of $233,000 was established for each of the two loans in this loan relationship, through a charge-off to the general allowance. During the quarter ended March 31, 2015, the Bank entered into further discussions with the co-borrowers about another revised payment plan. As stated above, during the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers. An impairment analysis was performed for the quarter ended June 30, 2015. The impairment analysis showed that no further impairment was needed on either Loan M-1 or M-2. For the quarter ended December 31, 2015, because there was still the partial escrow payment due for the October 2015 escrow payment, the Bank performed another impairment analysis. Even though the partial escrow payment was paid subsequent to the December 31, 2015 quarter and the appraisals of the properties indicated no further impairment was needed, the Bank reviewed the observable market price of the properties and determined that an additional impairment of $250,000 was needed for this loan relationship, and an additional charge-off of $125,000 was established for each of the two loans in this loan relationship through a charge-off to the general allowance.

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

During the June 30, 2016 quarter, the borrowers entered into a purchase agreement to sell the golf course that was not opened. As part of this purchase, the Bank agreed to release the nonoperational golf course, the 25 acre tract of land, and the co-borrower who was the father of one of the principals. The Bank would have the first mortgage, instead of a second mortgage, on the principal residence of two of the individual co-borrowers. However, based on this purchase agreement, the Bank determined that an additional impairment of $210,000 was needed for this loan relationship, and an additional charge-off of $105,000 was established for each of the two loans in the loan relationship through a charge-off to the general allowance. The nonoperational golf course was sold subsequent to the end of the June 30, 2016 quarter. After the sale and subsequent reduction of the principal balance of Loan M-1, the Bank determined that no further impairment was needed. Also, subsequent to the June 30, 2016 quarter, the Bank entered into an amended forbearance agreement with the borrower and co-borrowers, reflecting the reduced principal balances for Loans M-1 and M-2. The maturity date for these loans remained at October 1, 2018. The Bank will monitor the cash flow of the remaining golf course and determine if any further impairment is necessary.

•	Loan Relationship O. At September 30, 2016 and June 30, 2016, this Loan Relationship consisted of three loans having an aggregate carrying value of $1.6 million. At September 30, 2016 and June 30, 2016, two of the loans, a Note A loan (Loan O-1) and a Note B loan, had an aggregate carrying value of $718,000 and $721,000, respectively. Loan O-1 is secured by a first lien on a nonresidential retail strip center. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At September 30, 2016 and June 30, 2016, Loan O-1 is included in the table as “Accruing Restructured Loans”, and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. As of September 30, 2011, Loan O-1 was put on accrual because of its sufficient payment history, but was still considered a TDR and thus continued to be classified as substandard. At September 30, 2016 and June 30, 2016, the balance of Loan O-2 was $875,000 and $890,000, respectively. Loan O-2 is secured by a nonresidential, eight bay, retail strip center. Loan O-2 is not included in the table as “Accruing Restructured Loans” at September 30, 2016 and June 30, 2016. At September 30, 2016 and June 30, 2016, Loan O-2 was classified as “Nonresidential Real Estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. This loan was originated in December 2004, for the purchase of the land (which was an Other Real Estate Owned property of the Bank) and the construction of the eight bay, retail strip center. The original loan amount was $1,080,000 at a market rate of interest, based on a 3/3 ARM, for a 30 year term. In August 2013, the original loan was refinanced for $965,000, at a market rate of interest, based on a 5/1 ARM, for a 22 year term. The borrower, for the original loan and the refinanced loan, is a limited liability company and the four co-borrowers are the principals of the limited liability company. Three of the spouses of the four co-borrowers are also signed on the loan. Two of the co-borrowers of the loan O-2 are principals of the limited liability company for Loan O-1 described above. At September 30, 2016, Loan O-2 has performed in accordance with its originated and refinanced terms. A more detailed history of the Note A loan (Loan O-1) and the Note B loan follows.

In June 2006, Loan O-1 was originated and comprised of one loan for $1.1 million. In the June 2010 quarter, the co-borrowers approached the Bank and advised that the anchor tenant was vacating the retail strip center. Independent appraisals were ordered and received, and reflected the value of the property had decreased to a value of $900,000 from the value of $1.4 million in June 2006. A specific valuation allowance was established for $360,000 to reduce the net carrying value down to $720,000, or 80% loan to value. In the March 2011 quarter, the co-borrowers again approached the Bank and advised that even though they had been able to replace the anchor tenant, the lease amount that they were receiving was 20% less than the previous tenant. A new appraisal was ordered and received in the March 2011 quarter, and reflected the value of the property had decreased to a value of $828,000 from the value of $900,000 in June 2010. The Bank reviewed the present value of future cash flow of this property and the one loan was restructured using the Note A/B split note strategy. Based on the present value of future cash flow of the property, the Note A loan (Loan O-1) was for $810,000, with a below market rate of interest of 2%, for a 30 year term, and a two year balloon payment. The carrying value of the Loan O-1 continued on nonaccrual and a classification of substandard, but was also reported as a TDR. The Note B loan was for $360,000 (inclusive of the $360,000 specific valuation allowance established in June 2010) and was charged-off. In September 2011, because there were six consecutive payments made and the cash flow of the property from updated financial information indicated that the debt service coverage ratio was adequate, the loan was placed on accrual. However, because of the below market interest rate, an impairment of $28,750 was established. During the March 2013 quarter, the balloon payment from the March 2011 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated March 2013 showed a value of $825,000, a decrease of $3,000 from the value of $828,000 in the March 2011 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The loan amount for the Note A loan (Loan O-1) was decreased to $761,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 30 year term, and a three year balloon payment. This loan was placed on accrual (because of its sufficient payment history). However, the classification remained substandard and the loan was still reported as a TDR. Also, because this loan now had a market rate of interest, the impairment amount of $28,750 was removed. The Note B loan was for $376,000 (inclusive of the $366,000 charge-off from March 2011) and was charged-off. During the March 31, 2016 quarter, the balloon payment from the March 2013 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated February 2016 showed a value of $870,000, an increase of $45,000 from the value of $825,000 in the March 2013 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having a one year balloon payment. The loan amount for the Note A loan (Loan O-1) was decreased to $723,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 27 year term, and a one year balloon payment. This loan was placed on accrual because of its sufficient payment history. However, the classification remained substandard and the loan was still reported as TDR. There was no increase in the principal balance ($376,000) of the Note B loan from that loan’s prior restructuring in March 2013, and therefore, the charge-off amount ($376,000) remained the same as in March 2013. The interest rate remained at 0%, as the loan had been charged-off. At September 30, 2016, Loan O-1 was performing in accordance with its restructured terms.

•	Loan Relationship Q. At September 30, 2016 and June 30, 2016, Loan Relationship was comprised of one loan, having a carrying value of $723,000 and $1.2 million, respectively. This loan is secured by two mobile home parks located in southeastern Indiana. The borrowers are two limited liability corporate entities, with four principals (one of whom has passed) of each entity, with each principal signing individually as a co-borrower. At September 30, 2016, the Loan Q carrying value is included in the table for “Nonaccrual, Nonresidential Real Estate”, and at June 30, 2016, the carrying value of Loan Q was not included in the table for “Nonaccrual, Nonresidential Real Estate”. In the “Credit Risk Profile by Internally Assigned Grade” table, Loan Q is classified as substandard at September 30, 2016 and as special mention at June 30, 2016.

Loan Q is performing in accordance with its original terms at September 30, 2016. A more detailed history of Loan Relationship Q follows.

Loan Q originated in July 2004 and the loan has always performed in accordance with its original terms. However, during the September 2016 quarter, the Bank received updated financial information and performed an impairment analysis based on the cash flow of the two mobile home parks. Based on this analysis, it was determined that the two mobile home parks could not support the $1.15 million loan balance. Based on the impairment analysis, the Bank established an impairment in the amount of $425,000 through a charge-off to the general allowance. The Bank also ordered appraisals on the two properties, but the appraisals have not yet been received. The co-borrowers are trying to refinance these properties with another financial institution.

The following table summarizes all Note A/B format loans at September 30, 2016:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$87	$20	$107	1	1
Nonresidential real estate	1,074	482	1,556	2	2
Multi-family residential real estate	1,104	920	2,024	2	2

Total (1)	$2,265	$1,422	$3,687	5	5

(1)	Included in this total are an aggregate of $1.8 million of Note A loans and an aggregate of $1.3 million of Note B loans that are included in the discussion of Loan Relationships F, H and O.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At September 30, 2016
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(in thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to four-family residential real estate	$1,535	$382	$1,917	$—	$1,917	19	$1,940
Multi-family residential real estate	—	—	—	—	—	—	180
Nonresidential real estate	718	647	1,365	—	1,365	3	2,116

Total	$2,253	$1,029	$3,282	$—	$3,282	22	$4,236

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2016
	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$3,720	22
Additions to TDR	—	—
Charge-offs	—	—
Removal of TDRs(1)	—	—
Payments	(438)	-
Ending balance	$3,282	22

Loans that were included in TDRs at September 30, 2016 and June 30, 2016 were generally given concessions of interest rate reductions of between 25 and 300 basis points and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At September 30, 2016 and June 30, 2016, all loans classified as TDRs required principal and interest payments.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At September 30,
	2016	2015
	(In thousands)
Special mention assets	$3,736	$3,725
Substandard assets	5,693	11,423

Total classified assets	$9,429	$15,148

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at September 30, 2016 and at June 30, 2016.

At September 30, 2016:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$126,323	$34,503	$6,844	$14,030	$52,617	$6,789	$1,453	$8,964	$251,523
Watch	2,401	577	4,257	2,103	6,585	2,244	52	823	19,042
Special mention	533	151	154	—	2,008	—	890	—	3,736
Substandard	2,411	391	663	—	2,178	—	50	—	5,693
Total	$131,668	$35,622	$11,918	$16,133	$63,388	$9,033	$2,445	$9,787	$279,994

At June 30, 2016:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$125,089	$33,820	$7,007	$13,914	$48,886	$3,814	$1,119	$8,475	$242,124
Watch	2,545	582	4,298	2,118	5,018	4,741	54	1,967	21,323
Special mention	681	218	160	-	3,201	-	890	-	5,150
Substandard	2,568	398	695	-	1,876	-	88	-	5,625
Total	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At September 30, 2016		At June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$337	$308	$594	$552
Consumer	124	1	109	49
One- to four-family mortgage – nonowner-occupied	—	30	95	30
Multi-family mortgage	—	—	—	—
Nonresidential real estate mortgage – commercial and office buildings	—	—	—	—
Construction	—	—	—	—
Land	—	—	14	—
Commercial and agricultural	—	—	—	—
Total	$461	$339	$812	$631

The following table illustrates the changes to the allowance for loan losses for the three months ended September 30, 2016:

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2016:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge offs	—	(36)	—	—	(425)	—	—	—	(461)
Recoveries	23	25	—	3	1	—	—	—	52
Provision (credit)	1	7	(37)	115	(89)	(4)	10	14	17
Ending Balance:	$1,259	$422	$71	$393	$2,064	$128	$20	$136	$4,493

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,259	$422	$71	$393	$2,064	$128	$20	$136	$4,493

Financing receivables:
Ending balance	$131,668	$35,622	$11,918	$16,133	$63,388	$9,033	$2,445	$9,787	$279,994

Ending Balance: individually evaluated for impairment	$2,378	$391	$407	$—	$2,089	$—	$50	$—	$5,315

Ending Balance: collectively evaluated for impairment	$124,355	$32,790	$11,344	$16,133	$61,189	$9,033	$2,395	$9,780	$267,019

Ending Balance: loans acquired at fair value	$4,935	$2,441	$167	$—	$110	$—	$—	$7	$7,660
42

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,			At June 30,
	2016			2016
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,330	29.6%	51.3%	$1,343	27.5%	52.2%
Multi-family real estate	393	8.7	5.8	275	5.6	5.8
Nonresidential real estate	2,064	46.0	22.6	2,577	52.8	21.5
Land	20	0.4	0.9	10	0.2	0.8
Agricultural	85	1.9	1.7	95	1.9	2.2
Commercial	51	1.1	1.8	27	0.6	1.6
Consumer	422	9.4	12.7	426	8.7	12.8
Construction	128	2.9	3.2	132	2.7	3.1
Total allowance for loan losses	$4,493	100.0%	100.0%	$4,885	100.0%	100.0%
Total loans	$279,994			$274,222

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows, in particular municipal deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $28.2 million at September 30, 2016 and $29.0 million at June 30, 2016. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $95.2 million at September 30, 2016. Total securities classified as available-for-sale were $115.9 million at September 30, 2016.

In addition, at September 30, 2016, we had the ability to borrow a total of approximately $61.4 million from the Federal Home Loan Bank of Indianapolis.

At September 30, 2016, we had $45.9 million in loan commitments outstanding, consisting of $9.3 million in mortgage loan commitments, $26.2 million in unused home equity lines of credit, $7.5 million in commercial lines of credit and $2.9 million in other loan commitments. Certificates of deposit due within one year of September 30, 2016 totaled $80.1 million. This represented 58.0% of certificates of deposit at September 30, 2016. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements”, and Note 15 to the Consolidated Financial Statements included in Item 8, to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2016.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2016:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016 (unaudited)	(in thousands)
Common equity tier 1 risk-based capital	$59,231	21.11%	$12,627	4.5%	$18,240	6.5%
Tier 1 risk-based capital	59,231	21.11	16,837	6.0	22,449	8.0
Total risk-based capital	62,755	22.36	22,449	8.0	28,061	10.0
Tier 1 leverage	59,231	11.42	20,750	4.0	25,938	5.0

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

For the three months ended September 30, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2016. The main components of market risk for the Company are interest rate risk and liquidity risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally, selling in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one-to four-family residential real estate loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

We use an economic value of equity analysis prepared by a consulting firm to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to steps that we might take to counter the effects of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points.

The following table presents the change in our net economic value of equity at June 30, 2016, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$67,326	$(16,453)	(19.64)	14.33%
300	76,552	(7,227)	(8.63)	15.79
200	80,962	(2,817)	(3.36)	16.19
100	83,798	19	.02	16.26
0	83.779	—	—	15.79
(100)	78,193	(5,586)	(6.67)	14.38

The interest rate risk management model uses various assumptions in assessing interest rate risk. These most critical assumptions relate to interest rates, deposit decay rates, deposit beta factors, loan prepayment speeds, reinvestment rates, and market interest rates, among others. As with any method of measuring interest rate risk involving forecasting, certain shortcomings are inherent in the calculations. Borrower and depositor behavior in the future is unknown. Historical data has been compiled and analyzed, where available, to allow the Company to see the impact of customer behavior in prior interest rate cycles. However, the future behavior is inherently unknown. For example, although certain assets and liabilities may have similar maturities or repricing dates, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the volume of loans and mortgage-backed securities we hold, increasing or decreasing interest rates could have a significant impact on the prepayment speeds of our earning assets that in turn could affect the rate sensitivity position. When market interest rates increase, prepayments tend to slow. When market interest rates decrease, prepayments tend to rise. While the Company believes the assumptions used in the model to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan prepayment activity.

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

During the quarterly period ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended September 30, 2016.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date:	November 14, 2016	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date:	November 14, 2016	By:	/s/ Vicki A. March
Vicki A. March
Senior Vice President, Chief Financial
Officer and Treasurer

