Form 10-Q
period 2016-12-31
United Community Bancorp
filed 2017-02-10
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes ☐          No ☒

As of February 7, 2017, there were 4,192,704 shares of the registrant’s common stock issued and outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	unaudited
(In thousands, except share amounts)	December 31, 2016	June 30, 2016
Assets

Cash and due from banks	$2,340	$2,253
Interest-earning deposits in other financial institutions	29,425	26,727
Cash and cash equivalents	31,765	28,980

Investment securities:
Securities available for sale - at estimated market value	70,949	77,725
Securities held to maturity - at amortized cost	40,620	40,763
Mortgage-backed securities available for sale - at estimated market value	68,746	74,727
Investment securities	180,315	193,215

Loans receivable, net	274,333	267,138
Loans available for sale	2,073	783

Property and equipment, net	6,707	6,877
Federal Home Loan Bank stock, at cost	3,527	3,527
Accrued interest receivable:
Loans	856	872
Investments and mortgage-backed securities	1,075	1,010
Other real estate owned, net	70	70
Cash surrender value of life insurance policies	17,107	17,241
Deferred income taxes	3,662	2,073
Prepaid expenses and other assets	1,336	1,469
Goodwill	2,522	2,522
Intangible asset	252	312
Total assets	$525,600	$526,089

Liabilities and Stockholders' Equity

Deposits	$443,548	$438,885
Advances from FHLB	10,333	12,000
Accrued interest on deposits	10	12
Accrued interest on FHLB advance	10	10
Advances from borrowers for payment of insurance and taxes	693	608
Accrued expenses and other liabilities	2,167	4,120
Total liabilities	456,761	455,635

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at December 31, 2016 and June 30, 2016; 4,194,404 and 4,198,143 shares outstanding at December 31, 2016 and June 30, 2016, respectively.	51	51
Additional paid-in capital	51,489	51,320
Retained earnings	33,544	32,484
Less shares purchased for stock plans	(2,147)	(2,335)
Treasury Stock, at cost - 955,160 and 951,421 shares at December 31, 2016 and June 30, 2016, respectively.	(12,545)	(12,445)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	(1,553)	1,379

Total stockholders' equity	68,839	70,454

Total liabilities and stockholders' equity	$525,600	$526,089

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

unaudited

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2016	2015	2016	2015

Interest income:
Loans	$2,894	$2,890	$5,828	$5,777
Investments and mortgage-backed securities	1,054	993	2,063	2,064
Total interest income	3,948	3,883	7,891	7,841
Interest expense:
Deposits	494	466	1,062	1,007
Borrowed funds	56	60	113	120
Total interest expense	550	526	1,175	1,127

Net interest income	3,398	3,357	6,716	6,714

Provision for loan losses	15	45	32	89

Net interest income after provision for loan losses	3,383	3,312	6,684	6,625

Noninterest income:
Service charges	794	750	1,583	1,493
Gain on sale of loans	199	66	419	156
Gain on sale of investments	-	54	79	60
Gain on sale of other real estate owned	-	27	-	27
Provision for loss on real estate owned	-	(17)	-	(41)
Income from bank owned life insurance	165	345	285	531
Other	119	128	219	194
Total noninterest income	1,277	1,353	2,585	2,420

Noninterest expense:
Compensation and employee benefits	2,307	2,122	4,487	4,282
Premises and occupancy expense	258	264	528	526
Deposit insurance premium	11	86	82	168
Advertising expense	106	95	212	186
Data processing expense	433	336	911	655
Intangible amortization	30	30	60	60
Professional fees	174	172	424	459
Other operating expenses	343	423	620	817
Total noninterest expense	3,662	3,528	7,324	7,153

Income before income taxes	998	1,137	1,945	1,892

Income tax provision	258	159	423	215

Net income	$740	$978	$1,522	$1,677

Basic earnings per share	$0.18	$0.24	$0.38	$0.40
Diluted earnings per share	$0.18	$0.24	$0.37	$0.39

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015

Net income	$740	$978	$1,522	$1,677

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available for sale securities net of taxes of $(1,561) and $(60) for the three months ended December 31, 2016 and 2015, respectively and $(1,844) and $238 for the six months ended December 31, 2016 and 2015, respectively	(2,442)	(94)	(2,884)	373

Reclassification adjustment for the net realized gain on sale of available for sale securities included in net income, net of taxes of $0 and $(21) for the three months ended December 31, 2016 and 2015, respectively and $(31) and $(23) for the six months ended December 31, 2016 and 2015, respectively	-	(33)	(48)	(37)

Comprehensive income (loss)	$(1,702)	$851	$(1,410)	$2,013

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

unaudited

	For the Six Months Ended December 31,
(In thousands)	2016	2015

Operating activities:
Net income	$1,522	$1,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212	194
Provision for loan losses	32	89
Deferred loan origination costs	(75)	31
Amortization of premium on investments	941	965
Proceeds from sale of loans	15,245	5,923
Loans disbursed for sale in the secondary market	(16,116)	(5,607)
Gain on sale of loans	(419)	(156)
Amortization of intangible asset	60	60
Amortization of acquisition-related loan yield adjustment	(64)	(85)
Gain on sale of investment securities	(79)	(60)
Provision for loss on real estate owned	-	41
Gain on sale of other real estate owned	-	(27)
Gain recognized from death benefit on bank owned life insurance	(45)	(278)
Increase in cash surrender value of life insurance	(240)	(253)
Stock-based compensation	107	141
Amortization of ESOP shares	246	258
Deferred income taxes	286	25
Effects of change in operating assets and liabilities:
Accrued interest receivable	(49)	(47)
Prepaid expenses and other assets	133	335
Accrued interest payable	(2)	(3)
Accrued expenses and other	(1,949)	(1,566)

Net cash provided by (used in) operating activities	(254)	1,657

Investing activities:
Proceeds from maturity of available for sale investment securities	530	45
Proceeds from maturity of held to maturity securities	30	27
Proceeds from sale of available for sale investment securities	6,935	11,300
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	10,755	10,684
Proceeds from sale of mortgage-backed securities available for sale	11,087	23,749
Proceeds from sale of other real estate owned	-	73
Purchases of available for sale investment securities	(11,163)	(19,421)
Purchases of held to maturity investment securities	-	(388)
Purchases of mortgage-backed securities available for sale	(10,943)	(2,352)
Proceeds from bank owned life insurance death benefit	419	988
Net increase in loans	(7,088)	(9,563)
Capital expenditures	(42)	(17)

Net cash provided by investing activities	520	15,125

Financing activities:
Net increase (decrease) in deposits	4,663	(5,451)
Repayments of Federal Home Loan Bank advances	(1,667)	-
Dividends paid to stockholders	(462)	(482)
Repurchases of common stock	(100)	(6,063)
Net increase in advances from borrowers for payment of insurance and taxes	85	148

Net cash provided by (used in) financing activities	2,519	(11,848)

Net increase in cash and cash equivalents	2,785	4,934

Cash and cash equivalents at beginning of period	28,980	18,522

Cash and cash equivalents at end of period	$31,765	$23,456

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2016, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2016.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.          EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of December 31, 2016 the ESOP owned 142,371 shares of the Company’s common stock. At June 30, 2016, the ESOP owned 173,894 shares of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For the three months and six months ended December 31, 2016 there were no outstanding options to purchase shares that were excluded from the computations of diluted earnings per share as all existing options are dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Basic weighted average outstanding shares	4,027,410	4,120,938	4,025,829	4,245,039
Effect of dilutive stock options	41,007	35,301	37,674	30,552
Diluted weighted average outstanding shares	4,068,417	4,156,239	4,063,503	4,275,591

4.          STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $44,000 and $98,000 for the three months ended December 31, 2016 and 2015, respectively. Stock-based compensation was $107,000 and $163,000 for the six months ended December 31, 2016 and 2015, respectively. No stock-based compensation awards were granted during the three and six months ended December 31, 2016 and 2015.

5.          DIVIDENDS – On August 12, 2016 and November 14, 2016 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividends, totaling $462,000, were paid during the six months ended December 31, 2016.

6.          STOCK REPURCHASE PLAN – On February 3, 2014 the Company’s board of directors approved the repurchase of up to 514,956 shares of the Company’s outstanding common stock, which represented approximately 10% of the Company’s outstanding shares as of February 3, 2014. Purchases were conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of December 31, 2014, all 514,956 shares were repurchased at a total cost of $6.0 million.

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

On November 6, 2015, United Community Bancorp entered into a Stock Repurchase Agreement with Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P. and Stilwell Partners, L.P. (collectively, the “Sellers”).  Pursuant to the Stock Repurchase Agreement, the Company purchased 318,756 shares of its common stock, $0.01 par value, from the Sellers for an aggregate purchase price of $4,781,340, or $15.00 per share.  The repurchase was funded with cash on hand and completed the 5% repurchase program mentioned above. Following the repurchase transaction, the Company had 4,201,326 shares of common stock outstanding. On April 26, 2016 the Company purchased 3,183 shares of common stock from participants in the equity incentive plan. Following the repurchase, there were 4,198,143 shares of common stock outstanding as of September 30, 2016.

On November 4, 2016, the Company’s Board of Directors approved the repurchase of up to 209,907 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of November 4, 2016. Purchases are being conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of December 31, 2016 a total of 11,992 shares have been purchased at a total cost of $193,000.

7.          SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2016	2015
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$43	$225
Interest	$1,177	$1,130

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$(2,932)	$336
Transfers of loans to other real estate owned	$—	$29

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

The estimated fair values of the Company’s financial instruments at December 31, 2016 and June 30, 2016 are as follows:

	December 31, 2016		June 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$31,765	$31,765	$28,980	$28,980
Investment securities available for sale	70,949	70,949	77,725	77,725
Investment securities held to maturity	40,620	40,622	40,763	43,201
Mortgage-backed securities	68,746	68,746	74,727	74,727
Loans receivable and loans receivable held for sale	276,406	275,007	267,921	270,595
Accrued interest receivable	1,931	1,931	1,882	1,882
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	443,548	444,427	438,885	439,834
Accrued interest payable	20	20	22	22
FHLB advances	10,333	10,424	12,000	12,322

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2016:
Mortgage-backed securities	$68,746	$—	$68,746	$—
Municipal bonds	36,314	—	36,314	—
Small Business Administration	7,118	—	7,118	—
Collateralized Mortgage Obligations	24,314	—	24,314	—
Certificates of Deposit	3,012	—	3,012	—
Other equity securities	191	191	—	—
Mortgage servicing rights	770	—	770	—

June 30, 2016
Mortgage-backed securities	$74,727	$—	$74,727	$—
Municipal bonds	34,790	—	34,790	—
Small Business Administration	7,872	—	7,872	—
Collateralized Mortgage Obligations	31,832	—	31,832	—
Certificates of Deposit	3,064	—	3,064	—
Other equity securities	167	167	—	—
Mortgage servicing rights	639	—	639	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2016:
Other real estate owned	$70	$—	$70	$—
Loans held for sale	2,073	—	2,073	—
Impaired loans	4,167	—	4,167	—

June 30, 2016:
Other real estate owned	$70	$—	$70	$—
Loans held for sale	783	—	783	—
Impaired loans	5,216	—	5,216	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2016:
Financial assets:
Cash and interest-bearing deposits	$31,765	$31,765	$—	$—
Investment securities held to maturity	40,620	—	40,620	—
Loans receivable and loans held for sale	276,406	—	276,406	—
Accrued interest receivable	1,931	—	1,931	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	443,548	—	443,548	—
Accrued interest payable	20	—	20	—
FHLB advances	10,333	—	10,333	—

June 30, 2016:
Financial assets:
Cash and interest-bearing deposits	$28,980	$28,980	$—	$—
Investment securities held to maturity	43,201	—	43,201	—
Loans receivable and loans held for sale	270,595	—	270,595	—
Accrued interest receivable	1,882	—	1,822	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	439,834	—	439,834	—
Accrued interest payable	22	—	22	—
FHLB advances	12,322	—	12,322	—

9.           INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$69,996	$50	$1,300	$68,746
Municipal bonds	37,139	262	1,087	36,314
Small Business Administration	7,219	—	101	7,118
Collateralized Mortgage Obligations	24,707	—	393	24,314
Certificates of Deposit	2,971	41	—	3,012
Other equity securities	210	—	19	191
	$142,242	$353	$2,900	$139,695

Investment securities held to maturity at December 31, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,620	$263	$261	$40,622

Investment securities available for sale at June 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$74,198	$619	$90	$74,727
Municipal bonds	33,512	1,278	—	34,790
Small Business Administration	7,651	221	—	7,872
Collateralized Mortgage Obligations	31,650	182	—	31,832
Certificates of Deposit	2,971	93	—	3,064
Other equity securities	210	—	43	167
	$150,192	$2,393	$133	$152,452

Investment securities held to maturity at June 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,763	$2,438	$—	$43,201

The mortgage-backed securities, small business administration, collateralized mortgage obligations, certificates of deposit, and municipal bonds have the following maturities at December 31, 2016:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$—	$—	$63	$63
Due or callable in 1 - 5 years	76,414	75,718	1,855	1,847
Due or callable in 5 - 10 years	44,744	43,908	3,825	3,802
Due or callable in greater than 10 years	20,874	19,878	34,877	34,910
Total debt securities	$142,032	$139,504	$40,620	$40,622

All other securities available for sale at December 31, 2016 are saleable within one year.

Gross proceeds on the sale of investments and mortgage-backed securities were $0 and $26.4 million for the three months ended December 31, 2016 and 2015, respectively. Gross proceeds on the sale of investments and mortgage-backed securities were $18.0 million and $35.0 million for the six months ended December 31, 2016 and 2015, respectively. Gross realized gains for the three month periods ended December 31, 2016 and 2015 were $0 and $287,000, respectively. Gross realized gains for the six-month periods ended December 31, 2016 and 2015 were $110,000 and $365,000, respectively. Gross realized losses for the three months periods ended December 31, 2016 and 2015 were $0 and $233,000, respectively. Gross realized losses for the six-month periods ended December 31, 2016 and 2015 were $31,000 and $305,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at December 31, 2016:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal bonds	$42,145	$1,348	$—	$—	$42,145	$1,348
Mortgage-backed securities	44,088	1,045	14,932	255	59,020	1,300
Small Business Administration	7,118	101	—	—	7,118	101
Collateralized Mortgage Obligations	24,314	393	—	—	24,314	393
Other equity securities	—	—	191	19	191	19
	$117,665	$2,887	$15,123	$274	$132,788	$3,161
Number of investments		119		8		127

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the six months ended December 31, 2016:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2016	$312	$2,522
Amortization	60	—
Balance at December 31, 2016	$252	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of December 31, 2016:

January 1, 2017 through June 30, 2017	$57
2018	117
2019	78
$252

11.          DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and six months ended December 31, 2016 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2016:	$1,259	$422	$71	$393	$2,064	$128	$20	$136	$4,493
Charge offs	(10)	(102)	—	—	(175)	—	—	—	(287)
Recoveries	7	108	—	3	244	—	—	—	362
Provision (credit)	(26)	(7)	(3)	(3)	37	(16)	—	33	15
Ending Balance:	$1,230	$421	$68	$393	$2,170	$112	$20	$169	$4,583

Allowance for Credit Losses:
Balance, July 1, 2016:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge offs	(10)	(138)	—	—	(600)	—	—	—	(748)
Recoveries	30	132	—	6	245	—	—	—	413
Provision (credit)	(25)	1	(40)	112	(52)	(20)	10	47	33
Ending Balance:	$1,230	$421	$68	$393	$2,170	$112	$20	$169	$4,583

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,230	$421	$68	$393	$2,170	$112	$20	$169	$4,583

Financing receivables:
Ending balance	$131,483	$34,725	$11,409	$15,983	$64,744	$9,870	$2,658	$10,468	$281,340

Ending Balance: individually evaluated for impairment	$2,107	$407	$436	$—	$1,168	$—	$49	$—	$4,167

Ending Balance: collectively evaluated for impairment	$124,663	$32,027	$10,808	$15,983	$63,473	$9,870	$2,609	$10,461	$269,894

Ending Balance: loans acquired at fair value	$4,713	$2,291	$165	$—	$103	$—	$—	$7	$7,279

For the year ended June 30, 2016 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124
Charge offs	(135)	(157)	—	(192)	(561)	—	—	—	(1,045)
Recoveries	86	274	27	4	223	—	—	5	619
Provision (credit)	(64)	(208)	(49)	(11)	329	128	(6)	68	187
Ending Balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885

Financing receivables:
Ending Balance	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222

Ending Balance: individually evaluated for impairment	$2,535	$398	$408	$—	$1,787	$—	$88	$—	$5,216

Ending Balance: collectively evaluated for impairment	$123,148	$32,071	$11,581	$16,032	$57,076	$8,555	$2,063	$10,313	$260,839

Ending Balance: loans acquired at fair value	$5,200	$2,549	$171	$—	$118	$—	$—	$129	$8,167

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

Credit Risk Profile by Internally Assigned Grade

At December 31, 2016

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$126,326	$33,479	$6,689	$13,900	$56,647	$7,626	$1,670	$9,698	$256,035
Watch	2,920	658	3,954	2,083	5,685	2,244	50	770	18,364
Special mention	98	181	120	—	1,157	—	—	—	1,556
Substandard	2,139	407	646	—	1,255	—	938	—	5,385
Total:	$131,483	$34,725	$11,409	$15,983	$64,744	$9,870	$2,658	$10,468	$281,340

Credit Risk Profile by Internally Assigned Grade

At June 30, 2016

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$125,089	$33,820	$7,007	$13,914	$48,886	$3,814	$1,119	$8,475	$242,124
Watch	2,545	582	4,298	2,118	5,018	4,741	54	1,967	21,323
Special mention	681	218	160	—	3,201	—	890	—	5,150
Substandard	2,568	398	695	—	1,876	—	88	—	5,625
Total:	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At December 31, 2016

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$524	$52	$377	$953	$130,530	$131,483
Consumer	133	31	36	200	34,525	34,725
One- to Four- Family Mortgage - Non-Owner Occupied	—	—	264	264	11,145	11,409
Multi-family Mortgage	—	—	—	—	15,983	15,983
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	64,744	64,744
Construction	—	—	—	—	9,870	9,870
Land	—	—	39	39	2,619	2,658
Commercial and Agricultural	—	—	—	—	10,468	10,468
Total	$657	$83	$716	$1,456	$279,884	$281,340

Age Analysis of Past Due Loans Receivable

At June 30, 2016

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$594	$552	$401	$1,547	$129,336	$130,883
Consumer	109	49	23	181	34,837	35,018
One- to Four- Family Mortgage - Non-Owner-Occupied	95	30	235	360	11,800	12,160
Multi-family Mortgage	—	—	—	—	16,032	16,032
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	58,981	58,981
Construction	—	—	—	—	8,555	8,555
Land	14	—	76	90	2,061	2,151
Commercial and Agricultural	—	—	—	—	10,442	10,442
Total	$812	$631	$735	$2,178	$272,044	$274,222

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

(in thousands)

				For the three months ended December 31, 2016		For the six months ended December 31, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$-	$-	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-	-	-
Multifamily Residential Real Estate Mortgage	-	-	-	-	-	-	-
Non-Residential Real Estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-

Impaired Loans

(in thousands)

				For the three months ended December 31, 2016		For the six months ended December 31, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$2,107	$2,480	$-	$13	$2,243	$30	$2,420
Consumer	407	710	-	1	399	2	413
One- to Four- Family Non-Owner Occupied Mortgage	436	436	-	2	422	4	475
Multifamily Residential Real Estate Mortgage	-	920	-	-	-	-	-
Non-Residential Real Estate	1,168	2,751	-	9	1,629	20	1,774
Construction	-	-	-	-	-	-	-
Land	49	57	-	-	50	-	84
Commercial and Agricultural	-	6	-	-	-	-	-
Total	$4,167	$7,360	$-	$25	$4,743	$56	$5,166

Impaired Loans

(in thousands)

				For the three months ended December 31, 2016		For the six months ended December 31, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$2,107	$2,480	$-	$13	$2,243	$30	$2,420
Consumer	407	710	-	1	399	2	413
One- to Four- Family Non-Owner Occupied Mortgage	436	436	-	2	422	4	475
Multifamily Residential Real Estate Mortgage	-	920	-	-	-	-	-
Non-Residential Real Estate	1,168	2,751	-	9	1,629	20	1,774
Construction	-	-	-	-	-	-	-
Land	49	57	-	-	50	-	84
Commercial and Agricultural	-	6	-	-	-	-	-
Total	$4,167	$7,360	$-	$25	$4,743	$56	$5,166

Impaired Loans

(in thousands)

For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment
With a related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to Four- Family Mortgage - Non-Owner Occupied	—	—	—	—	—
Multi-family Mortgage	—	—	—	—	—
Nonresidential Real Estate – commercial and office buildings	—	—	—	—	496
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$—	$—	$—	$—	$496

Impaired Loans

(in thousands)

				For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
With no related allowance recorded:
Mortgage One- to Four- Family - Owner-Occupied	$2,535	$2,973	$—	$17	$2,886
Consumer	398	726	—	1	461
One- to Four- Family Mortgage - Non-Owner Occupied	408	408	—	3	647
Multi-family Mortgage	—	920	—	—	481
Nonresidential Real Estate – commercial and office buildings	1,787	3,195	—	11	3,293
Construction	—	—	—	—	—
Land	88	95	—	—	149
Commercial and Agricultural	—	7	—	—	—
Total	$5,216	$8,324	$—	$32	$7,917

Impaired Loans

(in thousands)

				For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
Total:
Mortgage One- to Four- Family - Owner-Occupied	$2,535	$2,973	$—	$17	$2,886
Consumer	398	726	—	1	461
One- to Four- Family Mortgage - Non-Owner Occupied	408	408	—	3	647
Multi-family Mortgage	—	920	—	—	481
Nonresidential Real Estate – commercial and office buildings	1,787	3,195	—	11	3,789
Construction	—	—	—	—	—
Land	88	95	—	—	149
Commercial and Agricultural	—	7	—	—	—
Total	$5,216	$8,324	$—	$32	$8,413

The Bank did not have any investments in subprime loans at December 31, 2016. Impaired loans at December 31, 2016 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $2.9 million and a recorded investment of $2.9 million. See Note 12 for a discussion on TDRs.

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

The following tables summarize TDRs by loan type and accrual status.

	At December 31, 2016
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,456	$317	$1,773	$—	$1,773	18	$1,893
Nonresidential real estate	—	1,168	1,168	—	1,168	3	1,593
Total	$1,456	$1,485	$2,941	$—	$2,941	21	$3,486

	At June 30, 2016
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,609	$324	$1,933	$—	$1,933	19	$1,979
Multi-family residential real estate	—	—	—	—	—	—	361
Nonresidential real estate	721	1,066	1,787	—	1,787	3	3,009
Total	$2,330	$1,390	$3,720	$—	$3,720	22	$5,349

Interest income recognized on TDRs is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015

One-to-Four Family residential real estate	$14	$17	$31	$28
Multi-family residential real estate	-	9	-	20
Nonresidential real estate	7	11	18	59
Commercial	-	-	-	-
Consumer	-	-	-	-
Total	$21	$37	$49	$107

At December 31, 2016, the Bank had 21 loans totaling $2.9 million that were reported as TDRs, and had established an allowance for losses on these loans of $0. With respect to the $2.9 million in TDRs, the Bank charged-off $1.4 million at the time the loans were restructured into the Note A/B split note format. At June 30, 2016, the Bank had 22 loans totaling $3.7 million that were reported as TDRs, and had an allowance for losses on these loans of $0. With respect to the $3.7 million in TDRs, the Bank charged-off $1.4 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At December 31, 2016, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at December 31, 2016 and June 30, 2016 were generally given concessions of interest rate reductions of between 25 and 300 basis points and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At December 31, 2016 and June 30, 2016, all loans classified as TDRs required principal and interest payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2016		Six Months Ended December 31, 2016
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$3,282	22	$3,720	22
Additions to TDR	-	-	-	-
Charge-offs	(175)	-	(175)	-
Removal of TDRs	(128)	(1)	(128)	(1)
Impairment Reversal	-	-	-	-
Payments	(38)	-	(476)	-
Ending balance	$2,941	21	$2,941	21

13.        ACCUMULATED OTHER COMPREHENSIVE INCOME

Reclassification out of accumulated other comprehensive income during the three and six months ended December 31, 2016 and 2015 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,		Affected Line Item in the Consolidated Statements of
	2016	2015	2016	2015	Income
Realized gain on sale of securities	$—	$54	$79	$60	Gain on sale of investments
Less provision for income taxes	—	21	31	23	Income tax provision
Reclassification adjustment, net of taxes	$—	$33	$48	$37

14.         EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. Public business entities should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company will be evaluating the impact of this ASU over the next several years.

In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and affects the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. ASU No. 2016-10 clarifies the following two aspects of Topic 606: evaluating whether promised goods and services are separately identifiable, and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. ASU No. 2016-10 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Adoption of ASU No. 2016-10 is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and affects the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. When another party is involved in providing goods or services to a customer, ASU No. 2014-09 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The amendments in ASU No. 2016-08 are intended to improve the operability and understandability of the implementation guidance in ASU No. 2014-09 on principal versus agent considerations by offering additional guidance to be considered in making the determination. ASU No. 2016-08 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the financial statement impact of adopting the new guidance.In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and requires a lessee to recognize in the statement of financial position a liability to make lease payments ("the lease liability") and a right-of-use asset representing its right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments. A lessee shall classify a lease as a finance lease if it meets any of five listed criteria: 1) The lease transfers ownership of the underlying asset to the lessee by the end of the lease term; 2) The lease grants the lessee and option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) The lease term is for the major part of the remaining economic life of the underlying asset; 4) The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and 5) The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. For finance leases, a lessee shall recognize in the statement of comprehensive income interest on the lease liability separately from amortization of the right-of-use asset. Amortization of the right-of-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight-line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are to be applied using a modified retrospective approach, as defined, and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the financial statement impact of adopting the new guidance.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). The amendments in this update affect all entities that hold financial assets or owe financial liabilities. The update’s main provisions applicable to the Company are as follows: 1) Require equity investments with readily available fair values (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 6) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Public business entities should apply the guidance in Update 2016-01 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is generally not permitted. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the annual reporting period of adoption. We do not expect the adoption of these provisions to have a significant impact on the Company’s consolidated financial statements.

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp, referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of December 31, 2016 and June 30, 2016. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended December 31, 2016 and 2015, and had no accrued interest and penalties on the balance sheet as of December 31, 2016 and June 30, 2016. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2012.

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Balance Sheet Analysis

Total assets were $525.6 million at December 31, 2016, compared to $526.1 million at June 30, 2016. Total assets decreased during the period primarily due to a $12.9 million decrease in investment securities. This decrease was partially offset by a $7.2 million increase in loans and a $2.8 million increase in cash and cash equivalents. The investment balances decreased partially due to routine amortization and maturities during the period. There were also investment sales during the period which generated cash proceeds of $18.0 million. The proceeds from the sales were used to fund new loans and reinvested into higher yielding bonds, both of which are expected to enhance the Bank’s net interest margin as well as increase interest income in the future.

Total liabilities were $456.8 million at December 31, 2016, compared to $455.6 million at June 30, 2016. The increase was primarily due to a $4.7 million increase in deposits during the period, partially offset by a $1.7 million decrease in FHLB advances and a $2.0 million decrease in other liabilities.

Stockholders’ equity totaled $68.8 million as of December 31, 2016, which represented a decrease of $1.6 million when compared to June 30, 2016. The decrease was primarily due to a $2.9 million decrease in accumulated other comprehensive income reflecting declines in the market value of available-for-sale securities, $462,000 in dividends declared during the period, and stock repurchases totaling $193,000. These decreases were partially offset by net income of $1.5 million and $93,000 related to the exercise of stock options during the period. The decrease in accumulated other comprehensive income is the result of increasing market interest rates during the period. In connection with the preparation of the financial statements for the quarter ended December 31, 2016, management evaluated the credit quality of the investment portfolio and believes all unrealized losses to be temporary. Management has the intent and the ability to hold these securities until the value recovers or until maturity.

Loans. At December 31, 2016, one- to four- family residential loans totaled $142.9 million, or 50.9% of total gross loans at December 31, 2016, compared to $143.0 million, or 52.2% of total gross loans, at June 30, 2016.

Multi-family and nonresidential real estate loans totaled $80.7 million, or 28.7% of total loans at December 31, 2016, compared to $75.0 million, or 27.3% of total loans, at June 30, 2016.

Construction loans totaled $9.9 million, or 3.5% of total loans, at December 31, 2016, compared to $8.6 million, or 3.1% of total loans, at June 30, 2016.

Land loans totaled $2.7 million, or 0.9% of total loans at December 31, 2016, compared to $2.2 million, or 0.8% of total loans at June 30, 2016.

Commercial business loans totaled $5.0 million, or 1.8% of total loans at December 31, 2016, compared to $4.5 million, or 1.6% of total loans at June 30, 2016.

Agricultural loans totaled $5.5 million, or 1.9% of total loans at December 31, 2016, compared to $6.0 million, or 2.2% of total loans at June 30, 2016.

Consumer loans totaled $34.7 million, or 12.3% of total loans at December 31, 2016, compared to $35.0 million or 12.8% of total loans at June 30, 2016.

We continue to review the economic environment in our lending markets, including those in southwestern Ohio and Northern Kentucky, and the level of our nonperforming assets. Beginning in December 2013, we implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy. As a result, our nonresidential real estate and multi-family real estate loans have grown as a percentage of our total loan portfolio. Nevertheless, we manage these loans to prudent levels and within limits established by applicable regulatory guidance. Through OCC bulletin 2006-46, “Interagency Guidance on CRE Concentration Risk Management” and OCC bulletin 2015-51 “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending,” the OCC defines a concentration to exist in commercial real estate loans when total commercial real estate loans represent 300% or more of the institution’s Tier 1 Capital plus the ALLL. Loans included in this concentration calculation are one-to four-family residential construction loans, other construction loans and all land development and other land loans, loans secured by multi-family residential properties and loans secured by nonfarm nonresidential properties. Under this guidance, our commericial real estate loans totaled $51.9 million and $47.4 million as of December 31, 2016 and June 30, 2016, respectively, resulting in concentration ratios of 81.1% and 74.2%, respectively.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31, 2016		At June 30, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$142,892	50.9%	$143,043	52.2%
Multi-family	15,983	5.7	16,032	5.8
Construction	9,870	3.5	8,555	3.1
Nonresidential real estate	64,744	23.0	58,981	21.5
Land	2,658	0.9	2,151	0.8
Commercial business	5,004	1.8	4,476	1.6
Agricultural	5,464	1.9	5,966	2.2
Consumer:
Home equity	30,122	10.7	30,558	11.2
Auto	2,234	0.8	2,249	0.8
Share loans	968	0.3	932	0.3
Other	1,401	0.5	1,279	0.5
Total consumer loans	34,725	12.3	35,018	12.8
Total loans	$281,340	100.0%	$274,222	100.0%
Less (plus):
Deferred loan costs, net	(1,187)		(1,113)
Undisbursed portion of loans in process	3,611		3,312
Allowance for loan losses	4,583		4,885
Loans, net	$274,333		$267,138

Loan Maturity

The following table sets forth certain information at December 31, 2016 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which can significantly shorten the average life of the loan and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,417	$32,934	$101,541	$142,892
Multi-family real estate	547	3,505	11,931	15,983
Construction	3,873	367	5,630	9,870
Nonresidential real estate	6,807	19,430	38,507	64,744
Land	1,074	895	689	2,658
Commercial	1,164	2,866	974	5,004
Agricultural	1,805	1,977	1,682	5,464
Consumer	1,781	3,588	29,356	34,725
Total	$25,468	$65,562	$190,310	$281,340

The following table sets forth the dollar amount of all loans at December 31, 2016 due after December 31, 2017 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$38,012	$96,463	$134,475
Multi-family real estate	7,399	8,037	15,436
Construction	1,539	4,458	5,997
Nonresidential real estate	11,318	46,619	57,937
Land	53	1,531	1,584
Commercial	2,364	1,476	3,840
Agricultural	2,176	1,483	3,659
Consumer	2,468	30,476	32,944
Total	$65,329	$190,543	$255,872

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Total loans at beginning of period	$279,994	$269,383	$274,222	$259,419
Loans originated (1):
One- to four-family residential real estate	15,297	7,244	31,047	17,060
Multi-family residential real estate	—	—	8,645	310
Construction	2,631	3,605	5,942	3,605
Nonresidential real estate	4,472	4,488	9,117	13,763
Land	96	74	948	196
Commercial and agricultural	553	1,607	1,106	4,387
Consumer	1,691	1,805	4,494	3,313

Total loans originated	24,740	18,823	61,299	42,634
Deduct:
Loan principal repayments	14,105	14,792	38,065	25,574
Loans originated for sale	9,289	2,542	16,116	5,607

Net loan activity	1,346	1,489	7,118	11,453

Total loans at end of period	$281,340	$270,872	$281,340	$270,872

(1) Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three and Six Months Ended December 31, 2016 and 2015

Overview. Net income totaled $740,000 for the quarter ended December 31, 2016, which represented a decrease of $238,000, or 24.3%, when compared to the quarter ended December 31, 2015.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three months ended December 31, 2016 and 2015.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2016	2015	% Change	2016	2015	% Change
	(Dollars in thousands)
Interest income:
Loans	$2,894	$2,890	0.1%	$5,828	$5,777	0.9%
Investment and mortgage backed securities	1,026	986	4.1	2,007	2,052	(2.2)
Other interest-earning assets	28	7	300.0	56	12	366.7
Total interest income	3,948	3,883	1.7	7,891	7,841	0.6

Interest expense:
NOW and money market deposit accounts	84	40	110.0%	233	146	59.6%
Passbook accounts	74	73	1.4	150	148	1.4
Certificates of deposit	336	353	(4.8)	679	713	(4.8)
Total interest-bearing deposits	494	466	6.0	1,062	1,007	5.5
FHLB advances	56	60	(6.7)	113	120	(5.8)
Total interest expense	550	526	4.6	1,175	1,127	4.3
Net interest income	$3,398	$3,357	1.2	$6,716	6,714	0.0

Net interest income totaled $3.4 million for the quarter ended December 31, 2016, which represents an increase of $41,000, or 1.2%, when compared to the quarter ended December 31, 2015. The growth in the Company’s core business was the result of an increase in interest income of $65,000 partially offset by an increase in interest expense of $24,000. Interest income increased due to a $10.2 million increase in the average balance of loans, a $1.1 million increase in the average balance of investments, and an increase in the average rate earned on investment securities from 2.15% in the prior year quarter to 2.22% in the current year quarter. The increase in loan balances is primarily the result of the execution of our continued controlled growth strategy in mortgage and commercial lending. These increases were partially offset by a decrease in the average rate earned on loans from 4.38% in the prior year quarter to 4.23% in the current year quarter. Interest expense increased due to a $13.3 million increase in the average balance of deposits and an increase in the average rate paid on deposits from 0.43% in the prior year quarter to 0.45% in the current year quarter.

Net interest income totaled $6.7 million for the six months ended December 31, 2016, which represents an increase of $2,000, or 0.03%, when compared to the six months ended December 31, 2015. The growth in the Company’s core business was due to a $50,000 increase in interest income, partially offset by a $48,000 increase in interest expense. Interest income increased primarily due to an $11.1 million increase in the average balance of loans and an increase in the average rate earned on investment securities from 2.13% in the prior year period to 2.14% in the current year period. These increases were partially offset by a decrease in the average rate earned on loans from 4.43% in the prior year period to 4.29% in the current year period and a $5.6 million decrease in the average balance of investment securities. Interest expense increased primarily as a result of a $12.8 million increase in the average balance of deposits and an increase in the average rate paid on deposits from 0.47% in the prior year period to 0.48% in the current year period.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2016 and 2015. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended December 31,						Six Months Ended December 31,
	2016			2015			2016			2015
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$273,864	$2,894	4.23%	$263,697	$2,890	4.38%	$271,895	$5,828	4.29%	$260,791	$5,777	4.43%
Investment and mortgage backed securities	184,640	1,026	2.22	183,531	986	2.15	187,357	2,007	2.14	192,975	2,052	2.13
Other interest-earning assets	30,130	28	0.37	30,512	7	0.09	31,123	56	0.36	23,082	12	0.11
	488,634	3,948	3.23	477,740	3,883	3.25	490,375	7,891	3.22	476,848	7,841	3.29
Noninterest-earning assets	38,563			36,729			37,993			39,663
Total assets	$527,197			$514,469			$528,368			$516,511

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	189,638	84	0.18	171,657	40	0.09	188,127	233	0.25	169,502	146	0.17
Passbook accounts (1)	114,699	74	0.26	109,751	73	0.27	115,368	150	0.26	110,783	148	0.27
Certificates of deposit (1)	138,984	336	0.97	148,631	353	0.95	139,866	679	0.97	150,227	713	0.95
Total interest-bearing deposits	443,321	494	0.45	430,039	466	0.43	443,361	1,062	0.48	430,512	1,007	0.47
FHLB advances	10,750	56	2.08	13,000	60	1.85	11,286	113	2.00	13,000	120	3.69
Total interest-bearing liabilities	454,071	550	0.48	443,039	526	0.47	454,647	1,175	0.52	443,512	1,127	0.56
Noninterest bearing liabilities, commitments and contingencies	3,272			7,002			3,557			5,545
Total liabilities, commitments and contingencies	457,343			450,041			428,204			449,057
Stockholders' equity	69,854			64,428			70,164			67,454
Total liabilities and stockholders' equity	$527,197			$514,469			$528,368			$516,511
Net interest income		$3,398			$3,357			$6,716			$6,714
Interest rate spread			2.75%			2.78%			2.70%			2.73%
Net interest margin (annualized)			2.78%			2.81%			2.74%			2.82%
Average interest-earning assets to average interest-bearing liabilities			107.61%			107.83%			107.86%			107.52%

Provision for Loan Losses. The provision for loan losses was $15,000 for the quarter ended December 31, 2016, which represents a decrease of $30,000 compared to the quarter ended December 31, 2015. The provision for loan losses was $32,000 for the six months ended December 31, 2016, a $57,000 decrease compared to the prior year period

Nonperforming assets as a percentage of total assets decreased from 0.56% at June 30, 2016 to 0.53% at December 31, 2016 reflecting management’s continuing efforts to reduce nonperforming assets. Nonperforming loans as a percentage of total loans decreased from 1.05% at June 30, 2016 to 0.96% at December 31, 2016.

Noninterest Income. The following table summarizes other income for the three and six months ended December 31, 2016 and 2015.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2016	2015	% Change	2016	2015	% Change
	(Dollars in thousands)

Service charges	$794	$750	5.9%	$1,583	$1,493	6.0%
Gain on sale of loans	199	66	201.5	419	156	168.6
Gain on sale of investments	—	54	(100.0)	79	60	31.7
Gain on sale of other real estate owned	—	27	(100.0)	—	27	(100.0)
Write down of other real estate owned	—	(17)	(100.0)	—	(41)	(100.0)
Income from Bank Owned Life Insurance	165	345	(52.2)	285	531	(46.3)
Other	119	128	(7.0)	219	194	12.9
Total	$1,277	$1,353	(5.6)	$2,585	$2,420	6.8

Noninterest income totaled $1.3 million for the quarter ended December 31, 2016, which represents a decrease of $76,000, or 5.6%, when compared to the prior year quarter. The decrease was primarily due to the receipt of Bank-Owned Life Insurance proceeds in the prior year quarter due to the death of a director, which resulted in a gain of $220,000. Bank-Owned Life Insurance proceeds were also received in the current year quarter due to the death of a former director, which resulted in a gain of $45,000. The decrease was partially offset by an increase in mortgage sales volume, which resulted in a $133,000 increase in gain on the sale of mortgage loans.

Noninterest income totaled $2.6 million for the six months ended December 31, 2016, which represents an increase of $165,000, or 6.8%, compared to the prior year period. The increase was primarily due to a $263,000 increase in gain on the sale of mortgage loans, resulting from increased sales volume. In addition, service charges on deposit accounts increased by $90,000 in the current year period as compared to the prior year period. These increases were partially offset by a $246,000 reduction in Bank-Owned Life Insurance income, which was primarily due to the aforementioned death benefit payments received in the prior year period, which resulted in gains of $278,000 as compared to $45,000 in the current year period.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and six months ended December 31, 2016 and 2015.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2016	2015	% Change	2016	2015	% Change
	(Dollars in thousands)

Compensation and employee benefits	$2,307	$2,122	8.7%	$4,487	$4,282	4.8%
Premises and occupancy expense	258	264	(2.3)	528	526	0.4
Deposit insurance premium	11	86	(87.2)	82	168	(51.2)
Advertising expense	106	95	11.6	212	186	14.0
Data processing expense	433	336	28.9	911	655	39.1
Intangible amortization	30	30	0.0	60	60	0.0
Professional fees	174	172	1.2	424	459	(7.6)
Other operating expenses	343	423	(18.9)	620	817	(24.1)
Total	$3,662	$3,528	3.8	$7,324	$7,153	2.4

Noninterest expense totaled $3.7 million for the quarter ended December 31, 2016, which represents an increase of $134,000, or 3.8%, when compared to the prior year quarter. The increase was primarily due to an increase in compensation expense of $185,000, which was the result of the accrual of a $196,000 separation payment to be made in connection with the departure of the Company’s former Chief Financial Officer. This increase was partially offset by a $75,000 decrease in FDIC insurance expense, which is the result of a change to the FDIC insurance assessment rate, and an $80,000 decrease in other noninterest expenses. Other noninterest expenses decreased primarily as a result of a $53,000 decrease in loan closing costs associated with a closing cost promotion. Prior to July 1, 2016, the Company charged certain loan closing costs immediately to expense. Pursuant to ASC 310-20, the Company is deferring a portion of these closing costs associated with new loans and amortizing those costs over the life of the loan.

Noninterest expense totaled $7.3 million for the six months ended December 31, 2016, which represented an increase of $171,000, or 2.4%, compared to the prior year period. The increase in noninterest expense was primarily the result of an increase of $256,000 in data processing expense and a $205,000 increase in compensation expense. The increase in data processing expense is the result of the expiration of temporary monthly credits, and an increase in fraud prevention services which serve to protect the Bank and its customers. The increase in compensation expense is primarily the result of the accrual of a $196,000 separation payment to be made in connection with the departure of the Company’s former Chief Financial Officer. These increases were partially offset by an $86,000 decrease in FDIC insurance expense, which is the result of a change to the FDIC insurance assessment rate and a $197,000 decrease in other noninterest expenses. Other noninterest expenses decreased primarily as a result of a $139,000 decrease in loan closing costs associated with a closing cost promotion. Prior to July 1, 2016, the Company charged certain loan closing costs immediately to expense. Pursuant to ASC 310-20, the Company is deferring a portion of these closing costs associated with new loans and amortizing those costs over the life of the loan.

Income Taxes. The provision for income taxes totaled $258,000 for the quarter ended December 31, 2016, which represents an increase of $99,000 when compared to the prior year quarter. The increase was primarily due to a provision of $125,000 related to the expiration of stock options granted in 2006. This increase was partially offset by a decrease in income before taxes during the period.

The provision for income taxes totaled $423,000 for the six months ended December 31, 2016, which represented an increase of $208,000 when compared to the prior year period. The increase was primarily due to a provision of $125,000 related to the expiration of stock options granted in 2006 as well as an increase in income before taxes during the period.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at December 31, 2016 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At December 31, 2016, 21 loans were considered to be TDRs (with a recorded investment of $2.9 million) of which seven loans (with a recorded investment of $1.5 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	At December 31, 2016	At June 30, 2016
Nonaccrual loans:
One- to four-family residential real estate	$770	$1,011
Nonresidential real estate and land	407	88
Consumer	49	398
Total nonaccrual loans	1,226	1,497
One- to four-family residential real estate	317	324
Nonresidential real estate and land	1,168	1,066
Total nonaccrual restructured loans	1,485	1,390
Total nonperforming loans	2,711	2,887
Real estate owned	70	70
Total nonperforming assets	$2,781	$2,957
Accruing restructured loans	1,456	2,330
Accruing restructured loans and nonperforming assets	$4,237	$5,287
Total nonperforming loans to total loans	0.96%	1.05%
Total nonperforming loans to total assets	0.52	0.55
Total nonperforming assets to total assets	0.53	0.56

Interest income that would have been recorded for the three and six months ended December 31, 2016 had nonaccruing loans been current according to their original terms was $60,000, and $139,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $9,000 for both the three and six month periods ended December 31, 2016.

Nonperforming assets as a percentage of total assets decreased from 1.08% at December 31, 2015 to 0.53% at December 31, 2016. Nonperforming assets as a percentage of total assets decreased from 0.56% at June 30, 2016 to 0.53% at December 31, 2016. Beginning with the disclosure in the Company’s Form 10-Q for the quarter ended March 31, 2011, the Company included “Loan Relationship” narratives regarding its five largest nonaccrual (nonperforming) loans and loans having the five largest charge-offs, all of which were commercial real estate loans. As of March 31, 2011, the amount of all nonaccrual (nonperforming) loans totaled $19.5 million, and the amount of all accruing TDR loans totaled $7.0 million. As of December 31, 2016, the amount of all nonaccrual (nonperforming) loans decreased to $2.7 million and the amount of all accruing TDR loans decreased to $1.5 million.

Because of the decrease in all of the nonaccrual (nonperforming) loans and all of the accruing TDR loans over the last five years, the Loan Relationship narratives since December 31, 2015 have focused on commercial Loan Relationships with the following loans:

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

At December 31, 2016:

•	The largest commercial real estate nonaccrual loans having a carrying value of at least $250,000 are related to loans in Loan Relationships M & O. There are a total of three loans in these two Loan Relationships.
•	The largest commercial real estate loan charge-offs of at least $250,000 are related to loans in Loan Relationships F, H, M, and O. There are a total of 10 loans in these four Loan Relationships.
•	There are no accruing TDRs having a carrying value of at least $250,000.

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

•	Loan Relationship F. At December 31, 2016 and June 30, 2016, Loan Relationship F was comprised of two loans, a Note A loan (Loan F-1) and a Note B loan, having an aggregate carrying value of $409,000 and $414,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. Loan F-1 is not included in any nonaccrual table because in the September 30, 2011 quarter, Loan F-1 was put on accrual because of sufficient payment history. At December 31, 2016 and June 30, 2016, Loan F-1 was classified as “Multi-family real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan F-1was no longer reported as a TDR, or classified as substandard, because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loan indicated that the loan to value ratio of the loan complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loan from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. Loan F-1 was performing in accordance with its terms at December 31, 2016. A more detailed history of Loan Relationship F follows.

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

•	Loan Relationship H. At December 31, 2016 and June 30, 2016, Loan Relationship H was comprised of three loans having an aggregate carrying value of $880,000 and $901,000, respectively. At December 31, 2016 and June 30, 2016, two of the loans, a Note A loan (Loan H-1) and a Note B loan, had an aggregate carrying value of $688,000 and $696,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family rental dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. Loan H-1 is not included in any nonaccrual table because in the June 30, 2013 quarter, Loan H-1 was put on accrual because of sufficient payment history. At December 31, 2016 and June 30, 2016, Loan H-1 was classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan H-1 was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At December 31, 2016 and June 30, 2016, the balance of Loan H-2 was $192,000 and $206,000, respectively. Loan H-2 is secured by a first lien on the single-family owner occupied dwelling on 11.36 acres mentioned above. The borrowers are a husband and wife who are the principals in the limited liability company mentioned above. At December 31, 2016 and June 30, 2016, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table.

At December 31, 2016, Loan H-1 and Loan H-2 were performing in accordance with their terms. A more detailed history of the Note A loan (Loan H-1) and the Note B loan follows.

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

•	Loan Relationship M. At December 31, 2016 and June 30, 2016, Loan Relationship M was comprised of two loans having an aggregate carrying value of $624,000 and $1.1 million, respectively. At December 31, 2016 and June 30, 2016, Loan M-1 had an aggregate carrying value of $185,000 and $571,000, respectively. At December 31, 2016 and June 30, 2016, Loan M-2 had an aggregate carrying value of $439,000 and $495,000, respectively. Originally Loans M-1 and M-2 were both secured by the two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as had, originally, the father and stepmother of one of the co-borrowers. At December 31, 2016 and June 30, 2016, Loans M-1 and M-2 are included in the table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. During the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year beginning in 2015. The maturity date for these loans is now October 1, 2018. Loans M-1 and M-2 were performing in accordance with their restructured terms at December 31, 2016. A more detailed history of Loan Relationship M follows.

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

During the June 30, 2016 quarter, the borrowers entered into a purchase agreement to sell the golf course that was not opened. As part of this purchase, the Bank agreed to release the nonoperational golf course, the 25 acre tract of land, and the co-borrower who was the father of one of the principals. In connection with the transaction, the Bank secured the first mortgage, instead of a second mortgage, on the principal residence of two of the individual co-borrowers. However, based on this purchase agreement, the Bank determined that an additional impairment of $210,000 was needed for this loan relationship, and an additional charge-off of $105,000 was established for each of the two loans in the loan relationship through a charge-off to the general allowance. The nonoperational golf course was sold subsequent to the end of the June 30, 2016 quarter. After the sale and subsequent reduction of the principal balance of Loan M-1, the Bank determined that no further impairment was needed. Also, subsequent to the June 30, 2016 quarter, the Bank entered into an amended forbearance agreement with the borrower and co-borrowers, reflecting the reduced principal balances for Loans M-1 and M-2. The maturity date for these loans remained at October 1, 2018. The Bank will monitor the cash flow of the remaining golf course each quarter and determine if any further impairment is necessary. For the December 31, 2016 quarter, the impairment analysis showed that no further impairment is necessary.

•	Loan Relationship O. At December 31, 2016 and June 30, 2016, this Loan Relationship consisted of two loans and three loans, having an aggregate carrying value of $543,000 and $1.6 million, respectively. At December 31, 2016 and June 30, 2016, two of the loans, a Note A loan (Loan O-1) and a Note B loan, had an aggregate carrying value of $543,000 and $721,000, respectively. Loan O-1 is secured by a first lien on a nonresidential retail strip center. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At December 31, 2016 and June 30, 2016, Loan O-1 is included in the table as “Nonaccrual, Nonresidential Real Estate” and “Accruing Restructured Loans”, respectively. At December 31, 2016, and June 30, 2016, Loan O-1 was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. As of September 30, 2011, Loan O-1 was put on accrual because of its sufficient payment history, but was still considered a TDR and thus continued to be classified as substandard. However, after the December 31, 2016 quarterly impairment analysis was completed, an impairment of $175,000 was needed, and an impairment in the amount of $175,000 was established through a charge-off to the general allowance. Therefore, this loan was put back on nonaccrual and remained classified as substandard and continued to be reported as a TDR. At December 31, 2016 and June 30, 2016, the balance of Loan O-2 was $0 and $890,000, respectively. In the December 31, 2016 quarter, Loan O-2 was paid in full with no loss experienced by the Bank. Loan O-2 was secured by a nonresidential, eight bay, retail strip center. Loan O-2 is not included in the table as “Accruing Restructured Loans” at December 31, 2016 (because it was paid in full), and June 30, 2016. At December 31, 2016, Loan O-2 was not included in the “Credit Risk Profile by Internally Assigned Grade” table because it was paid in full. At June 30, 2016, Loan O-2 was classified as “Nonresidential Real Estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. This loan was originated in December 2004, for the purchase of the land (which was an Other Real Estate Owned property of the Bank) and the construction of the eight bay, retail strip center. The original loan amount was $1,080,000 at a market rate of interest, based on a 3/3 ARM, for a 30 year term. In August 2013, the original loan was refinanced for $965,000, at a market rate of interest, based on a 5/1 ARM, for a 22 year term. The borrower, for the original loan and the refinanced loan, is a limited liability company and the four co-borrowers are the principals of the limited liability company. Three of the spouses of the four co-borrowers are also signed on the loan. Two of the co-borrowers of the Loan O-2 were principals of the limited liability company for Loan O-1 described above. At December 31, 2016, Loan O-1 was performing in accordance with its restructured terms. A more detailed history of the Note A loan (Loan O-1) and the Note B loan follows.

In June 2006, Loan O-1 was originated and comprised of one loan for $1.1 million. In the June 2010 quarter, the co-borrowers approached the Bank and advised that the anchor tenant was vacating the retail strip center. Independent appraisals were ordered and received, and reflected the value of the property had decreased to a value of $900,000 from the value of $1.4 million in June 2006. A specific valuation allowance was established for $360,000 to reduce the net carrying value down to $720,000, or 80% loan to value. In the March 2011 quarter, the co-borrowers again approached the Bank and advised that even though they had been able to replace the anchor tenant, the lease amount that they were receiving was 20% less than the previous tenant. A new appraisal was ordered and received in the March 2011 quarter, and reflected the value of the property had decreased to a value of $828,000 from the value of $900,000 in June 2010. The Bank reviewed the present value of future cash flow of this property and the one loan was restructured using the Note A/B split note strategy. Based on the present value of future cash flow of the property, the Note A loan (Loan O-1) was for $810,000, with a below market rate of interest of 2%, for a 30 year term, and a two year balloon payment. The carrying value of the Loan O-1 continued on nonaccrual and a classification of substandard, but was also reported as a TDR. The Note B loan was for $360,000 (inclusive of the $360,000 specific valuation allowance established in June 2010) and was charged-off. In September 2011, because there were six consecutive payments made and the cash flow of the property from updated financial information indicated that the debt service coverage ratio was adequate, the loan was placed on accrual. However, because of the below market interest rate, an impairment of $28,750 was established. During the March 2013 quarter, the balloon payment from the March 2011 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated March 2013 showed a value of $825,000, a decrease of $3,000 from the value of $828,000 in the March 2011 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The loan amount for the Note A loan (Loan O-1) was decreased to $761,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 30 year term, and a three year balloon payment. This loan was placed on accrual (because of its sufficient payment history). However, the classification remained substandard and the loan was still reported as a TDR. Also, because this loan now had a market rate of interest, the impairment amount of $28,750 was removed. The Note B loan was for $376,000 (inclusive of the $366,000 charge-off from March 2011) and was charged-off. During the March 31, 2016 quarter, the balloon payment from the March 2013 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated February 2016 showed a value of $870,000, an increase of $45,000 from the value of $825,000 in the March 2013 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having a one year balloon payment. The loan amount for the Note A loan (Loan O-1) had decreased to $723,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 27 year term, and a one year balloon payment. This loan was placed on accrual because of its sufficient payment history. However, the classification remained substandard and the loan was still reported as TDR. There was no increase in the principal balance ($376,000) of the Note B loan from that loan’s prior restructuring in March 2013, and therefore, the charge-off amount ($376,000) remained the same as in March 2013. The interest rate remained at 0%, as the loan had been charged-off.

•	Loan Relationship Q. At December 31, 2016 and June 30, 2016, Loan Relationship was comprised of one loan, having a carrying value of $0 and $1.2 million, respectively, as the loan was paid off during the December 31, 2016 quarter, with a recovery of $242,000. This loan was secured by two mobile home parks located in southeastern Indiana. The borrowers were two limited liability corporate entities, with four principals (one of whom has passed) of each entity, with each principal signing individually as a co-borrower. At December 31, 2016, the Loan Q carrying value was not included in the table for “Nonaccrual, Nonresidential Real Estate”, as this loan was paid off during the December 31, 2016 quarter, and at June 30, 2016, the carrying value of Loan Q was not included in the table for “Nonaccrual, Nonresidential Real Estate”. In the “Credit Risk Profile by Internally Assigned Grade” table, Loan Q was not classified at December 31, 2016, as this loan was paid off during the December 31, 2016, quarter, and had been classified as a special mention at June 30, 2016.

A more detailed history of Loan Relationship Q follows.

Loan Q originated in July 2004 and the loan had always performed in accordance with its original terms. However, during the September 2016 quarter, the Bank received updated financial information and performed an impairment analysis based on the cash flow of the two mobile home parks. Based on this analysis, it was determined that the two mobile home parks could not support the $1.15 million loan balance. Based on the impairment analysis, the Bank established an impairment in the amount of $425,000 through a charge-off to the general allowance. The Bank also ordered appraisals on the two properties, which were received subsequent to the end of the September 30, 2016 quarter. The co-borrowers refinanced these properties with another financial institution in the December 31, 2016 quarter. Loan Relationship Q will not be included in the loan narratives going forward.

The following table summarizes customer balances of all Note A/B format loans at December 31, 2016:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$86	$20	$106	1	1
Nonresidential real estate (1)	898	482	1,380	2	2
Multi-family residential real estate	1,097	920	2,017	2	2
Total (2)	$2,081	$1,422	$3,503	5	5

(1)	During the quarter ended 12/31/2016, an impairment of $175,000 was established through a charge-off to the general allowance for one loan which is reflected in the Nonresidential real estate Note A balance.

(2)	Included in this total are an aggregate of $1.8 million comprised of Note A loans and $1.3 million comprised of Note B loans that are included in the discussion of Loan Relationships F, H and O.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At December 31, 2016
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,456	$317	$1,773	$—	$1,773	18	$1,893
Nonresidential real estate	—	1,168	1,168	—	1,168	3	1,593
Total	$1,456	$1,485	$2,941	$—	$2,941	21	$3,486

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2016		Six Months Ended December 31, 2016
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$3,282	22	$3,720	22
Additions to TDR	-	-	-	-
Charge-offs	(175)	-	(175)	-
Removal of TDRs	(128)	(1)	(128)	(1)
Impairment Reversal	-	-	-	-
Payments	(38)	-	(476)	-
Ending balance	$2,941	21	$2,941	21

Loans that were included in TDRs at December 31, 2016 and June 30, 2016 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At December 31, 2016 and June 30, 2016, all loans classified as TDRs required principal and interest payments.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At December 31,
	2016	2015
	(In thousands)

Special mention assets	$1,556	$3,515
Substandard assets	5,385	9,234
Total classified assets	$6,941	$12,749

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at December 31, 2016 and at June 30, 2016.

At December 31, 2016:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$126,326	$33,479	$6,689	$13,900	$56,647	$7,626	$1,670	$9,698	$256,035
Watch	2,920	658	3,954	2,083	5,685	2,244	50	770	18,364
Special mention	98	181	120	-	1,157	-	-	-	1,556
Substandard	2,139	407	646	-	1,255	-	938	-	5,385
Total	$131,483	$34,725	$11,409	$15,983	$64,744	$9,870	$2,658	$10,468	$281,340

At June 30, 2016:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$125,089	$33,820	$7,007	$13,914	$48,886	$3,814	$1,119	$8,475	$242,124
Watch	2,545	582	4,298	2,118	5,018	4,741	54	1,967	21,323
Special mention	681	218	160	-	3,201	-	890	-	5,150
Substandard	2,568	398	695	-	1,876	-	88	-	5,625
Total	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At December 31, 2016		At June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$524	$52	$594	$552
Consumer	133	31	109	49
One- to four-family mortgage – nonowner-occupied	—	—	95	30
Multi-family mortgage	—	—	—	—
Nonresidential real estate mortgage – commercial and office buildings	—	—	—	—
Construction	—	—	—	—
Land	—	—	14	—
Commercial and agricultural	—	—	—	—
Total	$657	$83	$812	$631

The following table illustrates the changes to the allowance for loan losses for the three and six months ended December 31, 2016:

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- family Non- owner Occupied Mortgage	Multi- family Non- owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2016:	$1,259	$422	$71	$393	$2,064	$128	$20	$136	$4,493
Charge offs	(10)	(102)	—	—	(175)	—	—	—	(287)
Recoveries	7	108	—	3	244	—	—	—	362
Provision (credit)	(26)	(7)	(3)	(3)	37	(16)	—	33	15
Ending Balance:	$1,230	$421	$68	$393	$2,170	$112	$20	$169	$4,583

Allowance for Credit Losses:
Balance, July 1, 2016:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge offs	(10)	(138)	—	—	(600)	—	—	—	(748)
Recoveries	30	132	—	6	245	—	—	—	413
Provision (credit)	(25)	1	(40)	112	(52)	(20)	10	47	33
Ending Balance:	$1,230	$421	$68	$393	$2,170	$112	$20	$169	$4,583

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,230	$421	$68	$393	$2,170	$112	$20	$169	$4,583

Financing receivables:
Ending balance	$131,483	$34,725	$11,409	$15,983	$64,744	$9,870	$2,658	$10,468	$281,340

Ending Balance: individually evaluated for impairment	$2,107	$407	$436	$—	$1,168	$—	$49	$—	$4,167

Ending Balance: collectively evaluated for impairment	$124,663	$32,027	$10,808	$15,983	$63,473	$9,870	$2,609	$10,461	$269,894

Ending Balance: loans acquired at fair value	$4,713	$2,291	$165	$—	$103	$—	$—	$7	$7,279

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At December 31,			At June 30,
	2016			2016
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,298	28.3%	50.9%	$1,343	27.5%	52.2%
Multi-family real estate	393	8.6	5.7	275	5.6	5.8
Nonresidential real estate	2,170	47.4	23.0	2,577	52.8	21.5
Land	20	0.4	0.9	10	0.2	0.8
Agricultural	117	2.6	1.9	95	1.9	2.2
Commercial	52	1.1	1.8	27	0.6	1.6
Consumer	421	9.2	12.3	426	8.7	12.8
Construction	112	2.4	3.5	132	2.7	3.1
Total allowance for loan losses	$4,583	100.0%	100.0%	$4,885	100.0%	100.0%
Total loans	$281,340			$274,222

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $31.8 million at December 31, 2016 and $29.0 million at June 30, 2016. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $26.2 million at December 31, 2016. Total securities classified as available-for-sale were $139.7 million at December 31, 2016.

In addition, at Decmber 31, 2016, we had the ability to borrow a total of approximately $63.0 million from the Federal Home Loan Bank of Indianapolis.

At December 31, 2016, we had $50.9 million in loan commitments outstanding, consisting of $6.6 million in mortgage loan commitments, $26.0 million in unused home equity lines of credit, $6.6 million in commercial lines of credit and $11.7 million in other loan commitments. Certificates of deposit due within one year of December 31, 2016 totaled $78.7 million. This represented 56.6% of certificates of deposit at December 31, 2016. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us either by rolling the certificates into new maturities or by allowing the funds to be placed into checking or savings accounts. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including several risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2016.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2016:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016 (unaudited)	(dollars in thousands)
Common equity tier 1 risk-based capital	$59,353	20.95%	$12,751	4.5%	$18,417	6.5%
Tier 1 risk-based capital	59,353	20.95	17,001	6.0	22,668	8.0
Total risk-based capital	62,913	22.20	22,668	8.0	28,335	10.0
Tier 1 leverage	59,353	11.34	20,929	4.0	26,161	5.0

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

For the three and six months ended December 31, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2016. The main components of market risk for the Company are interest rate risk and liquidity risk. We manage the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts generally react more quickly to changes in market interest rates than loans due to the volume of non-maturing deposits in combination with shorter maturities of deposits. As a result, sharp and sustained increases in interest rates may adversely affect our earnings while decreases in interest may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have simulated our earnings and our economic value of equity under a variety of interest rate scenarios in order to quantify an estimate of the effect of various rising rate and declining rate scenarios. These simulations are performed quarterly and involve a detailed review of all loans and deposits at the account level. Critical assumptions including loan prepayment expectations, deposit decay rates and repricing beta factors were derived from historical studies and in some cases may be adjusted based upon management’s expectations involving customer behavior, the competitive and economic environments and other factors. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally, selling in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one-to four-family residential real estate loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

We use an economic value of equity analysis prepared by a consulting firm to review our level of long-term interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents an estimate of the market value of portolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items, where appropriate. These analyses assess the risk of loss in market risk-sensivite instruments in the event of a sustained 100 to 400 basis increase or a 100 basis point decrease in market interest rates with no effect given to steps that we might take to counter the effects of that interest rate movement. Due to the overall low level of interest rates, an analysis of decreasing market interest rates of more than 100 basis points is not performed.

The following table presents the change in our net economic value of equity at September 30, 2016, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$72,550	$(11,271)	(13.45)%	15.65%
300	78,376	(5,445)	(6.50)%	16.35%
200	82,375	(1,446)	(1.73)%	16.56%
100	85,565	1744	2.08%	16.57%
0	83,821	—	—%	15.73%
(100)	78,224	(5,597)	(6.68)%	14.30%

The model uses various assumptions in assessing interest rate risk. The most critical assumptions in the model relate to loan prepayment speeds, deposit decay rates and deposit repricing beta factors. As with any method of measuring interest rate risk involving forecasting, certain shortcomings are inherent in the calculations. Borrower and depositor behavior in the future is unknown. Historical data has been compiled, where available, to allow the Company to see the impact of customer behavior in prior interest rate cycles. However, the future behavior is inherently unknown. For example, although certain assets and liabilities may have similar maturities or repricing dates, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, increasing or decreasing interest rates could have a significant impact on the prepayment speeds of our earning assets that in turn could affect the rate sensitivity position. When market interest rates increase, prepayments tend to slow. When market interest rates decrease, prepayments tend to rise. While the Company believes the assumptions used in the model to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security or loan prepayment activity.

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

During the quarterly period ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2016, repurchases of the Company’s common stock were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2016	—	$—	—	—
November 1 to November 30, 2016	2,909	$15.973	2,909	206,998
December 1 to December 31, 2016	9,083	$16.105	9,083	197,915
Total	11,992	$16.073	11,992

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date:	February 10, 2017	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date:	February 10, 2017	By:	/s/ David Z. Rosen
David Z. Rosen
Chief Financial Officer

