Form 10-Q
period 2017-03-31
United Community Bancorp
filed 2017-05-15
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer ☐
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No  ☒

As of May 9, 2017, there were 4,203,972 shares of the registrant’s common stock issued and outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	unaudited
(In thousands, except share amounts)	3/31/2017	June 30, 2016
Assets

Cash and due from banks	$2,059	$2,253
Interest-earning deposits in other financial institutions	33,476	26,727
Cash and cash equivalents	35,535	28,980

Investment securities:
Securities available for sale - at estimated market value	80,216	77,725
Securities held to maturity - at amortized cost	40,531	40,763
Mortgage-backed securities available for sale - at estimated market value	70,931	74,727
Investment securities	191,678	193,215

Loans receivable, net	280,434	267,138
Loans available for sale	995	783

Property and equipment, net	6,655	6,877
Federal Home Loan Bank stock, at cost	3,527	3,527
Accrued interest receivable:
Loans	866	872
Investments and mortgage-backed securities	1,016	1,010
Other real estate owned, net	15	70
Cash surrender value of life insurance policies	17,224	17,241
Deferred income taxes	3,578	2,073
Prepaid expenses and other assets	1,319	1,469
Goodwill	2,522	2,522
Intangible asset	222	312
Total assets	$545,586	$526,089

Liabilities and Stockholders' Equity

Deposits	$463,302	$438,885
Advances from FHLB	8,833	12,000
Accrued interest on deposits	12	12
Accrued interest on FHLB advance	9	10
Advances from borrowers for payment of insurance and taxes	782	608
Accrued expenses and other liabilities	2,659	4,120
Total liabilities	475,597	455,635

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at March 31, 2017 and June 30, 2016; 4,204,910 and 4,198,143 shares outstanding at March 31, 2017 and June 30, 2016, respectively.	51	51

Additional paid-in capital	51,561	51,320
Retained earnings	34,231	32,484
Less shares purchased for stock plans	(2,087)	(2,335)
Treasury Stock, at cost - 944,654 and 951,421 shares at March 31, 2017 and June 30, 2016, respectively.	(12,402)	(12,445)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	(1,365)	1,379

Total stockholders' equity	69,989	70,454

Total liabilities and stockholders' equity	$545,586	$526,089

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

unaudited

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2017	2016	2017	2016

Interest income:
Loans	$2,960	$2,878	$8,788	$8,655
Investments and mortgage-backed securities	1,123	1,013	3,186	3,077
Total interest income	4,083	3,891	11,974	11,732
Interest expense:
Deposits	484	472	1,546	1,479
Borrowed funds	49	58	162	178
Total interest expense	533	530	1,708	1,657

Net interest income	3,550	3,361	10,266	10,075

Provision for loan losses	11	52	43	141

Net interest income after provision for loan losses	3,539	3,309	10,223	9,934

Noninterest income:
Service charges	739	719	2,322	2,212
Gain on sale of loans	130	63	549	219
Gain on sale of investments	-	64	79	124
Gain (loss) on sale of other real estate owned	(13)	-	(13)	27
Provision for loss on real estate owned	-	(19)	-	(60)
Income from bank owned life insurance	117	122	402	653
Other	62	172	281	366
Total noninterest income	1,035	1,121	3,620	3,541

Noninterest expense:
Compensation and employee benefits	2,145	1,972	6,632	6,254
Premises and occupancy expense	251	298	779	824
Deposit insurance premium	41	68	123	236
Advertising expense	83	76	295	262
Data processing expense	451	348	1,362	1,003
Intangible amortization	30	30	90	90
Professional fees	90	128	514	587
Other operating expenses	326	310	946	1,127
Total noninterest expense	3,417	3,230	10,741	10,383

Income before income taxes	1,157	1,200	3,102	3,092

Income tax provision	219	259	642	474

Net income	$938	$941	$2,460	$2,618

Basic earnings per share	$0.23	$0.23	$0.61	$0.63
Diluted earnings per share	$0.23	$0.23	$0.60	$0.62

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

unaudited

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands)	2017	2016	2017	2016

Net income	$938	$941	$2,460	$2,618

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on available for sale securities net of taxes of $120 and $424 for the three months ended March 31, 2017 and 2016, respectively and $(1,724) and $662 for the nine months ended March 31, 2017 and 2016, respectively	188	663	(2,696)	1,036

Reclassification adjustment for the net realized gain on sale of available for sale securities included in net income, net of taxes of $0 and ($25) for the three months ended March 31, 2017 and 2016, respectively and $(31) and $(48) for the nine months ended March 31, 2017 and 2016, respectively	-	(39)	(48)	(76)

Comprehensive income (loss)	$1,126	$1,565	$(284)	$3,578

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

unaudited

	For the Nine Months Ended March 31,
(In thousands)	2017	2016

Operating activities:
Net income	$2,460	$2,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	312	293
Provision for loan losses	43	141
Deferred loan origination costs	(62)	25
Amortization of premium on investments	1,363	1,397
Proceeds from sale of loans	21,586	7,204
Loans disbursed for sale in the secondary market	(21,249)	(7,287)
Gain on sale of loans	(549)	(219)
Amortization of intangible asset	90	90
Amortization of acquisition-related loan yield adjustment	(92)	(123)
Gain on sale of investment securities	(79)	(124)
Provision for loss on real estate owned	-	60
(Gain) loss on sale of other real estate owned	13	(27)
Gain recognized from death benefit on bank owned life insurance	(45)	(298)
Increase in cash surrender value of life insurance	(357)	(376)
Stock-based compensation	180	226
Amortization of ESOP shares	343	339
Deferred income taxes	249	(91)
Effects of change in operating assets and liabilities:
Accrued interest receivable	-	(42)
Prepaid expenses and other assets	150	467
Accrued interest payable	(1)	-
Accrued expenses and other	(1,457)	(1,143)

Net cash provided by operating activities	2,898	3,130

Investing activities:
Proceeds from maturity of available for sale investment securities	530	265
Proceeds from maturity of held to maturity securities	61	56
Proceeds from sale of available for sale investment securities	6,935	16,251
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	14,770	15,316
Proceeds from sale of mortgage-backed securities available for sale	11,087	23,749
Proceeds from sale of other real estate owned	71	73
Purchases of available for sale investment securities	(21,938)	(24,100)
Purchases of held to maturity investment securities	-	(388)
Purchases of mortgage-backed securities available for sale	(15,690)	(9,114)
Proceeds from bank owned life insurance death benefit	419	1,008
Net increase in loans	(13,214)	(15,262)
Capital expenditures	(90)	(91)

Net cash provided by (used in) investing activities	(17,059)	7,763

Financing activities:
Net increase (decrease) in deposits	24,417	(553)
Borrowings from Federal Home Loan Bank	-	1,934
Repayments of Federal Home Loan Bank advances	(3,167)	(1,000)
Dividends paid to stockholders	(713)	(729)
Repurchases of common stock	(238)	(6,063)
Exercise of stock options	243	-
Net increase in advances from borrowers for payment of insurance and taxes	174	242

Net cash provided by (used in) financing activities	20,716	(6,169)

Net increase in cash and cash equivalents	6,555	4,724

Cash and cash equivalents at beginning of period	28,980	18,522

Cash and cash equivalents at end of period	$35,535	$23,246

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2016, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2016.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.         EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of March 31, 2017 the ESOP owned 142,371 shares of the Company’s common stock. At June 30, 2016, the ESOP owned 173,894 shares of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For the three months and nine months ended March 31, 2017 there were no outstanding options to purchase shares that were excluded from the computations of diluted earnings per share as all existing options are dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding.

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Basic weighted average outstanding shares	4,056,993	4,027,432	4,036,066	4,173,027
Effect of dilutive stock options	46,272	30,168	42,009	32,143
Diluted weighted average outstanding shares	4,103,265	4,057,600	4,078,075	4,205,170

4.         STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $73,000 and $63,000 for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation was $180,000 and $226,000 for the nine months ended March 31, 2017 and 2016, respectively. No stock-based compensation awards were granted during the three and nine months ended March 31, 2017 and 2016.

5.         DIVIDENDS – On August 12, 2016, November 10, 2016, and February 9, 2017 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.06 per share for each period. The dividends, totaling $713,000, were paid during the nine months ended March 31, 2017.

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

On November 4, 2016, the Company’s Board of Directors approved the repurchase of up to 209,907 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of November 4, 2016. Purchases are being conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of March 31, 2017, a total of 14,692 shares have been purchased at a total cost of $238,000.

7.         SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended
	March 31,
	2017	2016
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$96	$225
Interest	$1,709	$1,657

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$(2,744)	$960
Transfers of loans to other real estate owned	$29	$29

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

The estimated fair values of the Company’s financial instruments at March 31, 2017 and June 30, 2016 are as follows:

	March 31, 2017		June 30, 2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$35,535	$35,535	$28,980	$28,980
Investment securities available for sale	80,216	80,216	77,725	77,725
Investment securities held to maturity	40,531	40,765	40,763	43,201
Mortgage-backed securities	70,931	70,931	74,727	74,727
Loans receivable and loans receivable held for sale	281,429	280,141	267,921	270,595
Accrued interest receivable	1,882	1,882	1,882	1,882
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	463,302	464,142	438,885	439,834
Accrued interest payable	21	21	22	22
FHLB advances	8,833	8,929	12,000	12,322

Off-balance sheet items	$—	$—	$—	$—

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2017:
Mortgage-backed securities	$70,931	$—	$70,931	$—
Municipal bonds	36,476	—	36,476	—
Small Business Administration	9,820	—	9,820	—
Collateralized Mortgage Obligations	30,720	—	30,720	—
Certificates of Deposit	3,001	—	3,001	—
Other equity securities	199	199	—	—
Mortgage servicing rights	786	—	786	—

June 30, 2016
Mortgage-backed securities	$74,727	$—	$74,727	$—
Municipal bonds	34,790	—	34,790	—
Small Business Administration	7,872	—	7,872	—
Collateralized Mortgage Obligations	31,832	—	31,832	—
Certificates of Deposit	3,064	—	3,064	—
Other equity securities	167	167	—	—
Mortgage servicing rights	639	—	639	—

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2017:
Other real estate owned	$15	$—	$15	$—
Loans held for sale	995	—	995	—

June 30, 2016:
Other real estate owned	$70	$—	$70	$—
Loans held for sale	783	—	783	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2017:
Financial assets:
Cash and interest-bearing deposits	$35,535	$35,535	$—	$—
Investment securities held to maturity	40,765	—	40,765	—
Loans receivable and loans held for sale	280,141	—	280,141	—
Accrued interest receivable	1,882	—	1,882	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	464,142	—	464,142	—
Accrued interest payable	21	—	21	—
FHLB advances	8,929	—	8,929	—

June 30, 2016:
Financial assets:
Cash and interest-bearing deposits	$28,980	$28,980	$—	$—
Investment securities held to maturity	43,201	—	43,201	—
Loans receivable and loans held for sale	270,595	—	270,595	—
Accrued interest receivable	1,882	—	1,822	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	439,834	—	439,834	—
Accrued interest payable	22	—	22	—
FHLB advances	12,322	—	12,322	—

9.         INVESTMENT SECURITIES

Investment securities available for sale at March 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$72,080	$51	$1,200	$70,931
Municipal bonds	37,064	362	950	36,476
Small Business Administration	9,963	—	143	9,820
Collateralized Mortgage Obligations	31,096	—	376	30,720
Certificates of Deposit	2,971	30	—	3,001
Other equity securities	210	—	11	199
	$153,384	$443	$2,680	$151,147

Investment securities held to maturity at March 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,531	$382	$148	$40,765

Investment securities available for sale at June 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$74,198	$619	$90	$74,727
Municipal bonds	33,512	1,278	—	34,790
Small Business Administration	7,651	221	—	7,872
Collateralized Mortgage Obligations	31,650	182	—	31,832
Certificates of Deposit	2,971	93	—	3,064
Other equity securities	210	—	43	167
	$150,192	$2,393	$133	$152,452

Investment securities held to maturity at June 30, 2016 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$40,763	$2,438	$—	$43,201

The mortgage-backed securities, small business administration, collateralized mortgage obligations, certificates of deposit, and municipal bonds have the following maturities at March 31, 2017:

	Available for sale		Held to maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$1,493	$1,491	$65	$65
Due or callable in 1 - 5 years	87,400	86,870	2,126	2,141
Due or callable in 5 - 10 years	43,461	42,648	4,524	4,574
Due or callable in greater than 10 years	20,820	19,939	33,816	33,985
Total debt securities	$153,174	$150,948	$40,531	$40,765

All other securities available for sale at March 31, 2017 are saleable within one year.

Gross proceeds on the sale of investments and mortgage-backed securities were $0 and $5.0 million for the three months ended March 31, 2017 and 2016, respectively. Gross proceeds on the sale of investments and mortgage-backed securities were $18.0 million and $40.0 million for the nine months ended March 31, 2017 and 2016, respectively. Gross realized gains for the three month periods ended March 31, 2017 and 2016 were $0 and $70,000, respectively. Gross realized gains for the nine-month periods ended March 31, 2017 and 2016 were $110,000 and $435,000, respectively. Gross realized losses for the three month periods ended March 31, 2017 and 2016 were $0 and $6,000, respectively. Gross realized losses for the nine-month periods ended March 31, 2017 and 2016 were $31,000 and $311,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2017:

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
Municipal bonds	$31,738	$1,098	$—	$—	$31,738	$1,098
Mortgage-backed securities	42,705	981	14,093	219	56,798	1,200
Small Business Administration	9,820	143	—	—	9,820	143
Collateralized Mortgage Obligations	22,962	376	—	—	22,962	376
Other equity securities	—	—	199	11	199	11
	$107,225	$2,598	$14,292	$230	$121,517	$2,828
Number of investments		97		8		105

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the nine months ended March 31, 2017:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2016	$312	$2,522
Amortization	90	—
Balance at March 31, 2017	$222	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of March 31, 2017:

April 1, 2017 through June 30, 2017	$27
2018	117
2019	78
$222

11.        DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and nine months ended March 31, 2017 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- Family Residential Real Estate	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2017:	$1,230	$421	$68	$393	$2,170	$112	$20	$169	$4,583
Charge offs	(38)	(36)	(7)	—	—	—	(255)	—	(336)
Recoveries	32	26	—	5	2	—	—	—	65
Provision (credit)	(109)	(77)	4	(82)	(68)	34	356	(47)	11
Ending Balance:	$1,115	$334	$65	$316	$2,104	$146	$121	$122	$4,323
Allowance for Credit Losses:
Balance, July 1, 2016:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge offs	(47)	(174)	(7)	—	(600)	—	(255)	—	(1,083)
Recoveries	62	158	—	11	247	—	—	—	478
Provision (credit)	(135)	(76)	(36)	30	(120)	14	366	—	43
Ending Balance:	$1,115	$334	$65	$316	$2,104	$146	$121	$122	$4,323

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,115	$334	$65	$316	$2,104	$146	$121	$122	$4,323

Financing receivables:
Ending balance	$133,050	$33,438	$10,704	$15,843	$71,733	$11,928	$2,924	$9,840	$289,460

Ending Balance: individually evaluated for impairment	$1,936	$390	$257	$—	$1,159	$—	$649	$—	$4,391

Ending Balance: collectively evaluated for impairment	$126,498	$30,785	$10,284	$15,843	$70,478	$11,928	$2,275	$9,833	$277,924

Ending Balance: loans acquired at fair value	$4,616	$2,263	$163	$—	$96	$—	$—	$7	$7,145

For the year ended June 30, 2016 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- Family Residential Real Estate	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124
Charge offs	(135)	(157)	—	(192)	(561)	—	—	—	(1,045)
Recoveries	86	274	27	4	223	—	—	5	619
Provision (credit)	(64)	(208)	(49)	(11)	329	128	(6)	68	187
Ending Balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885

Financing receivables:
Ending Balance	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222

Ending Balance: individually evaluated for impairment	$2,535	$398	$408	$—	$1,787	$—	$88	$—	$5,216

Ending Balance: collectively evaluated for impairment	$123,148	$32,071	$11,581	$16,032	$57,076	$8,555	$2,063	$10,313	$260,839

Ending Balance: loans acquired at fair value	$5,200	$2,549	$171	$—	$118	$—	$—	$129	$8,167

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

Credit Risk Profile by Internally Assigned Grade

At March 31, 2017

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi- Family Residential Real Estate	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$128,255	$32,348	$6,363	$13,780	$63,347	$9,409	$2,209	$9,175	$264,886
Watch	2,813	529	3,791	2,063	5,997	2,519	66	665	18,443
Special mention	46	171	85	—	1,144	—	—	—	1,446
Substandard	1,936	390	465	—	1,245	—	649	—	4,685
Total:	$133,050	$33,438	$10,704	$15,843	$71,733	$11,928	$2,924	$9,840	$289,460

Credit Risk Profile by Internally Assigned Grade

At June 30, 2016

(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Residential Real Estate	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$125,089	$33,820	$7,007	$13,914	$48,886	$3,814	$1,119	$8,475	$242,124
Watch	2,545	582	4,298	2,118	5,018	4,741	54	1,967	21,323
Special mention	681	218	160	—	3,201	—	890	—	5,150
Substandard	2,568	398	695	—	1,876	—	88	—	5,625
Total:	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222
16

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At March 31, 2017

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Owner-Occupied Mortgage	$744	$57	$364	$1,165	$131,885	$133,050
Consumer	158	—	23	181	33,257	33,438
One- to Four- Family Non-Owner Occupied Mortgage	—	—	257	257	10,447	10,704
Multi-Family Residential Real Estate	—	—	—	—	15,843	15,843
Non-Residential Real Estate	535	—	—	535	71,198	71,733
Construction	—	—	—	—	11,928	11,928
Land	—	—	39	39	2,885	2,924
Commercial and Agricultural	—	—	—	—	9,840	9,840
Total	$1,437	$57	$683	$2,177	$287,283	$289,460

Age Analysis of Past Due Loans Receivable
At June 30, 2016
(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Owner-Occupied Mortgage	$594	$552	$401	$1,547	$129,336	$130,883
Consumer	109	49	23	181	34,837	35,018
One- to Four- Family Non-Owner Occupied Mortgage	95	30	235	360	11,800	12,160
Multi-family Residential Real Estate	—	—	—	—	16,032	16,032
Non-Residential Real Estate	—	—	—	—	58,981	58,981
Construction	—	—	—	—	8,555	8,555
Land	14	—	76	90	2,061	2,151
Commercial and Agricultural	—	—	—	—	10,442	10,442
Total	$812	$631	$735	$2,178	$272,044	$274,222

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans

(in thousands)

				For the three months ended March 31, 2017		For the nine months ended March 31, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment
With a related allowance recorded:

One- to Four- Family Owner-Occupied Mortgage	$-	$-	$-	$-	$-	$-	$-
Consumer	-	-	-	-	-	-	-
One- to Four- Family Non-Owner Occupied Mortgage	-	-	-	-	-	-	-
Multi-Family Residential Real Estate	-	-	-	-	-	-	-
Non-Residential Real Estate	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Commercial and Agricultural	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-

Impaired Loans

(in thousands)

				For the three months ended March 31, 2017		For the nine months ended March 31, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment
With no related allowance recorded:

One- to Four- Family Owner-Occupied Mortgage	$1,936	$2,259	$—	$15	$2,022	$45	$2,323
Consumer	390	680	—	1	399	3	408
One- to Four- Family Non-Owner Occupied Mortgage	257	264	—	—	347	4	431
Multi-Family Residential Real Estate	—	920	—	—	—	—	—
Non-Residential Real Estate	1,159	2,742	—	—	1,164	20	1,651
Construction	—	—	—	—	—	—	—
Land	649	912	—	—	349	—	197
Commercial and Agricultural	—	6	—	—	—	—	—
Total	$4,391	$7,783	$—	$16	$4,281	$72	$5,010

Impaired Loans

(in thousands)

				For the three months ended March 31, 2017		For the nine months ended March 31, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment
Total:

One- to Four- Family Owner-Occupied Mortgage	$1,936	$2,259	$—	$15	$2,022	$45	$2,323
Consumer	390	680	—	1	399	3	408
One- to Four- Family Non-Owner Occupied Mortgage	257	264	—	—	347	4	431
Multi-Family Residential Real Estate	—	920	—	—	—	—	—
Non-Residential Real Estate	1,159	2,742	—	—	1,164	20	1,651
Construction	—	—	—	—	—	—	—
Land	649	912	—	—	349	—	197
Commercial and Agricultural	—	6	—	—	—	—	—
Total	$4,391	$7,783	$—	$16	$4,281	$72	$5,010

Impaired Loans

(in thousands)

For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
With a related allowance recorded:
One- to Four- Family Owner-Occupied Mortgage	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to Four- Family Non-Owner Occupied Mortgage	—	—	—	—	—
Multi-Family Residential Real Estate	—	—	—	—	—
Non-Residential Real Estate	—	—	—	—	496
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and Agricultural	—	—	—	—	—
Total	$—	$—	$—	$—	$496

Impaired Loans

(in thousands)

				For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
With no related allowance recorded:

One- to Four- Family Owner-Occupied Mortgage	$2,535	$2,973	$—	$17	$2,886
Consumer	398	726	—	1	461
One- to Four- Family Non-Owner Occupied Mortgage	408	408	—	3	647
Multi-Family Residential Real Estate	—	920	—	—	481
Non-Residential Real Estate	1,787	3,195	—	11	3,293
Construction	—	—	—	—	—
Land	88	95	—	—	149
Commercial and Agricultural	—	7	—	—	—
Total	$5,216	$8,324	$—	$32	$7,917

Impaired Loans

(in thousands)

				For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
Total:

One- to Four- Family Owner-Occupied Mortgage	$2,535	$2,973	$—	$17	$2,886
Consumer	398	726	—	1	461
One- to Four- Family Non-Owner Occupied Mortgage	408	408	—	3	647
Multi-Family Residential Real Estate	—	920	—	—	481
Non-Residential Real Estate	1,787	3,195	—	11	3,789
Construction	—	—	—	—	—
Land	88	95	—	—	149
Commercial and Agricultural	—	7	—	—	—
Total	$5,216	$8,324	$—	$32	$8,413

The Bank did not have any investments in subprime loans at March 31, 2017. Impaired loans at March 31, 2017 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $2.7 million and a recorded investment of $2.7 million. See Note 12 for a discussion on TDRs.

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

The following tables summarize TDRs by loan type and accrual status.

	At March 31, 2017
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,305	$215	$1,520	$—	$1,520	16	$1,737
NonResidential real estate	—	1,159	1,159	—	1,159	3	1,231
Total	$1,305	$1,374	$2,679	$—	$2,679	19	$2,968

	At June 30, 2016
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to Four-Family residential real estate	$1,609	$324	$1,933	$—	$1,933	19	$1,979
Multi-Family residential real estate	—	—	—	—	—	—	361
Non-Residential real estate	721	1,066	1,787	—	1,787	3	3,009
Total	$2,330	$1,390	$3,720	$—	$3,720	22	$5,349

Interest income recognized on TDRs is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2017	2016	2017	2016

One-to-Four Family residential real estate	$13	$18	$44	$46
Multi-Family residential real estate	—	—	—	20
Non-Residential real estate	—	7	18	66
Commercial	—	—	—	—
Consumer	—	—	—	—
Total	$13	$25	$62	$132

At March 31, 2017, the Bank had 19 loans totaling $2.7 million that were reported as TDRs, and had established an allowance for losses on these loans of $0. With respect to the $2.7 million in TDRs, the Bank charged-off $1.4 million at the time the loans were restructured into the Note A/B split note format. At June 30, 2016, the Bank had 22 loans totaling $3.7 million that were reported as TDRs, and had an allowance for losses on these loans of $0. With respect to the $3.7 million in TDRs, the Bank charged-off $1.4 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At March 31, 2017, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at March 31, 2017 and June 30, 2016 were generally given concessions of interest rate reductions of between 25 and 300 basis points and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At March 31, 2017 and June 30, 2016, all loans classified as TDRs required principal and interest payments.

The following table is a roll forward of activity in our TDRs:

	Three months ended March 31, 2017		Nine months ended March 31, 2017
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$2,941	21	$3,720	22
Additions to TDR	—	—	—	—
Charge-offs	—	—	(175)	—
Removal of TDRs	(172)	(1)	(300)	(2)
Impairment Reversal	—	—	—	—
Payments	(90)	(1)	(566)	(1)
Ending balance	$2,679	19	$2,679	19

13.         ACCUMULATED OTHER COMPREHENSIVE INCOME

Reclassification out of accumulated other comprehensive income during the three and nine months ended March 31, 2017 and 2016 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,		Affected Line Item in the Consolidated Statements of
	2017	2016	2017	2016	Income
Realized gain on sale of securities	$—	$64	$79	$124	Gain on sale of investments
Less provision for income taxes	—	25	31	48	Income tax provision
Reclassification adjustment, net of taxes	$—	$39	$48	$76

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp, referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of March 31, 2017 and June 30, 2016. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended March 31, 2017 and 2016, and had no accrued interest and penalties on the balance sheet as of March 31, 2017 and June 30, 2016. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2013.

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Balance Sheet Analysis

Total assets were $545.6 million at March 31, 2017, compared to $526.1 million at June 30, 2016. Total assets increased during the period primarily as a result of a $13.3 million increase in loans and a $6.6 million increase in cash and cash equivalents. These increases were partially offset by a $1.5 million decrease in investment securities.

In addition to the loan growth achieved during the nine months ended March 31, 2017, the Company had approximately $5.9 million in undisbursed construction loans as of March 31, 2017. While these were not on the Company’s balance sheet as of March 31, 2017 and there can be no assurance of disbursement in the future, the loans have closed and management expects the majority of these committed funds to be disbursed.

Total liabilities increased $20.0 million to $475.6 million at March 31, 2017 from $455.6 million at June 30, 2016. The increase is primarily due to a $24.4 million increase in deposits. This increase was partially offset by a $3.2 million decrease in FHLB advances and a $1.5 million decrease in other liabilities.

Stockholders’ equity totaled $70.0 million as of March 31, 2017, which represented a decrease of $465,000 when compared to June 30, 2016. The decrease was primarily due to a $2.7 million decrease in accumulated other comprehensive income reflecting declines in the market value of available-for-sale securities, $713,000 in dividends declared during the period, and stock repurchases totaling $238,000. These decreases were partially offset by net income of $2.5 million and $243,000 in proceeds received related to the exercise of stock options during the period. The decrease in accumulated other comprehensive income is the result of increasing market interest rates during the period. In connection with the preparation of the financial statements for the quarter ended March 31, 2017, management evaluated the credit quality of the investment portfolio and believes all unrealized losses to be temporary. Management has the intent and the ability to hold these securities until the value recovers or until maturity.

Loans. At March 31, 2017, one- to four- family residential loans totaled $143.8 million, or 49.7% of total gross loans at March 31, 2017, compared to $143.0 million, or 52.2% of total gross loans, at June 30, 2016.

Multi-family and nonresidential real estate loans totaled $87.6 million, or 30.3% of total loans at March 31, 2017, compared to $75.0 million, or 27.3% of total loans, at June 30, 2016.

Construction loans totaled $11.9 million, or 4.1% of total loans, at March 31, 2017, compared to $8.6 million, or 3.1% of total loans, at June 30, 2016.

Land loans totaled $2.9 million, or 1.0% of total loans at March 31, 2017, compared to $2.2 million, or 0.8% of total loans at June 30, 2016.

Commercial business loans totaled $5.4 million, or 1.9% of total loans at March 31, 2017, compared to $4.5 million, or 1.6% of total loans at June 30, 2016.

Agricultural loans totaled $4.4 million, or 1.5% of total loans at March 31, 2017, compared to $6.0 million, or 2.2% of total loans at June 30, 2016.

Consumer loans totaled $33.4 million, or 11.5% of total loans at March 31, 2017, compared to $35.0 million or 12.8% of total loans at June 30, 2016.

We continue to review the economic environment in our lending markets, including those in southwestern Ohio and Northern Kentucky, and the level of our nonperforming assets. Beginning in December 2013, we implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy. As a result, our nonresidential real estate and multi-family real estate loans have grown as a percentage of our total loan portfolio. Nevertheless, we manage these loans to prudent levels and within limits established by applicable regulatory guidance. Through OCC bulletin 2006-46, “Interagency Guidance on CRE Concentration Risk Management” and OCC bulletin 2015-51 “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending,” the OCC defines a concentration to exist in commercial real estate loans when total commercial real estate loans represent 300% or more of the institution’s Tier 1 Capital plus the ALLL. Loans included in this concentration calculation are one-to four-family residential construction loans, other construction loans and all land development and other land loans, loans secured by multi-family residential properties and loans secured by nonfarm nonresidential properties. Under this guidance, our commericial real estate loans totaled $59.5 million and $47.4 million as of March 31, 2017 and June 30, 2016, respectively, resulting in concentration ratios of 93.0% and 74.2%, respectively.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31, 2017		At June 30, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$143,754	49.7%	$143,043	52.2%
Multi-family	15,843	5.5	16,032	5.8
Construction	11,928	4.1	8,555	3.1
Non-Residential real estate	71,733	24.8	58,981	21.5
Land	2,924	1.0	2,151	0.8
Commercial business	5,433	1.9	4,476	1.6
Agricultural	4,407	1.5	5,966	2.2
Consumer:
Home equity	29,079	10.0	30,558	11.2
Auto	2,103	0.7	2,249	0.8
Share loans	927	0.3	932	0.3
Other	1,329	0.5	1,279	0.5

Total consumer loans	33,438	11.5	35,018	12.8

Total loans	$289,460	100.0%	$274,222	100.0%

Less (plus):
Deferred loan costs, net	(1,175)		(1,113)
Undisbursed portion of loans in process	5,878		3,312
Allowance for loan losses	4,323		4,885
Loans, net	$280,434		$267,138

Loan Maturity

The following table sets forth certain information at March 31, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which can significantly shorten the average life of the loan and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,549	$32,890	$102,315	$143,754
Multi-family residential real estate	554	3,516	11,773	15,843
Construction	3,633	642	7,653	11,928
Non-Residential real estate	7,294	19,173	45,266	71,733
Land	791	1,415	718	2,924
Commercial	890	2,985	1,558	5,433
Agricultural	839	2,100	1,468	4,407
Consumer	1,685	3,497	28,256	33,438
Total	$24,235	$66,218	$199,007	$289,460

The following table sets forth the dollar amount of all loans at March 31, 2017 due after March 31, 2018 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$37,546	$97,659	$135,205
Multi-family residential real estate	7,340	7,949	15,289
Construction	1,704	6,591	8,295
Non-Residential real estate	16,654	47,785	64,439
Land	51	2,082	2,133
Commercial	2,814	1,729	4,543
Agricultural	1,913	1,655	3,568
Consumer	2,339	29,414	31,753
Total	$70,361	$194,864	$265,225

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Total loans at beginning of period	$281,340	$270,872	$274,222	$259,419
Loans originated (1):
One- to four-family residential real estate	10,539	8,395	41,586	25,455
Multi-family residential real estate	—	—	8,645	310
Construction	4,178	2,846	10,120	6,451
Non-Residential real estate	9,861	5,730	18,978	19,493
Land	579	—	1,527	196
Commercial and agricultural	811	328	1,917	4,715
Consumer	2,265	2,123	6,759	5,436

Total loans originated	28,233	19,422	89,532	62,056
Deduct:
Loan principal repayments	15,058	12,863	53,123	38,437
Loans originated for sale	5,055	1,680	21,171	7,287

Net loan activity	8,120	4,879	15,238	16,332

Total loans at end of period	$289,460	$275,751	$289,460	$275,751

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three and Nine months ended March 31, 2017 and 2016

Overview. Net income totaled $938,000 for the quarter ended March 31, 2017, which represented a decrease of $3,000, or 0.3%, when compared to the quarter ended March 31, 2016.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three months ended March 31, 2017 and 2016.

	Three months ended			Nine months ended
	March 31,			March 31,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)
Interest income:
Loans	$2,960	$2,878	2.8%	$8,788	$8,655	1.5%
Investment and mortgage backed securities	1,067	1,001	6.6	3,074	3,053	0.7
Other interest-earning assets	56	12	366.7	112	24	366.7
Total interest income	4,083	3,891	4.9	11,974	11,732	2.1

Interest expense:
NOW and money market deposit accounts	86	45	91.1%	319	191	67.0%
Passbook accounts	84	70	20.0	234	218	7.3
Certificates of deposit	314	357	(12.0)	993	1,070	(7.2)
Total interest-bearing deposits	484	472	2.5	1,546	1,479	4.5
FHLB advances	49	58	(15.5)	162	178	(9.0)
Total interest expense	533	530	0.6	1,708	1,657	3.1
Net interest income	$3,550	$3,361	5.6	$10,266	$10,075	1.9

Net interest income totaled $3.6 million for the quarter ended March 31, 2017, which represents an increase of $189,000, or 5.6%, when compared to the quarter ended March 31, 2016. The growth in net interest income, the Company’s core business, was the result of an increase in interest income, which was partially offset by an increase in interest expense. Interest income increased by $192,000 due to a $12.3 million increase in the average balance of loans, and an increase in the average rate earned on investment securities from 2.15% in the prior year quarter to 2.30% in the current year quarter. The increase in loan balances is primarily the result of the continued execution of our controlled growth strategies in mortgage and commercial lending. The increases were partially offset by a decrease in the average rate earned on loans from 4.34% in the prior year quarter to 4.26% in the current year quarter, and a $110,000 decrease in the average balance of investments. Interest expense increased $3,000 primarily due to a $24.1 million increase in the average balance of deposits, partially offset by a decrease in the average rate paid on deposits from 0.44% in the prior year quarter to 0.43% in the current year quarter.

Net interest income totaled $10.3 million for the nine months ended March 31, 2017, which represents an increase of $191,000, or 1.9%, when compared to the nine months ended March 31, 2016. The growth in net interest income, the Company’s core business, was the result of an increase in interest income, which was partially offset by an increase in interest expense. Interest income increased by $242,000 due to an $11.6 million increase in the average balance of loans, and an increase in the average rate earned on investment securities from 2.13% in the prior year period to 2.19% in the current year period. The increase in loan balances is primarily the result of the continued execution of our controlled growth strategies in mortgage and commercial lending. These increases were partially offset by a decrease in the average rate earned on loans from 4.40% in the prior year period to 4.28% in the current year period, and a $3.4 million decrease in the average balance of investments. Interest expense increased $51,000 primarily due to a $17.7 million increase in the average balance of deposits. The average rate paid on deposits was 0.46% for both the nine month period ended March 31, 2017 and the nine month period ended March 31, 2016.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2017 and 2016. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three months ended March 31,						Nine months ended March 31,
	2017			2016			2017			2016
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$277,633	$2,960	4.26%	$265,330	$2,878	4.34%	$273,946	$8,788	4.28%	$262,354	$8,655	4.40%
Investment and mortgage backed securities	185,886	1,067	2.30	185,996	1,001	2.15	187,473	3,074	2.19	190,870	3,053	2.13
Other interest-earning assets	32,815	56	0.68	24,948	12	0.19	31,735	112	0.47	25,856	24	0.12
	496,334	4,083	3.29	476,274	3,891	3.27	493,154	11,974	3.24	479,080	11,732	3.27
Noninterest-earning assets	38,096			36,573			37,915			37,232
Total assets	$534,430			$512,847			$531,069			$516,312

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	193,710	86	0.18	173,452	45	0.10	190,475	319	0.22	170,008	191	0.15
Passbook accounts (1)	124,368	84	0.27	109,041	70	0.26	118,741	234	0.26	110,503	218	0.26
Certificates of deposit (1)	134,774	314	0.93	146,277	357	0.98	137,923	993	0.96	148,968	1.070	0.96
Total interest-bearing deposits	452,852	484	0.43	428,770	472	0.44	447,139	1,546	0.46	429,479	1,479	0.46
FHLB advances	9,208	49	2.13	12,374	58	1.82	10,550	162	2.05	12,893	178	1.84
Total interest-bearing liabilities	462,060	533	0.46	441,504	530	0.48	457,689	1,708	0.50	442,372	1,657	0.50
Noninterest bearing liabilities, commitments and contingencies	3,074			3,027			3,431			4,147
Total liabilities, commitments and contingencies	465,134			444,531			461,120			446,519
Stockholders' equity	69,296			68,316			69,949			69,793
Total liabilities and stockholders' equity	$534,430			$512,847			$531,069			$516,312
Net interest income		$3,550			$3,361			$10,266			$10,075
Interest rate spread			2.83%			2.79%			2.74%			2.77%
Net interest margin (annualized)			2.86			2.82%			2.78%			2.80%
Average interest-earning assets to average interest-bearing liabilities			107.42%			107.88%			107.75%			108.30%

Provision for Loan Losses. The provision for loan losses was $11,000 for the quarter ended March 31, 2017, which represents a decrease of $41,000 compared to the quarter ended March 31, 2016. The provision for loan losses was $43,000 for the nine months ended March 31, 2017, a $98,000 decrease compared to the prior year period.

Nonperforming assets as a percentage of total assets decreased from 0.75% at March 31, 2016 to 0.57% at March 31, 2017, but increased slightly from 0.53% at December 31, 2016. Nonperforming loans as a percentage of total loans decreased from 1.31% at March 31, 2016 to 1.07% at March 31, 2017, but increased slightly from 0.96% at December 31, 2016. The increase from December 31, 2016 was due to the addition to nonperforming loans of a land loan with a net value of $600,000. The Company remains focused on improving asset quality and continues to review all available options to decrease nonperforming assets.

Noninterest Income. The following table summarizes other income for the three and nine months ended March 31, 2017 and 2016.

	Three months ended			Nine months ended
	March 31,			March 31,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)

Service charges	$739	$719	2.8%	$2,322	$2,212	5.0%
Gain on sale of loans	130	63	106.3	549	219	150.7
Gain on sale of investments	—	64	(100.0)	79	124	(36.3)
Gain (loss) on sale of other real estate owned	(13)	—	(100.0)	(13)	27	(148.1)
Provision for loss on real estate owned	—	(19)	100.0	—	(60)	100.0
Income from Bank Owned Life Insurance	117	122	(4.1)	402	653	(38.4)
Other	62	172	(64.0)	281	366	(23.2)
Total	$1,035	$1,121	(7.7)	$3,620	$3,541	2.2

Noninterest income totaled $1.0 million for the quarter ended March 31, 2017, which represented a decrease of $86,000, or 7.7%, when compared to the quarter ended March 31, 2016. The decrease was primarily due to amortization and market value adjustments of mortgage servicing rights, which resulted in a charge to non-interest income of $25,000 in the quarter ended March 31, 2017 as compared to a $68,000 credit to non-interest income in the prior year quarter. In addition, investment securities sold in the prior year quarter resulted in a $64,000 gain; there were no sales of securities in the current year quarter. These decreases were partially offset by a $67,000 increase in gain on sale of loans and a $20,000 increase in service charge income on deposit accounts.

Noninterest income totaled $3.6 million for the nine months ended March 31, 2017, which represented an increase of $79,000, or 2.2%, compared to the prior year period. The increase was primarily due to a $330,000 increase in gain on the sale of mortgage loans due to higher sales volume. This increase was partially offset by a decrease in Bank-Owned Life Insurance income of $251,000. The decrease in Bank-Owned Life Insurance income was due to the receipt in the prior year period of Bank-Owned Life Insurance proceeds due to the death of a director and a former director, which resulted in a gain of $278,000, as compared to a gain of $45,000 in the current year period due to the death of a former director.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and nine months ended March 31, 2017 and 2016.

	Three months ended			Nine months ended
	March 31,			March 31,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)

Compensation and employee benefits	$2,145	$1,972	8.8%	$6,632	$6,254	6.0%
Premises and occupancy expense	251	298	(15.8)	779	824	(5.5)
Deposit insurance premium	41	68	(39.7)	123	236	(47.9)
Advertising expense	83	76	9.2	295	262	12.6
Data processing expense	451	348	29.6	1,362	1,003	35.8
Intangible amortization	30	30	0.0	90	90	0.0
Professional fees	90	128	(29.7)	514	587	(12.4)
Other operating expenses	326	310	5.2	946	1,127	(16.1)
Total	$3,417	$3,230	5.8	$10,741	$10,383	3.4

Noninterest expense totaled $3.4 million for the quarter ended March 31, 2017, which represented an increase of $187,000, or 5.8%, when compared to the quarter ended March 31, 2016. The increase was primarily due to an increase in compensation expense of $173,000 and an increase in data processing expense of $103,000. Compensation expense increased primarily as a result of a two-month medical insurance holiday which saved the Company a total of $114,000 in the prior year quarter, with no such corresponding event in the current year quarter. The increase in data processing expense is the result of the expiration of temporary monthly credits and an increase in fraud prevention services, which serve to protect the Bank and its customers. These increases were partially offset by a $47,000 decrease in premises and occupancy expense and a $38,000 decrease in professional fees.

Noninterest expense totaled $10.7 million for the nine months ended March 31, 2017, which represented an increase of $358,000, or 3.4%, compared to the prior year period. The increase in noninterest expense was primarily the result of an increase of $378,000 in compensation expense and an increase of $359,000 in data processing expense. The increase in compensation expense was primarily due to two factors. The first factor was the payment of a $196,000 separation payment made in the current year period in connection with the departure of the Company’s former Chief Financial Officer. There was no such event in the prior year period. The second factor was the previously referenced two-month medical insurance holiday in the prior year period, which saved the Company $114,000, with no such corresponding event in the current year period. The increase in data processing expense was the result of the expiration of temporary monthly credits and an increase in fraud prevention services, which serve to protect the Bank and its customers. These increases were partially offset by a $113,000 decrease in FDIC insurance expense, which is the result of a change to the FDIC insurance assessment rate and a $181,000 decrease in other non-interest expenses. Other non-interest expenses decreased primarily as a result of a $195,000 decrease in loan closing costs associated with a closing cost promotion. Prior to July 1, 2016, the Company charged certain loan closing costs immediately to expense. Pursuant to ASC 310-20, the Company is deferring a portion of these closing costs associated with new loans and amortizing those costs over the life of the loan.

Income Taxes. The provision for income taxes totaled $219,000 for the quarter ended March 31, 2017, which represents a decrease of $40,000 when compared to the prior year quarter. The decrease was primarily due to a decrease in income before taxes during the period.

The provision for income taxes totaled $642,000 for the nine months ended March 31, 2017, which represents an increase of $168,000 when compared to the prior year period. The increase was primarily due to a provision of $125,000 related to the expiration of stock options granted in 2006 as well as an increase in income before taxes during the current year period.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at March 31, 2017 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At March 31, 2017, 19 loans were considered to be TDRs (with a recorded investment of $2.7 million) of which six loans (with a recorded investment of $1.4 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At March 31, 2017	At June 30, 2016
(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$673	$1,011
Non-Residential real estate and land	649	88
Consumer	390	398
Total nonaccrual loans	1,712	1,497
One- to four-family residential real estate	215	324
Non-Residential real estate and land	1,159	1,066
Total nonaccrual restructured loans	1,374	1,390
Total nonperforming loans	3,086	2,887
Real estate owned	15	70
Total nonperforming assets	$3,101	$2,957
Accruing restructured loans	1,305	2,330
Accruing restructured loans and nonperforming assets	$4,406	$5,287
Total nonperforming loans to total loans	1.07%	1.05%
Total nonperforming loans to total assets	0.57	0.55
Total nonperforming assets to total assets	0.57	0.56

Interest income that would have been recorded for the three and nine months ended March 31, 2017 had nonaccruing loans been current according to their original terms was $80,000, and $218,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $0 and $9,000, respectively, for the three and nine month periods ended March 31, 2017.

Nonperforming assets as a percentage of total assets decreased from 0.75% at March 31, 2016 to 0.57% at March 31, 2017 , but increased slightly from 0.53% at December 31, 2016. Nonperforming loans as a percentage of total loans decreased from 1.31% at March 31, 2016 to 1.07% at March 31, 2017, but increased slightly from 0.96% at December 31, 2016. The increase from December 31, 2016 was due to the addition to nonperforming loans of a land loan with a net value of $600,000. The Company remains focused on improving asset quality and continues to review all available options to decrease nonperforming assets. Beginning with the disclosure in the Company’s Form 10-Q for the quarter ended March 31, 2011, the Company included “Loan Relationship” narratives regarding its five largest nonaccrual (nonperforming) loans and loans having the five largest charge-offs, all of which were commercial real estate loans. As of March 31, 2011, the amount of all nonaccrual (nonperforming) loans totaled $19.5 million, and the amount of all accruing TDR loans totaled $7.0 million. As of March 31, 2017, the amount of all nonaccrual (nonperforming) loans decreased to $3.1 million and the amount of all accruing TDR loans decreased to $1.3 million.

Because of the decrease in the aggregate amount of nonaccrual (nonperforming) loans and the aggregate amount of accruing TDR loans over the last six years, the Loan Relationship narratives since December 31, 2015 have focused on commercial Loan Relationships with the following loans:

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

At March 31, 2017:

•	The largest commercial real estate nonaccrual loans having a carrying value of at least $250,000 are related to loans in Loan Relationships M, O and R. There are a total of five loans in these three Loan Relationships.
•	The largest commercial real estate loan charge-offs of at least $250,000 are related to loans in Loan Relationships F, H, M, O and R. There are a total of 10 loans in these five Loan Relationships.
•	There are no accruing TDRs having a carrying value of at least $250,000.

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

•	Loan Relationship F. At March 31, 2017 and June 30, 2016, Loan Relationship F was comprised of two loans, a Note A loan (Loan F-1) and a Note B loan, having an aggregate carrying value of $405,000 and $414,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. Loan F-1 is not included in any nonaccrual table because in the September 30, 2011 quarter, Loan F-1 was put on accrual because of sufficient payment history. At March 31, 2017 and June 30, 2016, Loan F-1 was classified as “Multi-family real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan F-1was no longer reported as a TDR, or classified as substandard, because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loan indicated that the loan to value ratio of the loan complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loan from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. Loan F-1 was performing in accordance with its terms at March 31, 2017. A more detailed history of Loan Relationship F follows.

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

•	Loan Relationship H. At March 31, 2017 and June 30, 2016, Loan Relationship H was comprised of three loans having an aggregate carrying value of $868,000 and $901,000, respectively. At March 31, 2017 and June 30, 2016, two of the loans, a Note A loan (Loan H-1) and a Note B loan, had an aggregate carrying value of $684,000 and $696,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family rental dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. Loan H-1 is not included in any nonaccrual table because in the June 30, 2013 quarter, Loan H-1 was put on accrual because of sufficient payment history. At March 31, 2017 and June 30, 2016, Loan H-1 was classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan H-1 was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At March 31, 2017 and June 30, 2016, the balance of Loan H-2 was $183,000 and $206,000, respectively. Loan H-2 is secured by a first lien on the single-family owner occupied dwelling on 11.36 acres mentioned above. The borrowers are a husband and wife who are the principals in the limited liability company mentioned above. At March 31, 2017 and June 30, 2016, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table.

At March 31, 2017, Loan H-1 and Loan H-2 were performing in accordance with their terms. A more detailed history of the Note A loan (Loan H-1) and the Note B loan follows.

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

During the September 2015 quarter, the balloon payment from the September 2012 renewal became due. As a result of the upcoming balloon payment, the Bank ordered new appraisals on the 18-unit apartment complex and the single-family rental dwelling. The Bank received new appraisals on the 18 unit apartment complex and the single-family rental dwelling in September 2015. In addition, the Bank used the June 2014 value of the 6.3 acre tract of land. The total appraised value of the three properties increased to $1,048,000 as compared to the $978,000 total appraised value in June 2012. The Bank also reviewed the cash flow from updated financials of the borrower and co-borrowers. After this review and based on the increase in value of the properties, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A loan (Loan H-1) was renewed at the market interest rate of 5.00%, using a 1/1 ARM, with a 5% floor rate, and with no increase in the principal balance ($710,000). The term of the loan was renewed at 324 months. This loan was put on accrual (because of its sufficient payment history) and classified as watch. Also, as stated above, the loan was not reported as a TDR. There was no increase in the principal balance ($515,000) of the Note B loan from that loan’s prior restructuring in September 2012, and therefore, the charge-off amount ($515,000) remained the same as in September 2012. The interest rate remained at 0% as the loan had been charged-off.

•	Loan Relationship M. At March 31, 2017 and June 30, 2016, Loan Relationship M was comprised of two loans having an aggregate carrying value of $624,000 and $1.1 million, respectively. At March 31, 2017 and June 30, 2016, Loan M-1 had an aggregate carrying value of $185,000 and $571,000, respectively. At December 31, 2016 and June 30, 2016, Loan M-2 had an aggregate carrying value of $439,000 and $495,000, respectively. Originally Loans M-1 and M-2 were both secured by the two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as had, originally, the father and stepmother of one of the co-borrowers. At March 31, 2017 and June 30, 2016, Loans M-1 and M-2 are included in the table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. During the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year beginning in 2015. The maturity date for these loans is now October 1, 2018. Loans M-1 and M-2 were performing in accordance with their restructured terms at March 31, 2017. A more detailed history of Loan Relationship M follows.

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

During the June 30, 2016 quarter, the borrowers entered into a purchase agreement to sell the golf course that was not opened. As part of this purchase, the Bank agreed to release the nonoperational golf course, the 25 acre tract of land, and the co-borrower who was the father of one of the principals. In connection with the transaction, the Bank secured the first mortgage, instead of a second mortgage, on the principal residence of two of the individual co-borrowers. However, based on this purchase agreement, the Bank determined that an additional impairment of $210,000 was needed for this loan relationship, and an additional charge-off of $105,000 was established for each of the two loans in the loan relationship through a charge-off to the general allowance. The nonoperational golf course was sold subsequent to the end of the June 30, 2016 quarter. After the sale and subsequent reduction of the principal balance of Loan M-1, the Bank determined that no further impairment was needed. Also, subsequent to the June 30, 2016 quarter, the Bank entered into an amended forbearance agreement with the borrower and co-borrowers, reflecting the reduced principal balances for Loans M-1 and M-2. The maturity date for these loans remained at October 1, 2018. The Bank will monitor the cash flow of the remaining golf course each quarter and determine if any further impairment is necessary. For the March 31, 2017 quarter, the impairment analysis showed that no further impairment is necessary.

•	Loan Relationship O. At March 31, 2017 and June 30, 2016, this Loan Relationship consisted of two loans and three loans, having an aggregate carrying value of $535,000 and $1.6 million, respectively. At March 31, 2017 and June 30, 2016, two of the loans, a Note A loan (Loan O-1) and a Note B loan, had an aggregate carrying value of $535,000 and $721,000, respectively. Loan O-1 is secured by a first lien on a nonresidential retail strip center. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At March 31, 2017 and June 30, 2016, Loan O-1 is included in the table as “Nonaccrual, Nonresidential Real Estate” and “Accruing Restructured Loans”, respectively. At March 31, 2017, and June 30, 2016, Loan O-1 was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. As of September 30, 2011, Loan O-1 was put on accrual because of its sufficient payment history, but was still considered a TDR and thus continued to be classified as substandard. However, after the December 31, 2016 quarterly impairment analysis was completed, it was determined that an impairment of $175,000 was needed, and an impairment in the amount of $175,000 was established through a charge-off to the general allowance. Therefore, this loan was put back on nonaccrual and remained classified as substandard and continued to be reported as a TDR. In the December 31, 2016 quarter the other loan in this relationship, Loan O-2, was paid in full with no loss experienced by the Bank. At March 31, 2017 and June 30, 2016, the balance eof Loan O-2 was $0 and $890,000, respectively. When the balloon payment became due in the March 2017 quarter, the co-borrowers did not sell the property, nor did they refinance the loan with another lender. Therefore, subsequent to the end of the March 31, 2017 quarter, the Bank filed a complaint for foreclosure. An impairment analysis was performed at March 31, 2017, and no further impairment was required. A more detailed history of the Note A loan (Loan O-1) and the Note B loan follows.

In June 2006, Loan O-1 was originated and comprised of one loan for $1.1 million. In the June 2010 quarter, the co-borrowers approached the Bank and advised that the anchor tenant was vacating the retail strip center. Independent appraisals were ordered and received, and reflected the value of the property had decreased to a value of $900,000 from the value of $1.4 million in June 2006. A specific valuation allowance was established for $360,000 to reduce the net carrying value down to $720,000, or 80% loan to value. In the March 2011 quarter, the co-borrowers again approached the Bank and advised that even though they had been able to replace the anchor tenant, the lease amount that they were receiving was 20% less than the previous tenant. A new appraisal was ordered and received in the March 2011 quarter, and reflected the value of the property had decreased to a value of $828,000 from the value of $900,000 in June 2010. The Bank reviewed the present value of future cash flow of this property and the one loan was restructured using the Note A/B split note strategy. Based on the present value of future cash flow of the property, the Note A loan (Loan O-1) was for $810,000, with a below market rate of interest of 2%, for a 30 year term, and a two year balloon payment. The carrying value of the Loan O-1 continued on nonaccrual and a classification of substandard, but was also reported as a TDR. The Note B loan was for $360,000 (inclusive of the $360,000 specific valuation allowance established in June 2010) and was charged-off. In September 2011, because there were six consecutive payments made and the cash flow of the property from updated financial information indicated that the debt service coverage ratio was adequate, the loan was placed on accrual. However, because of the below market interest rate, an impairment of $28,750 was established. During the March 2013 quarter, the balloon payment from the March 2011 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated March 2013 showed a value of $825,000, a decrease of $3,000 from the value of $828,000 in the March 2011 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The loan amount for the Note A loan (Loan O-1) was decreased to $761,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 30 year term, and a three year balloon payment. This loan was placed on accrual (because of its sufficient payment history). However, the classification remained substandard and the loan was still reported as a TDR. Also, because this loan now had a market rate of interest, the impairment amount of $28,750 was removed. The Note B loan was for $376,000 (inclusive of the $366,000 charge-off from March 2011) and was charged-off. During the March 31, 2016 quarter, the balloon payment from the March 2013 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated February 2016 showed a value of $870,000, an increase of $45,000 from the value of $825,000 in the March 2013 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having a one year balloon payment. At this time, the Bank advised the co-borrowers that there would be no further renewal of the loan. The loan amount for the Note A loan (Loan O-1) had decreased to $723,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 27 year term, and a one year balloon payment. This loan was placed on accrual because of its sufficient payment history. However, the classification remained substandard and the loan was still reported as TDR. There was no increase in the principal balance ($376,000) of the Note B loan from that loan’s prior restructuring in March 2013, and therefore, the charge-off amount ($376,000) remained the same as in March 2013. The interest rate remained at 0%, as the loan had been charged-off.

•	Loan Relationship R. At March 31, 2017 and June 30, 2016, Loan Relationship R was comprised of one loan, having a carrying value of $601,000 and $890,000, respectively. This loan is, and has always been, an interest only loan. This loan is secured by 48.54 acres of land, of which 12.54 acres is in the right of way of an Ohio highway, and is located in southwestern Ohio. The borrower is a “subchapter S” Corporation. The co-borrowers, who were individually signed, were originally a husband and wife who were 100% owners of the corporation. The husband passed away in 2015; the wife is the only remaining borrower, still individually signed, and owns 100% of the corporation. At March 31, 2017, the Loan R carrying value is included in the table for “Nonaccrual, Land”, and at June 30, 2016, the carrying value of Loan R was not included in the table for “Nonaccrual, Land”. In the “Credit Risk Profile by Internally Assigned Grade” table, Loan R is classified as substandard at March 31, 2017, and as special mention at June 30, 2016.

Loan R is performing in accordance with its renewed terms at March 31, 2017. A more detailed history of Loan Relationship R follows.

The land was purchased by the co-borrowers in 1997 as an investment for future development. The Bank originated Loan R on the land in November 2003. Since the Bank made the original loan in 2003, this loan has been renewed three times. The loan was set to renew again in March 2017. The Bank ordered an appraisal during the March 2017 quarter. The Bank also analyzed the cash flow and the liquid assets of the remaining co-borrower. After this analysis, the Bank ordered an appraisal based on the market value and the liquidation value of the property. The market value of the property was $1,940,000 and the liquidation value of the property was $1,070,000. Because of the results of the financial analysis performed on the co-borrower, and the fact that the property had not been sold, the Bank completed an impairment analysis of the property using the liquidation value. After the impairment analysis was completed, it was determined that an impairment of $255,000 was needed. An impairment in the amount of $255,000 was established through a charge-off to the general allowance. The remaining balance of $601,000 was put on nonaccrual as stated above. This loan was renewed in March 2017, but only for one year (new maturity date is March 2018). The borrower has confirmed her intent to have the property sold by the date. If the property is not sold by this date, the Bank will review all of the options available to it, including foreclosure action.

The following table summarizes customer balances of all Note A/B format loans at March 31, 2017:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$85	$20	$105	1	1
Non-Residential real estate	888	482	1,370	2	2
Multi-family residential real estate	1,089	920	2,009	2	2
Total (1)	$2,062	$1,422	$3,484	5	5

(1)	Included in this total are an aggregate of $1.8 million comprised of Note A loans and $1.3 million comprised of Note B loans that are included in the discussion of Loan Relationships F, H and O.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At March 31, 2017
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,305	$215	$1,520	$—	$1,520	16	$1,737
Non-Residential real estate	—	1,159	1,159	—	1,159	3	1,231
Total	$1,305	$ 1, 374	$2,679	$—	$2,679	19	$2,968

The following table is a roll forward of activity in our TDRs:

	Three months ended March 31, 2017		Nine months ended March 31, 2017
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$2,941	21	$3,720	22
Additions to TDR	—	—	—	—
Charge-offs	—	—	(175)	—
Removal of TDRs	(172)	(1)	(300)	(2)
Impairment Reversal	—	—	—	—
Payments	(90)	(1)	(566)	(1)
Ending balance	$2,679	19	$2,679	19

Loans that were included in TDRs at March 31, 2017 and June 30, 2016 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At March 31, 2017 and June 30, 2016, all loans classified as TDRs required principal and interest payments.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At March 31,
	2017	2016
	(In thousands)
Special mention assets	$1,446	$3,616
Substandard assets	4,685	6,374
Total classified assets	$6,131	$9,990

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at March 31, 2017 and at June 30, 2016.

At March 31, 2017:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- Family Residential Real Estate	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$128,255	$32,348	$6,363	$13,780	$63,347	$9,409	$2,209	$9,175	$264,886
Watch	2,813	529	3,791	2,063	5,997	2,519	66	665	18,443
Special mention	46	171	85	-	1,144	—	—	—	1,446
Substandard	1,936	390	465	-	1,245	—	649	—	4,685
Total	$133,050	$33,438	$10,704	$15,843	$71,733	$11,928	$2,924	$9,840	$289,460

At June 30, 2016:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- Family Residential Real Estate	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$125,089	$33,820	$7,007	$13,914	$48,886	$3,814	$1,119	$8,475	$242,124
Watch	2,545	582	4,298	2,118	5,018	4,741	54	1,967	21,323
Special mention	681	218	160	-	3,201	-	890	-	5,150
Substandard	2,568	398	695	-	1,876	-	88	-	5,625
Total	$130,883	$35,018	$12,160	$16,032	$58,981	$8,555	$2,151	$10,442	$274,222

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At March 31, 2017		At June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family owner-occupied mortgage	$744	$57	$594	$552
Consumer	158	—	109	49
One- to four-family non-owner occupied mortgage	—	—	95	30
Multi-family residential real estate	—	—	—	—
Non-Residential real estate mortgage	535	—	—	—
Construction	—	—	—	—
Land	—	—	14	—
Commercial and agricultural	—	—	—	—
Total	$1,437	$57	$812	$631

The following table illustrates the changes to the allowance for loan losses for the three and nine months ended March 31, 2017:

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- family Non- owner Occupied Mortgage	Multi- Family Residential Real Estate	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2017:	$1,230	$421	$68	$393	$2,170	$112	$20	$169	$4,583
Charge offs	(38)	(36)	(7)	—	—	—	(255)	—	(336)
Recoveries	32	26	—	5	2	—	—	—	65
Provision (credit)	(109)	(77)	4	(82)	(68)	34	356	(47)	11
Ending Balance:	$1,115	$334	$65	$316	$2,104	$146	$121	$122	$4,323

Allowance for Credit Losses:
Balance, July 1, 2016:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge offs	(47)	(174)	(7)	—	(600)	—	(255)	—	(1,083)
Recoveries	62	158	—	11	247	—	—	—	478
Provision (credit)	(135)	(76)	(36)	30	(120)	14	366	—	43
Ending Balance:	$1,115	$334	$65	$316	$2,104	$146	$121	$122	$4,323

Balance, Individually Evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—

Balance, Collectively Evaluated	$1,115	$334	$65	$316	$2,104	$146	$121	$122	$4,323

Financing receivables:
Ending balance	$133,050	$33,438	$10,704	$15,843	$71,733	$11,928	$2,924	$9,840	$289,460

Ending Balance: individually evaluated for impairment	$1,936	$390	$257	$—	$1,159	$—	$649	$—	$4,391

Ending Balance: collectively evaluated for impairment	$126,498	$30,785	$10,284	$15,843	$70,478	$11,928	$2,275	$9,833	$277,924

Ending Balance: loans acquired at fair value	$4,616	$2,263	$163	$—	$96	$—	$—	$7	$7,145

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At March 31,			At June 30,
	2017			2016
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,180	27.3%	49.7%	$1,343	27.5%	52.2%
Multi-family residential real estate	316	7.3	5.5	275	5.6	5.8
Non-Residential real estate	2,104	48.6	24.8	2,577	52.8	21.5
Land	121	2.8	1.0	10	0.2	0.8
Agricultural	59	1.4	1.5	95	1.9	2.2
Commercial	63	1.5	1.9	27	0.6	1.6
Consumer	334	7.7	11.5	426	8.7	12.8
Construction	146	3.4	4.1	132	2.7	3.1
Total allowance for loan losses	$4,323	100.0%	100.0%	$4,885	100.0%	100.0%
Total loans	$289,460			$274,222

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $35.5 million at March 31, 2017 and $29.0 million at June 30, 2016. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $36.1 million at March 31, 2017. Total securities classified as available-for-sale were $151.1 million at March 31, 2017.

In addition, at March 31, 2017, we had the ability to borrow a total of approximately $64.5 million from the Federal Home Loan Bank of Indianapolis.

At March 31, 2017, we had $43.7 million in loan commitments outstanding, consisting of $7.2 million in mortgage loan commitments, $27.6 million in unused home equity lines of credit, $8.5 million in commercial lines of credit and $388,000 in other loan commitments. Certificates of deposit due within one year of March 31, 2017 totaled $73.3 million. This represented 55.0% of certificates of deposit at March 31, 2017. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us either by rolling the certificates into new maturities or by allowing the funds to be placed into checking or savings accounts. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including several risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2016.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2017:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017 (unaudited)	(dollars in thousands)
Common equity tier 1 risk-based capital	$59,646	20.69%	$12,974	4.5%	$18,740	6.5%
Tier 1 risk-based capital	59,646	20.69	17,298	6.0	23,064	8.0
Total risk-based capital	63,261	21.94	23,064	8.0	28,830	10.0
Tier 1 leverage	59,646	11.23	21,387	4.0	26,734	5.0

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

For the three and nine months ended March 31, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 27, 2016. The main components of market risk for the Company are interest rate risk and liquidity risk. We manage the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts generally react more quickly to changes in market interest rates than loans due to the volume of non-maturing deposits in combination with shorter maturities of deposits. As a result, sharp and sustained increases in interest rates may adversely affect our earnings while decreases in interest may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have simulated our earnings and our economic value of equity under a variety of interest rate scenarios in order to quantify an estimate of the effect of various rising rate and declining rate scenarios. These simulations are performed quarterly and involve a detailed review of all loans and deposits at the account level. Simulations are performed using both ramped changes to interest rates and immediate shocks in order to quantify the risk of rapidly changing interest rates. In addition, simulations are run using both parallel and non-parallel shifts in the yield curve in order to quantify the risk of changes to the shape of the yield curve. Critical assumptions including loan prepayment expectations, deposit decay rates and repricing beta factors were derived from historical studies and in some cases may be adjusted based upon management’s expectations involving customer behavior, the competitive and economic environments and other factors. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally, selling in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one-to four-family residential real estate loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

We use an economic value of equity analysis prepared by a consulting firm to review our level of long-term interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents an estimate of the market value of portolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items, where appropriate. These analyses assess the risk of loss in market risk-sensivite instruments in the event of a sustained 100 to 400 basis increase or a 100 basis point decrease in market interest rates with no effect given to steps that we might take to counter the effects of that interest rate movement. Due to the overall historically low level of interest rates, an analysis of decreasing market interest rates of more than 100 basis points is not performed.

The following table presents the change in our net economic value of equity at December 31, 2016, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$81,356	$(7,287)	(8.22)%	17.53%
300	89,061	418	0.47%	18.50%
200	90,521	1,878	2.12%	18.24%
100	90,460	1,817	2.05%	17.69%
0	88,643	—	—%	16.81%
(100)	79,977	(8,666)	(9.78)%	14.77%

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

During the quarterly period ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2017, repurchases of the Company’s common stock were as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 to January 31, 2017	1,700	$16.150	1,700	196,215
February 1 to February 28, 2017	1,000	$17.300	1,000	195,215
March 1 to March 31, 2017	—	—	—	195,215
Total	2,700	$16.576	2,700

Item 3. Defaults Upon Senior Securities

  Not applicable

Item 4. Mine Safety Disclosures

  Not applicable

Item 5. Other Information

  Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1305 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: May 15, 2017	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date: May 15, 2017	By:	/s/ David Z. Rosen
David Z. Rosen
Chief Financial Officer

