Form 10-K
period 2017-06-30
United Community Bancorp
filed 2017-09-26
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2016 was $58.1 million. The number of shares outstanding of the registrant’s common stock as of September 26, 2017 was 4,201,113.

i

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

●	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

●	conditions in the securities markets and real estate markets or the banking industry;

●	changes in interest rates, which may affect our net interest income, net income, and other future cash flows, or the market value of our assets and liabilities;

●	changes in deposit flows and wholesale borrowing facilities;

●	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

●	changes in our credit ratings or in our ability to access the capital markets;

●	changes in our customer base or in the financial or operating performance of our customers’ businesses;

●	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

●	changes in the quality or composition of our loan or securities portfolios;

●	changes in competitive pressures among financial institutions or from non-financial institutions;

●	the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel of any banks we may acquire, into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

●	our ability to retain key members of management;

●	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

●	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

●	any interruption in customer service due to circumstances beyond our control;

●	potential exposure to unknown or contingent liabilities of companies we have acquired or target for acquisition;

ii

●	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;

●	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

●	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

●	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

●	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, environmental protection, and insurance; and the ability to comply with such changes in a timely manner;

●	additional FDIC special assessments or required assessment prepayments;

●	changes in accounting principles, policies, practices or guidelines;

●	the ability to keep pace with, and implement on a timely basis, technological changes;

●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

●	war or terrorist activities; and

●	other economic, competitive, governmental, regulatory, and geopolitical factors affecting our operations, pricing, and services.

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

iii

PART I

Item 1. Business

United Community Bancorp. United Community Bancorp, Inc. is an Indiana corporation (“United Community Bancorp” or the “Company”) that was incorporated in March 2011 to be the successor corporation to old United Community Bancorp (“Old United Community Bancorp”), the former stock holding company for United Community Bank (the “Bank”), upon completion of the mutual-to-stock conversion of United Community MHC, the former mutual holding company for United Community Bancorp. The mutual-to-stock conversion was completed on January 9, 2013. As part of the conversion, all outstanding shares of Old United Community Bancorp common stock (other than those owned by United Community MHC) were converted into the right to receive 0.6573 of a share of United Community Bancorp common stock resulting in 2,089,939 shares issued in the exchange without giving effect to cash distributed for fractional shares. In addition, a total of 3,060,058 shares of common stock were sold in the subscription and community offerings at the price of $8.00 per share, including 194,007 shares of common stock purchased by the United Community Bancorp Employee Stock Ownership Plan (the “ESOP”). As of June 30, 2017, United Community Bancorp had 4,205,980 shares outstanding. As a savings and loan holding company, United Community Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

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

United Community Bank. United Community Bank is a federally chartered savings bank and was created on April 12, 1999 through the merger of Perpetual Federal Savings and Loan Association and Progressive Federal Savings Bank, both located in Lawrenceburg, Indiana. On June 4, 2010, United Community Bank acquired three branches from Integra Bank National Association all of which are located in Ripley County, Indiana. At June 30, 2017, we had approximately $536.9 million in assets and $453.7 million in deposits. We operate as a community-oriented financial institution offering a wide menu of banking services and products to consumers and businesses in our market areas. Recent years have seen the expansion of services we offer from a traditional savings and loan product mix to those of a full-service financial institution servicing the needs of consumer and commercial customers. United Community Bank attracts deposits from the general public and local municipalities and uses those funds to originate one- to four-family real estate, multi-family real estate and nonresidential real estate, construction, commercial and consumer loans. Generally, fixed-rate one- to four-family residential conforming loans with terms of more than ten years that we originate are sold in the secondary market with the servicing retained. Such sales generate mortgage banking income. The remainder of our loan portfolio is originated for investment. United Community Bank also maintains an investment portfolio. United Community Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”) and its deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation, referred to as the FDIC. United Community Bank is also a member of the Federal Home Loan Bank of Indianapolis.

UCB Real Estate Management Holdings, LLC. UCB Real Estate Management Holdings, LLC is a wholly-owned subsidiary of United Community Bank. The entity was formed for the purpose of holding real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. Real estate assets held totaled $93,000 as of June 30, 2017.

UCB Financial Services, Inc. UCB Financial Services, Inc., a wholly owned subsidiary of the Bank, owns and manages a portion of the Bank’s municipal bond portfolio, and is used for the collection of commissions from a wealth management partner.

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

Competition

We face significant competition for the attraction of deposits and the origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. As the use of the internet has grown, we also face significant competition from financial institutions and other financial service companies across the nation and around the world with internet banking platforms. At June 30, 2016, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation (“FDIC”), we held approximately 40.8% of the deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the eight financial institutions with offices in Dearborn County, and 10.9% of the deposits in Ripley County, which was the fifth largest market share out of the nine financial institutions with offices in Ripley County. In addition, banks owned by large out-of-state bank holding companies such as Fifth Third Bancorp, PNC Bank and U.S. Bancorp also operate in our market areas.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our future growth. Nevertheless, total deposits increased $14.8 million from June 30, 2016 to June 30, 2017. The deposit growth during the year is comprised of $7.8 million in retail growth and $7.0 million in municipal deposit growth.

Lending Activities

General. We originate loans primarily for investment purposes. Historically, our primary lending activity has been the origination of one- to four-family mortgage loans secured by homes in our local market area, particularly in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. A significant portion of this historical lending activity has been the origination for retention in our portfolio of adjustable-rate mortgage (“ARM”) loans collateralized by one- to four-family residential real estate located within our primary market area. The low interest rate environment that has persisted over the last few years has required that we augment adjustable rate originations with select 10-year fixed rate loan originations as well as select 15-year fixed loan originations. Mortgage loans with a fixed term of more than 15 years are generally sold to the secondary market with servicing retained. In order to further complement our traditional emphasis of one- to four-family residential real estate lending, significant segments of our loan portfolio consist of nonresidential real estate and land loans, multi-family real estate loans, commercial loans, agricultural loans, and consumer loans. Between 2006 and 2010, we increased and diversified our lending efforts in the metropolitan Cincinnati market area and, to a lesser extent, in Northern Kentucky and the Indiana counties outside of our local market area, particularly with respect to nonresidential and multi-family real estate lending. In June 2010, we implemented a strategy to deemphasize the origination of nonresidential real estate and multi-family real estate loans, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consequently, between June 2010 and the quarter ended December 31, 2013, our multifamily and nonresidential real estate lending origination activity outside, and to a lesser extent inside, of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana had been limited to the renewal, refinancing and restructuring of these types of loans. During the quarter ended December 31, 2013 we reviewed the economic environment in our lending markets and implemented a controlled growth strategy to prudently increase commercial and commercial real estate lending, including in the Cincinnati and Northern Kentucky markets. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios.

For additional information regarding our strategy to deemphasize the origination of multi-family and nonresidential real estate loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “– Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income” and “– Risk Management – Analysis of Nonperforming and Classified Assets.”

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. As a result of the continued low interest rate environment during the past several years, a greater percentage of our one- to four-family loan originations consisted of fixed-rate one- to four-family mortgage loans. Our practice in recent years has generally been to (i) sell in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one- to four-family residential real estate loans on a servicing retained basis, without recourse to United Community Bank, and (ii) to hold in our portfolio fixed-rate loans with 10-year terms or less and adjustable-rate loans. At times, we have also placed select loans with a 15-year fixed term on the balance sheet. Beginning in the quarter ended June 30, 2017, after modeling the impact to our Asset/Liability profile, we began placing select mortgage loans with a 15-year fixed term on the balance sheet. This practice may change at any time, but the impact of the strategy will be monitored in conjunction with our Asset/Liability Committee meetings. In the past, we have occasionally purchased loans and purchased participation interests in loans originated by other institutions to supplement our origination efforts. At June 30, 2017, loans serviced by United Community Bank for others totaled $81.4 million, resulting in $190,000 in servicing fee income during the year ended June 30, 2017. At June 30, 2016, loans serviced by United Community Bank for others totaled $68.9 million, resulting in $164,000 in servicing fee income during the year ended June 30, 2016. During the years ended June 30, 2017 and 2016, we sold $23.7 million and $11.3 million, respectively, of fixed-rate one- to four-family loans. As of June 30, 2017, and 2016, we had $1.0 million and $783,000, respectively, of mortgage loans held for sale recorded at the lower of cost or fair value.

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

ARM loans decrease the risk associated with increases in market interest rates by periodically repricing, but involve other risks. As interest rates increase, the required periodic payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the terms of the ARM loans, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. Decreasing interest rates could result in a downward adjustment of the contractual interest rates, subject to interest rate floor, resulting in lower interest income. At June 30, 2017, 35.7% of our loan portfolio consisted of one- to four-family residential loans with adjustable interest rates.

We generally do not make conventional one-to-four family real estate loans with loan-to-value ratios exceeding 80% without requiring private mortgage insurance. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance and flood insurance for loans on properties located in a flood zone before closing the loan.

We do not offer, and have not previously offered, subprime, Alt-A, low-doc, no-doc loans or loans with negative amortization and generally do not offer interest-only loans.

At June 30, 2017, we had $144.3 million in One-to four-family real estate loans outstanding, or 50.5% of total loans.

Multi-Family Real Estate Loans. We offer adjustable-rate mortgage loans secured by multi-family real estate. Our multi-family real estate loans are generally secured by apartment buildings within and outside our primary market area. At June 30, 2017, approximately 56.1% of our multi-family real estate loans were secured by properties located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana, 100% of which were in the Cincinnati and Northern Kentucky markets. In June 2010, we implemented a strategy to deemphasize the origination of nonresidential real estate and multi-family real estate loans, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced significant financial difficulties during the recent economic downturn, which resulted in the Bank incurring losses and being required to devote a significant amount of management’s time and energy to overseeing these relationships. Consequently, between June 2010 and the quarter ended December 31, 2013, our multi-family and nonresidential real estate lending origination activity outside of, and to a lesser extent within, Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana was limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy, we amended our loan policy to reduce our concentration limits for multi-family real estate loans to 75% of the sum of tier 1 risk-based capital plus our allowance for loan losses. During the quarter ended December 31, 2013 we reviewed the economic environment in our lending markets and implemented a controlled growth strategy to prudently increase multi-family and nonresidential real estate lending, including in the Cincinnati and Northern Kentucky markets. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios. At June 30, 2017, none of the nonperforming assets were multi-family residential real estate loans. For additional information regarding our troubled debt restructurings, controlled growth strategy and our multi-family residential lending, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality,” “–Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income” and “ – Risk Management – Analysis of Nonperforming Assets.”

These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. Our portfolio primarily includes adjustable-rate multi-family real estate loans with terms up to 30 years. Amortization periods for loans originated since 2014 typically do not exceed 25 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread, or the one, three, or five-year US Treasury index as published by the Federal Reserve Board in Statistical Release H.15, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is generally six percentage points over the initial interest rate of the loan. Our adjustable-rate multi-family loans generally do not provide for a decrease in the rate paid below the initial contract rate. Loans are secured by first mortgages that generally do not exceed 80% of the lesser of the property’s appraised value or the purchase price, the maximum amount of which is limited by our in-house loans to one borrower limit, which currently is $6.4 million. When the borrower is a corporation, partnership or other entity, we generally require that significant equity holders serve as co-borrowers or guarantors on the loan. Environmental reports are generally required for all multi-family loans.

Loans secured by multi-family real estate generally have larger balances and involve a greater degree of inherent risk than one- to four-family residential mortgage loans. A primary concern in multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow expectations of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor project and global cash flows on multi-family real estate loans, we typically require borrowers, co-borrowers, and guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family real estate loan, we consider the net operating income of the property, the borrower’s character and expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (cash available to service debt divided by required debt service) of at least 1.20x.

At June 30, 2017, we had $15.4 million in multi-family real estate loans outstanding, or 5.4% of total loans. The largest outstanding multi-family real estate loan at such date had an outstanding balance of $6.5 million and is secured by multiple apartment buildings. This loan was performing in accordance with its original contractual terms at June 30, 2017. The total outstanding is a Board approved exception to our in-house limit, which was $6.4 million as of June 30, 2017.

Nonresidential Real Estate and Land Loans. We offer adjustable-rate mortgage loans secured by owner-occupied and non-owner occupied nonresidential real estate. Our nonresidential real estate loans are generally secured by commercial buildings. These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. We originate adjustable-rate nonresidential real estate loans with terms up to 30 years. Amortization periods for loans originated since 2014 typically do not exceed 20 years. Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of one to seven years, with the adjustable-rate generally being based on the prime interest rate as published in The Wall Street Journal, plus a spread, or the one, three, or five-year US Treasury index as published by the Federal Reserve Board in Statistical Release H.15, plus a spread. The maximum amount by which the interest rate may be increased is generally two percentage points per adjustment period and the lifetime interest rate cap is generally six percentage points over the initial interest rate of the loan. Loans are secured by first mortgages that generally do not exceed 80% of the property’s appraised value or the purchase price (70% for improved land only loans and 50% for unimproved land only loans), the maximum amount of which is limited by our in-house loans to one borrower limit, which currently is $6.4 million. When the borrower is a corporation, partnership or other entity, we may require that significant equity holders serve as co-borrowers or as personal guarantors of the loan. As of June 30, 2017, approximately $1.1 million, or 37.7%, of our nonperforming assets were nonresidential real estate loans.

In June 2010, we implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. The strategy was implemented to address the fact that multi-family and nonresidential real estate loans, particularly those originated outside of the Bank’s traditional southeastern Indiana market area, experienced the most financial difficulty during the recent economic downturn, in turn causing the Bank to incur losses and devote an inordinate amount of management oversight to these relationships. Consequently, between June 2010 and the quarter ended December 31, 2013, our multi-family and nonresidential real estate lending origination activity outside of, and to a lesser extent within, Dearborn, Ripley, Franklin, Ohio and Switzerland Counties in Indiana was limited to the renewal, refinancing and restructuring of these types of loans. As part of the strategy, we amended our loan policy to reduce our concentration limits for nonresidential real estate loans to 100% of the sum of tier 1 risk-based capital plus our allowance for loan losses. During the quarter ended December 31, 2013 we reviewed the economic environment in our lending markets and implemented a controlled growth strategy to prudently increase multi-family and nonresidential real estate lending, including in the Cincinnati and Northern Kentucky markets. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios. For additional information regarding our troubled debt restructurings, controlled growth strategy and our nonresidential real estate and land loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Operating Strategy – Improving our asset quality”, “ – Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income” and “ – Risk Management – Analysis of Nonperforming and Classified Assets.”

Loans secured by nonresidential real estate generally have larger balances and involve a greater degree of inherent risk than one- to four-family residential mortgage loans. Our primary concern in nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow expectations of the project or business. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family residential real estate loans to adverse conditions in the real estate market or the economy. To monitor project, business and global cash flows on nonresidential real estate loans, we typically require borrowers, co-borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise and character, credit history and profitability and the value of the underlying property. In addition, with respect to rental properties, we will also consider the term of the leases and the credit quality of the tenants. We may require that the properties securing these real estate loans have debt service coverage ratios (cash available to service debt divided by required debt service) of at least 1.20x. Environmental reports are generally required for nonresidential real estate loans.

We also originate loans secured by unimproved property, including lots for single-family homes and for mobile homes, raw land, commercial property and agricultural property. The interest rates charged on our land loans are typically higher the interest rates charged on our nonresidential and multi-family real estate loans due to the higher level of inherent risk. Loans secured by undeveloped land or improved lots generally involve greater risks than one- to four-family residential mortgage lending because land loans are more complex, more difficult to evaluate and require more extensive monitoring. If the estimate of value proves to be inaccurate or changes over time, in the event of default and foreclosure, we may be confronted with a property with a value that is insufficient to assure full repayment. Loan amounts generally do not exceed 70% and 50% of the lesser of the appraised value or the purchase price for improved and unimproved land loans, respectively.

At June 30, 2017, we had $74.8 million in nonresidential real estate loans outstanding, or 26.2% of total loans, and $3.0 million in land loans outstanding, or 1.1% of total loans. At June 30, 2017, the largest outstanding nonresidential real estate loan had an outstanding balance of $5.6 million and was performing in accordance with its original contractual terms at that date. At June 30, 2017, our largest land loan, which was performing in accordance with its original terms at that date, had an outstanding balance of $586,000 and was secured by a commercial land development.

Construction Loans. We originate adjustable-rate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings and nonresidential properties (owner occupied and non-owner occupied). Our construction loans generally provide for the payment of interest only during the construction phase, which is typically nine months for residential properties and 12 months for commercial properties. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio not to exceed 80% without private mortgage insurance on residential construction and 80% on commercial construction at the time the loan is originated. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also typically require an inspection and title update of the property before disbursement of funds during the term of the construction loan.

At June 30, 2017, we had $5.2 million of construction loans, or 1.8% of total loans.

At June 30, 2017, our largest residential construction loan was for $441,000, of which the entire balance was outstanding. At June 30, 2017, our largest commercial construction loan relationship was for $1.7 million, of which the entire balance was outstanding.

Commercial Loans. We make commercial business loans to professionals, sole proprietorships, partnerships and other small businesses primarily in our market area. We extend commercial business loans on an unsecured basis and secured basis, the maximum amount of which is limited by our in-house loans to one borrower limit.

We also originate secured and unsecured commercial lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows. Commercial lines of credit are typically secured by business assets or nonresidential real estate and are typically adjustable-rate loans whose rates are based on the prime interest rate as published in The Wall Street Journal, plus a spread, and adjust monthly. Commercial lines of credit have maximum terms of one to five years, depending on the collateral. We also originate commercial lines of credit secured by marketable securities and unsecured lines of credit. Our commercial lines of credit typically require interest only payments to be paid on a monthly or quarterly basis.

We also originate secured and unsecured commercial loans. Secured commercial loans are generally collateralized by business assets, including accounts receivable, inventory, industrial/commercial machinery, equipment, furniture and fixtures and marketable securities. We originate both fixed-rate and adjustable-rate commercial loans with terms up to seven years for secured loans and up to three years for unsecured loans unless there is an adequate credit enhancement to the loans such as an SBA guarantee. Term limits for larger machinery and equipment may be extended to ten years. Terms assigned to a specific loan generally will not exceed the useful life of the collateral. Adjustable-rate loans are typically based on the prime interest rate as published in The Wall Street Journal, plus a spread, and adjust either monthly or annually. Where the borrower is a corporation, partnership or other entity, we generally require significant equity holders to be co-borrowers or guarantors on the loan.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

At June 30, 2017, we had $5.4 million of commercial loans outstanding, or 1.9% of total loans.

At June 30, 2017, our largest commercial loan was a $712,000 loan which was secured primarily by personal aircraft. This loan was performing in accordance with its original contractual terms at June 30, 2017.

Consumer Loans. We offer a variety of consumer loans, primarily home equity loans and lines of credit, and, to a much lesser extent, loans secured by savings accounts or certificates of deposit, new farm and garden equipment, new and used automobiles, recreational vehicle loans and secured and unsecured personal loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans and lines of credit with a maximum combined loan to value ratio of 90%. Our lowest interest rates are generally offered to customers with a maximum combined loan to value ratio of 80% or less. Home equity lines of credit have adjustable-rates of interest that are typically based on the prime interest rate as published in The Wall Street Journal, plus a spread. Home equity lines of credit have terms up to 25 years and generally require that only interest be paid on a monthly basis during the 10-year draw period then converting to principal and interest payments over the remaining 15 years of the loan. Interest rates on these loans typically adjust monthly. We offer fixed-rate and adjustable-rate home equity loans. Home equity loans with fixed-rates have terms up to 10 years. Home equity loans with adjustable-rates have terms up to 30 years. Interest rates on these loans are based on the prime interest rate as published in The Wall Street Journal, plus a spread. We hold a first mortgage position on the majority of the homes that secure our home equity loans and home equity lines of credit.

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

We offer secured consumer loans with fixed interest rates and terms up to 10 years and secured lines of credit with adjustable-rates typically based on the prime interest rate as published in The Wall Street Journal with terms up to 25 years. We also offer fixed-rate unsecured consumer loans with terms up to five years. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Management–Liquidity Management.” At June 30, 2017, we had $33.6 million of consumer loans outstanding, or 11.8% of total loans.

Agricultural Loans. Originally, our agricultural loans were acquired in connection with our acquisition of the Ripley County branch offices in 2010. However, we continue to devote efforts to growing the agricultural segment of our loan portfolio due to the opportunities in our markets. Our agricultural loans generally consist of short and medium-term loans and lines of credit that are primarily used for crops, livestock, equipment and general operations. Agricultural loans are ordinarily secured by assets such as livestock, crops, equipment, or real estate and are repaid from the operations of the farm. Agricultural lines of credit generally have maturities of three years or less. At June 30, 2017, we had $3.9 million of agricultural loans outstanding, or 1.3% of total loans.

At June 30, 2017, our largest outstanding agricultural loan balance was $934,000, and is secured by real estate and a UCC filing on all business assets. This loan was performing in accordance with its original contractual terms at June 30, 2017.

Loan Underwriting Risks

Adjustable-Rate Loans. While it is expected that adjustable-rate mortgage loans will better offset the adverse effects of a potential increase in interest rates when compared to fixed-rate mortgage loans, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a higher interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. We stress test adjustable-rate mortgage loans and home equity lines of credit during underwriting in order to assess the borrower’s ability to repay under higher interest rate scenarios.

Multi-Family and Nonresidential Real Estate and Land Loans. Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project or business. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor project, business and global cash flows on multi-family and nonresidential real estate loans, we typically require borrowers, co-borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property or the repayment capacity of the business, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (cash available to service debt divided by required debt service) of at least 1.20x. Environmental reports are generally required for all multi-family and nonresidential real estate loans. There is also a risk present for any adjustable-rate multi-family and nonresidential real estate and land loans in the event of rising interest rates. We stress test these loans at origination in order to assess the borrower’s ability to repay under higher interest rate scenarios.

We underwrite all purchased loan participations to our own underwriting standards and will not participate in a loan unless each participant has at least a 10% interest in the loan. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on commercial loan participations, we require the lead lender to provide us with annual financial statements from the borrower. Generally, we also conduct an annual internal loan review for purchased loan participations.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a property that does not have sufficient value to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans. Unlike one- to four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher inherent risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than do one- to four-family mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that may depreciate rapidly in value. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Agricultural Loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside our control and outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of government regulations. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. For loan relationships greater than $250,000, crop insurance is required at a minimum of 70% of the loan amount when the crops are the Bank’s primary collateral.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising, referrals from customers and other sources, and business development efforts. We advertise on television and on radio and in newspapers that are widely circulated in Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Accordingly, when our rates are competitive, we attract loans from throughout Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. We occasionally purchase loans and participation interests in loans to supplement our origination efforts. The networks of our lenders have also allowed us to obtain new loan business in the Cincinnati and Northern Kentucky markets in recent years. The Cincinnati and Northern Kentucky markets represent many opportunities for the Bank to continue to grow the loan portfolio.

We generally originate loans for our portfolio, but our current practice is to sell to the secondary market almost all newly originated conforming fixed-rate 20-, 25- and 30-year one-to four-family mortgage loans and to hold in our portfolio fixed-rate loans with 15-year terms or less and adjustable-rate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management considerations. Loans are sold to either Freddie Mac or Federal Home Loan Bank of Indianapolis with servicing retained.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.

The Board has granted individual and aggregate loan approval authority to the Management Loan Committee, consisting of the President, the Executive Vice President, the Senior Vice President of Lending and the Chief Credit Officer. The Board Loan Committee, consisting of the President and three to four Board members, may approve loans secured by either real estate or non-real estate assets up to $3.0 million and unsecured loans up to $1.5 million. The Management Loan Committee may approve loans secured by either real estate or non-real estate assets up to $1.5 million and unsecured loans up to $500,000. Through the Management Loan Committee, the Board has also granted authority to approve consumer loans to certain employees up to prescribed limits, depending on the officer’s experience and tenure.

All loans in excess of these limits must be approved by the full Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities generally is limited, by regulation, to 15% of tier 1 risk-based capital plus our allowance for loan losses. At June 30, 2017, our general regulatory limit on loans to one borrower was $9.6 million. On June 30, 2017, our largest lending relationship was a $6.5 million multi-family real estate loan relationship. The loan that comprises this relationship was performing according to the terms of the loan at June 30, 2017. In 2014, to reduce the risk of loss to any one borrower, the Board established a loans to one borrower limit of 10% of tier 1 risk-based capital plus our allowance for loan losses. At June 30, 2017, this limit was $6.4 million. Any relationship in excess of 10% at the time of implementation of our in-house limit was grandfathered.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage, consumer, and commercial loans conditioned upon the occurrence of certain events. Commitments to originate mortgage, consumer, and commercial loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 30 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, state and municipal governments, deposits at the Federal Reserve, the Federal Home Loan Bank of Indianapolis and other financial institutions and certificates of deposit of federally insured institutions. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit such investments at this time. We had no investments in derivative securities at June 30, 2017.

At June 30, 2017, our investment portfolio totaled $189.5 million and consisted primarily of municipal bonds, agency backed mortgage-backed securities and guaranteed portions of Small Business Administration (SBA) pools.

At June 30, 2017, the investment portfolio contained approximately $66.2 million of callable municipal bonds. The securities generally contain a one-time call option or may be called at any time following the initial call date. Reinvestment risk is present with callable securities, particularly during periods of declining market interest rates when issuers have economic incentive to call the debt and reissue at a lower rate. The risk for the investor is needing to reinvest the proceeds from called securities into securities with lower rates.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of income when demand for deposits exceeds demand for loans and to generate a favorable return. The Investment Committee, comprised of board members, is responsible for the implementation of the investment policy. The Management Investment Committee, comprised of the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, the Senior VP of Lending, and the Chief Credit Officer is responsible for monitoring our investment performance. Portfolio composition and performance are reviewed by our board of directors quarterly.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings, loan repayments and maturities and investment repayments and maturities are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the States of Indiana, Ohio and Kentucky. We attract deposits in our market area from existing customers and referrals from existing customers, through advertising and through our website. We offer a broad selection of deposit products, including noninterest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as interest-bearing checking and money market accounts), regular savings accounts and certificates of deposit. Municipal deposits comprise a substantial portion of our total deposits. At June 30, 2017, $107.2 million, or 23.6% of our total deposits, were municipal deposits compared to 43.7% of total deposits at June 30, 2007. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue to improve our funding mix by marketing lower cost core retail deposits, with the goal to reduce the portion of our deposit portfolio comprised of municipal deposits. Municipal deposits increased $7.0 million from June 30, 2016 to June 30, 2017. During that same period core deposits increased $15.5 million. At June 30, 2017, we did not utilize brokered deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the desired interest rate spread, our liquidity needs, customer preferences and rates offered by our competition. We generally review our deposit mix and pricing as needed.

Borrowings. We may utilize advances from the Federal Home Loan Bank of Indianapolis to supplement our liquidity from deposits or to manage interest rate risk. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Indianapolis and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (primarily securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the dollar balance of advances are based on the amount of FHLB stock owned by the institution, the amount of collateral that is acceptable for pledging, or by a resolution of our board. At June 30, 2017, $8.8 million was advanced from the Federal Home Loan Bank at an average interest rate of 2.19%, and we had the ability to draw up to an additional $64.5 million from the Federal Home Loan Bank.

Personnel

As of June 30, 2017, we had 96 full-time employees and 21 part-time employees, none of which are represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

United Community Bank has two wholly-owned subsidiaries, which are United Community Bank Financial Services, Inc. and UCB Real Estate Management Holdings, LLC. United Community Bank Financial Services, Inc. manages a portion of the Bank’s municipal bond portfolio and collects commissions from a wealth management partner. UCB Real Estate Management Holdings, LLC primarily manages the Bank’s real estate acquired through foreclosure.

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

Holding Company Regulation

General. As a savings and loan holding company, United Community Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning its activities. In addition, the Federal Reserve Board has enforcement authority over United Community Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to United Community Bank, and therefore to United Community Bancorp as its owner.

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

Capital Requirements. The minimum capital level requirements applicable to the United Community Bank are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The capital adequacy rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and will result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement is being phased in beginning in January      , 2016, at 0.625% of risk-weighted assets, and will increase by that amount each year until fully implemented in January     , 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

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

Insurance of Deposit Accounts. United Community Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Assessment rates range from 1.5 to 30 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of United Community Bank cannot predict what insurance assessment rates will be in the future.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of tier 1 risk-based capital plus the allowance for loan losses. An additional amount may be lent, equal to 10% of tier 1 risk-based capital plus the allowance for loan losses, if secured by specified readily-marketable collateral.

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

As of June 30, 2017, United Community Bank met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by institutions such as United Community Bank to its executive officers and directors as long as the loans are in compliance with federal banking laws. Under such laws, United Community Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities under their control, is limited. The law limits both the individual and aggregate amount of loans United Community Bank may make to insiders based, in part, on United Community Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The OCC has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from civil penalties, the issuance of a capital directive or cease and desist, order to remove officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. The FDIC has the authority to recommend to the Director of the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System

United Community Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. United Community Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. United Community Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2017 of $3.5 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent savings institutions and to contribute funds for affordable housing programs. These requirements, and general adverse operating results, could reduce the level of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, United Community Bank’s net interest income may also be adversely impacted.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. United Community Bank complies with the foregoing requirements.

Other Regulations

United Community Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●	Truth in Savings Act; requiring certain disclosures to inform consumers about fees, annual percentage yield, interest rate, and other terms for deposit accounts. The regulation also includes requirements on the payment of interest, the methods of calculating the balance on which interest is paid, the calculation of the annual-percentage yield, and advertising.

●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of United Community Bank also are subject to the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●	The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Federal and State Taxation

Federal Income Taxation

General. United Community Bank reports its income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to United Community Bank in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to United Community Bank. United Community Bank’s federal income tax returns have been either audited or closed under the statute of limitations through June 30, 2012. For its tax year ended June 30, 2017, United Community Bank’s maximum federal income tax rate was 34%.

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

Our nonperforming assets totaled $3.0 million, or 0.56% of total assets at June 30, 2017 and were comprised of $2.9 million of nonperforming loans and $93,000 of other real estate owned. This total represents an increase of $61,000 from the June 30, 2016 total of $3.0 million. The increase in nonperforming assets in fiscal year 2017 was primarily the result of the additions of new nonperforming loans in the current year partially offset by reductions due to loan payoffs, foreclosures, payments and movements of such loans to accruing status. Troubled debt restructurings are considered to be impaired loans. Our troubled debt restructurings decreased from $3.7 million at June 30, 2016 to $2.6 million at June 30, 2017, $1.3 million of which were on nonaccrual status and included in nonperforming loans. At June 30, 2016, $1.4 million of troubled debt restructurings were on nonaccrual status and included in nonperforming loans.

Our nonperforming assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing for an established period of time and the value of the underlying collateral supports recording interest income. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Write-downs to other real estate owned are typically charged directly to the income statement, which would have a negative impact on net income. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of nonperforming assets requires the active involvement of senior management, which can result in more time being devoted to resolution and less time devoted to overall supervision of operations and other income-producing activities of including new business opportunities. Finally, if our estimate of the allowance for loan losses is insufficient, we will have to increase the allowance accordingly through earnings. At June 30, 2017, our allowance for loan losses was $4.3 million, or 1.5% of total loans and 146.8% of nonperforming loans, compared to $4.9 million, or 1.8% of total loans and 169.2% of nonperforming loans at June 30, 2016.

Our multi-family and nonresidential real estate loans expose us to increased credit risks.

At June 30, 2017, our nonresidential real estate and multi-family real estate loans totaled $74.8 million and $15.4 million, respectively, or 26.2% and 5.4%, respectively, of our total loans outstanding. Nonresidential and multi-family real estate loans represented 37.7% and 0%, respectively, of our total nonperforming assets of $3.0 million at June 30, 2017. Our current strategy is to continue to execute on our controlled growth strategy by prudently growing multi-family residential and nonresidential real estate loans as well as other loan categories. We plan to continue to limit our exposure to loans involving properties outside of our local market area. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family mortgage loans. Also, some of our multi-family and nonresidential real estate and land borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family mortgage loan. During the year ended June 30, 2017, we experienced no charge-offs on multi-family real estate loans and $17,000 in recoveries resulting in a net recovery of $17,000. During the year ended June 30, 2017, we experienced charge offs of $600,000 on nonresidential real estate loans, offset by $248,000 of recoveries resulting in net charge-offs of $352,000.

We implemented a controlled loan growth strategy starting in 2014.

Prior to the quarter ended December 31, 2013, we deemphasized the origination of nonresidential and multi-family real estate loans as a strategic focus, particularly outside of Dearborn and Ripley Counties in Indiana. From June 30, 2006 through June 30, 2010, we experienced asset growth in excess of 38% in large part due to a determination to increase the size of our nonresidential and multi-family real estate portfolios and expand our lending efforts to southwestern Ohio and Northern Kentucky. While these lending areas are geographically proximate to the southeastern Indiana marketplace, the southwestern Ohio and Northern Kentucky real estate markets were more negatively impacted by the economic downturn. As a result, our loan relationships in these markets experienced disproportionate loan losses and required an extraordinary investment of managerial time to monitor in order to mitigate losses on these credits. In response, management elected to deemphasize multi-family and nonresidential lending in all markets until the economies in each of these markets materially improved and the level of our nonperforming assets in these segments of our loan portfolio materially declined. This strategy caused our one- to four-family residential mortgage loan portfolio and our investment securities portfolio to increase as a percentage of our interest-earning assets. At June 30, 2017, our nonresidential real estate and multi-family real estate loan portfolios totaled $90.2 million, or 16.8% of total assets, compared to $74.9 million, or 14.2% of total assets at June 30, 2016, and $124.3 million, or 25.3% of total assets, at June 30, 2010.

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

At June 30, 2017, troubled debt restructurings totaling $1.2 million were subject to balloon payments that must be repaid within the next three years. If the financial position of the borrowers of these loans is not sufficient to enable the borrowers to satisfy their balloon payments, we may have to further restructure the loans or foreclose and liquidate the collateral, which could result in an increase in non-accrual loans and/or additional provisions for loan losses.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we extend credit, we incur the risk that our borrowers will not repay their loans according to the contractual terms. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in an elevated level of charge-offs, which could require an increase to the allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with higher loan-to-value ratios. The decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in elevated charge-off levels and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency referred to as the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.50% of total loans and 146.8% of nonperforming loans at June 30, 2017.

Our emphasis on one- to four-family mortgage loans exposes us to credit risks.

At June 30, 2017, $144.3 million, or 50.5%, of our loan portfolio consisted of one- to four-family mortgage loans, and $30.7 million, or 10.75%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent economic conditions have resulted in a stabilization in real estate values in our market areas. If real estate values in our market area decline, real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by foreclosure and liquidation of the real estate collateral.

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

Gaming revenue is vulnerable to fluctuations in the local and national economies. There has been a slow and steady recovery in the national economy since 2009. The impact from the last recession on Lawrenceburg and its gaming industry was not as significant as in other parts of the country. However, tax revenue from the gaming industry has decreased in recent years due to increased competition from the nearby Ohio markets.

A continued deterioration in economic conditions generally, and a slowdown in gaming and tourism activities in particular, could result in the following consequences, any of which could adversely affect our business, financial condition, results of operations and prospects and expose us to a greater risk of loss:

●	Loan delinquencies may increase;

●	Problem assets and foreclosures may increase;

●	Demand for our products and services may decline; and

●	Collateral for loans made by us may decline in value, reducing the amount of money that our customers may borrow against the collateral, and reducing the value of assets and collateral associated with our loans.

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

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, investment securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and, to a lesser extent, wholesale borrowings).

The level of net interest income is a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are affected by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (FOMC) and market interest rates across the treasury curve.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is heavily influenced by the FOMC. However, the yields on our loans and securities are typically based on intermediate-term or long-term interest rates, which are set by the market and generally, vary daily. The level of net interest income is therefore influenced by movements in interest rates and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits at the preferred pricing levels, the fair value of our financial assets and liabilities, and the duration of our loan and securities portfolios.

Changes in interest rates could also have an effect on the slope of the yield curve. A flat or inverted yield curve could cause our net interest income to decline, which could have a material adverse effect on our net income and cash flows and the value of our assets.

Changes in interest rates particularly affect the value of our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in market interest rates. Unrealized gains and losses on securities available-for-sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available-for-sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. In addition, we invest in callable securities that expose us to reinvestment risk, particularly during periods of falling market interest rates when issuers of callable securities have an economic incentive to call their securities and reissue at a lower rate. In this scenario, we may have to reinvest the proceeds from called securities at lower rates of return than the rates earned on the called securities, which could have an adverse impact on our earnings.

A majority of our real estate loans held for investment are adjustable-rate loans. Any rise in market interest rates may result in increased payments for borrowers who have adjustable-rate mortgage loans, increasing the possibility of default. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to upward changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits. At June 30, 2017, approximately 35.7% of our one-to-four family real estate loans had adjustable rates of interest.

Municipal deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits. Securities we may pledge as collateral for our municipal deposits may be subject to risk of loss.

Historically, municipal deposits, the source of which was primarily tax revenues from the local casino operations, have been a significant source of funds for our lending and investment activities. At June 30, 2017, $107.2 million, or 23.6% of our total deposits, consisted of municipal deposits. If our municipal deposits decrease to a level where we would need to resort to other sources of funds to support our lending and investment activities, such as borrowings from the Federal Home Loan Bank of Indianapolis, the interest expense associated with these other funding sources may be higher than the rates we pay on the municipal deposits, which would adversely affect our earnings. Since October 2011, the Indiana Board of Depositories required certain institutions holding municipal deposits to pledge up to 100% of the municipal deposits maintained. The requirement to pledge collateral, and the percentage that may be required to be pledged will periodically vary based on a number of financial factors. This collateral is used to insure the municipal deposits of all institutions who receive deposits from Indiana municipalities, and, therefore, is subject to risk of loss if other such institutions fail and there are insufficient Federal Deposit Insurance funds available to cover the liabilities of such institutions. For the years ending June 30, 2017 and 2016, respectively, no pledge was required.

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

We face intense competition both in making loans and attracting deposits. Price competition for loans and deposits could result in lower yields on loans and higher costs for deposits, which would reduce net interest income. As of June 30, 2016, the most recent date for which information is available, we held 40.8% of the deposits in Dearborn County and 10.9% of the deposits in Ripley County. Competition also makes it more difficult to hire and retain experienced employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

Our asset valuations may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.

We must use estimates, assumptions, and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using discounted cash flow analysis and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or falling interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets and liabilities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the new financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

New capital rules generally require insured depository institutions and their holding companies to hold more capital.

In July 2013, the Federal Reserve and the OCC adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules currently apply to the Bank. Beginning in 2015, our minimum capital requirements are (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% and (iii) a total capital ratio of 8%. Our leverage ratio requirement remains at the 4% level. Beginning in 2016, a capital conservation buffer phases in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce risk and costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at June 30, 2017, and certain other information relating to these properties at that date.

Location	Year Opened	Owned/ Leased	Net Book Value as of June 30, 2017

Full-Service Branch and Main Office: 92 Walnut Street Lawrenceburg, Indiana 47025	2004	Owned	$1,105

Full-Service Branches: 215 W. Eads Parkway Lawrenceburg, Indiana 47025	1914	Owned	426

19710 Stateline Road Lawrenceburg, Indiana 47025	2000	Owned	687

500 Green Blvd Aurora, Indiana 47001	2006	Owned	1,157

7600 Frey Road West Harrison, Indiana 47060	2007	Owned	1,089

106 Mill Street Milan, Indiana 47031	1990(1)	Owned	367

510 South Buckeye Osgood, Indiana 47037	1977(1)	Owned	784

111 East U.S. 50 Versailles, Indiana 47042	1983(1)	Owned	394

Other Properties: Corner of State Route 350 & State Route 101 Milan, Indiana 47031	Lot	Owned(2)	77

Corner of 4th and Main Street Lawrenceburg, Indiana 47025	Lot	Owned(2)	135

(1)	Acquired from Integra Bank National Association on June 4, 2010. “Year Opened” for these branches reflects the date the branch was originally opened (prior to being acquired by United Community Bank).

(2)	Land only.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, par value $0.01 per share, is traded on the Nasdaq Global Market under the symbol “UCBA.” On June 30, 2017, there were 643 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 2006. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See “Business—Regulation and Supervision—Limitation on Capital Distributions” for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock.

Fiscal Year 2017:	High	Low	Dividends Declared
Fourth Quarter	$19.20	$17.65	$0.09
Third Quarter	17.70	16.20	0.06
Second Quarter	16.95	14.70	0.06
First Quarter	15.75	14.25	0.06

Fiscal Year 2016:	High	Low	Dividends Declared
Fourth Quarter	$14.62	$13.65	$0.06
Third Quarter	15.00	13.05	0.06
Second Quarter	15.27	14.55	0.06
First Quarter	14.95	13.60	0.06

Purchases of Equity Securities

Repurchases of the Company’s common stock were as follows:

Fiscal Year 2017	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

Fourth Quarter	1,988	$17.784	-	195,215
Third Quarter	2,700	16.576	2,700	195,215
Second Quarter	11,992	16.073	11,992	197,915
First Quarter	-	-	-	-
Total	16,680	$16.358	14,692

Fiscal Year 2016	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

Fourth Quarter	3,183	$14.420	-	-
Third Quarter	-	-	-	-
Second Quarter	329,156	14.990	130,614	-
First Quarter	80,357	14.015	80,357	130,614
Total	412,696	$14.796	210,971

Item 6. Selected Financial Data

	At June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Financial Condition Data:
Total assets	$536,931	$526,089	$521,185	$530,465	$512,631
Cash and cash equivalents	26,885	28,980	18,522	24,970	16,787
Securities held-to-maturity	41,954	40,763	40,653	337	417
Securities available-for-sale	79,188	77,725	60,873	39,965	32,013
Mortgage-backed securities available-for-sale	68,374	74,727	109,138	179,017	170,117
Loans receivable, net	282,477	267,138	253,828	244,384	254,578
Deposits	453,655	438,885	432,537	439,636	421,243
Advances from Federal Home Loan Bank	8,833	12,000	13,000	15,000	15,000
Stockholders’ equity	71,291	70,454	71,437	72,930	73,543

	For the Years Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Operating Data:
Interest income	$16,180	$15,698	$15,232	$14,958	$15,887
Interest expense	2,269	2,201	2,375	2,656	3,351
Net interest income	13,911	13,497	12,857	12,302	12,536
Provision for (recovery of) loan losses	55	187	(348)	(132)	(66)
Net interest income after provision for loan losses	13,856	13,310	13,205	12,434	12,602
Other income	4,796	4,639	3,374	3,697	4,489
Other expense	14,252	13,980	13,618	13,192	13,595
Income before income taxes	4,400	3,969	2,961	2,939	3,496
Provision for income taxes	953	541	425	659	929
Net income	$3,447	$3,428	$2,536	$2,280	$2,567

Per Share Data:
Earnings per share basic	$0.85	$0.83	$0.57	$0.47	$0.52
Earnings per share diluted(1)	$0.84	$0.82	$0.57	$0.47	$0.52

(1)	Earnings per share amounts for periods prior to January 9, 2013 have been restated retroactively to reflect the second step conversion at a conversion rate of 0.6573 to 1.

	At or for the Years Ended June 30,
	2017	2016	2015	2014	2013
Performance Ratios:
Return on average assets	0.65%	0.66%	0.49%	0.43%	0.50%
Return on average equity	4.91	4.91	3.54	3.09	4.04
Interest rate spread (1)	2.77	2.77	2.65	2.50	2.58
Net interest margin (2)	2.80	2.81	2.68	2.55	2.64
Noninterest expense to average assets	2.67	2.70	2.62	2.53	2.66
Efficiency ratio (3)	76.19	77.08	83.92	82.46	79.85
Average interest-earning assets to average interest-bearing liabilities	107.78	108.28	107.71	108.42	107.23
Average equity to average assets	13.15	13.48	13.75	14.16	12.41
Dividend payout ratio (4)	31.68	28.62	44.83	48.86	91.78

United Community Bank Capital Ratios:
Tangible capital	11.13	11.60	11.47	11.88	12.07
Core capital	11.13	11.60	11.47	11.88	12.07
Total risk-based capital	21.90	22.70	23.80	26.89	26.72

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	1.02	1.07	2.52	4.00	4.91
Nonperforming loans as a percent of total assets	0.54	0.55	1.25	1.88	2.48
Nonperforming assets as a percent of total assets	0.56	0.56	1.30	1.99	2.60
Allowance for loan losses as a percent of total loans	1.50	1.80	1.99	2.19	2.10
Allowance for loan losses as a percent of nonperforming loans	146.80	169.21	78.96	54.88	42.83
Net charge-offs (recoveries) to average outstanding loans during the period	0.23	0.16	(0.01)	(0.06)	0.04

Other Data:
Number of:
Real estate loans outstanding	2,552	2,726	2,727	2,466	2,491
Deposit accounts	34,893	34,390	33,886	33,090	32,526
Full-service offices	8	8	8	8	8

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents other expense divided by the sum of net interest income and other income.

(4)	Represents dividends declared (excluding waived dividends) divided by net income. A summary of the dividends declared and waived (and thus not paid) dividends is set forth below:

	For the Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Dividends:
Paid to minority stockholders	$1,092	$981	$1,080	$1,114	$1,844
Waived by United Community MHC	-	-	-	-	-
Paid to United Community MHC	-	-	-	-	512
Total dividend	$1,092	$981	$1,080	$1,114	$2,356

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our interest-earning assets (primarily loans and securities), and interest expense, which is the interest that we pay on our interest-bearing liabilities (primarily deposits and advances from the Federal Home Loan Bank of Indianapolis (“FHLB”). Other significant sources of pre-tax income are service charges on deposit accounts, income from bank-owned life insurance, and gain on the sale of loans, among others. We also recognize income or losses from the sale of investments in fiscal years that we have such sales.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for credit losses that are known and those inherent in the loan portfolio. The allowance is established through the provision for loan losses, which is charged to income. Management estimates the balance required using historical loss experience, specific borrower information including estimates of any collateral shortfalls, and environmental factors including local and national economic factors, trends in delinquencies and problem loan balances, and other factors.

Expenses. The noninterest expenses we incur in operating our business consist primarily of compensation and employee benefits, premises and occupancy expense, deposit insurance premiums, advertising, data processing, professional fees and various other miscellaneous expenses.

Compensation and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes and expenses for health insurance and other employee benefits, and stock-based compensation.

Premises and occupancy expenses consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes, insurance and utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years.

Deposit insurance premiums are paid to the FDIC for our account holders to receive FDIC insurance up to the maximum allowable.

Advertising expense includes print, radio and television advertisements, promotions and third-party marketing services.

Data processing expense represents the costs incurred to operate the Bank’s core data processing system as well as ancillary products that allow the Bank to offer the products and services that are demanded in our marketplace.

Professional fees are paid primarily to the Company’s and Bank’s outside attorneys and registered independent public accounting firm, among others.

Other expenses include expenses for supplies, telephone and postage, expenses related to other real estate owned by the Bank, director and committee fees, insurance and surety bond premiums and other fees and expenses.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; and the value of collateral. Inherent loss factors based upon economic and other environmental factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see notes 1 and 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would adversely affect earnings. United Community Bancorp (the “Company”), accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of June 30, 2017 and 2016. The Company recognized no interest and penalties on the underpayment of income taxes during fiscal years June 30, 2017 and 2016, and had no accrued interest and penalties on the balance sheet as of June 30, 2017 and 2016. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2013.

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

Loans receivable. The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial characteristics. Loans are segmented by type, such as residential mortgage, nonresidential real estate, and consumer. Each loan category is further segmented into fixed and adjustable-rate interest, terms, and by performing and non-performing categories. The fair value of performing loans, except residential mortgage loans, is calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value for significant non-performing loans is based on recent internal or external appraisals. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined by using available market information.

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

Our initial approach to resolving nonperforming loans focused on foreclosure and liquidations. This manner of troubled asset resolution proved lengthy and costly as a result of legal and other operating costs, as well as the depressed values of the collateral securing the loan. As a result, beginning in the latter part of the year ended June 30, 2009, management initiated a restructuring process with respect to certain nonperforming loans that provided for either restructuring the loan to the borrower in recognition of the lower available cash flows from the collateral properties or identification of stronger borrowers to purchase the property and refinance the loan. In evaluating whether to restructure a loan, we consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage as supported by a current cash flow analysis, size of any payment increase upon a rate reset, period of time remaining before the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. Through these troubled debt restructurings, management believes they have provided the necessary valuation allowances or charge-offs to reflect the loans’ carrying amounts at fair value.

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

As a result of these efforts, total nonperforming loans have declined from $20.7 million at June 30, 2011 to $2.9 million and $3.0 million for the periods ending June 30, 2017 and 2016, respectively. Troubled debt restructurings on nonaccrual status totaled $1.3 million at June 30, 2017 compared to $1.4 million at June 30, 2016. The slight decrease in nonperforming restructured loans was the result of payments made in accordance with restructured terms, two mortgage loans moving to accruing status, and an additional charge off on one nonresidential property offset by a nonresidential and a mortgage loan moving to nonperforming status. Total accruing restructured loans decreased from $2.3 million at June 30, 2016 to $1.3 million at June 30, 2017. The decrease in performing restructured loans was primarily the result of a nonresidential loan and a 1-4 family loan moving from performing to nonperforming and two 1-4 family loans becoming eligible for removal from troubled debt status offset by two 1-4 family loans moving from nonperforming to performing. At June 30, 2017 and 2016, respectively, there were no nonresidential and multi-family loans 60-89 days delinquent.

In 2010 and 2011, we also implemented more stringent underwriting standards for our lending programs and enhanced our document requirements and document review process. Residential real estate mortgage applicants are required to have a higher credit score than previously required. We have reduced the maximum loan-to-value ratio for real estate secured consumer loans from 100% to 90%. Commercial and nonresidential real estate loan customers are required to provide us with rent rolls and financial statements for evaluation on a more frequent basis, and members of our loan department are in more frequent contact with these customers. In addition, our internal loan review policy requires us to perform an annual review of all commercial loan relationships having an aggregate exposure of at least $750,000 and all loan relationships with an aggregate exposure of at least $1.5 million are also reviewed annually by an independent third-party loan review auditor. As discussed below, we have implemented a strategy to control the growth of our nonresidential real estate and multi-family real estate loan portfolios. For additional information on this strategy, see “—Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income.”

Improving our funding mix by attracting lower cost core retail and business deposits

We consider all deposit types other than certificates of deposit and municipal deposits to be core. These core deposits are our least costly source of funds and represents our best opportunity to develop customer relationships that enable us to cross sell our full complement of products and services. Core deposits also contribute noninterest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. At June 30, 2017, core deposits represented 51.7% of our total deposits compared to 49.9% at June 30, 2016, and 45.9% at June 30, 2015. A significant portion of the municipal deposit balances are from tax revenue and other revenues from the gaming industry. However, in recent years, we have gathered additional municipal accounts in an effort to diversify our funding efforts and to reduce the expected impact of any one particular municipal account holder closing their accounts. We have also implemented strategies to increase the balance of core deposits through marketing and promotional efforts. Because of the growth of the core deposits, we have steadily reduced our reliance on municipal deposits as a percentage of total deposits. At June 30, 2017, municipal deposits represented 23.6% of total deposits, compared to 47.9% of total deposits at June 30, 2006. Municipal deposits increased by $7.0 million from June 30, 2016 to June 30, 2017. In the same period, retail and business deposits increased by $7.8 million. While we expect municipal deposits to continue to remain an important source of funding, we expect to continue our efforts to improve our funding mix by marketing lower cost core retail and business deposits.

We aggressively market core deposits through concentrated advertising and public relations efforts. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for critical electronic banking services, including online banking, bill pay, eStatements, merchant capture, and business online cash management tools that include ACH origination, direct deposit, payroll, federal tax payment, wire transfer capabilities. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure.

Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income

Our primary lending activities are the origination of one- to four-family mortgage loans secured by homes in our local market area of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana and the origination of multi-family and nonresidential real estate loans. Between 2006 and 2010, we expanded and diversified our lending activities by originating multi-family and nonresidential real estate loans secured by properties in the metropolitan Cincinnati market area and, to a lesser extent, in Northern Kentucky and the Indiana counties outside of our local market area. From June 30, 2006 until June 30, 2010, our multi-family real estate loans grew from $20.3 million, or 8.2% of the total loan portfolio, to $46.8 million, or 14.8% of our total loans outstanding. During the same period, our nonresidential real estate loans grew from $65.6 million, or 26.5% of total loans outstanding, to $77.6 million, or 24.6% of total loans outstanding. In the Cincinnati and Northern Kentucky markets, our multi-family loans grew from $15.5 million to $32.8 million and our nonresidential real estate loans increased from $21.7 million to $35.8 million.

As a result of the credit quality issues arising in our multi-family and nonresidential real estate loan portfolios as discussed under “Improving our asset quality” above, in June 2010, we implemented a strategy to de-emphasize the origination of our nonresidential real estate and multi-family real estate loans, particularly outside of five-county local market area. As part of this strategy, beginning in June 2010, we restricted the origination of new multi-family and nonresidential real estate loans to our local market area, and limited our multi-family and nonresidential real estate lending origination activity outside of our local market area to the renewal, refinancing and restructuring of existing loans. We also amended our loan policy to reduce our concentration limits for nonresidential real estate, multi-family real estate, construction and land loans, which limits were further reduced in August 2011. At June 30, 2017, we met each of these concentration limits.

Due to our prior strategy to deemphasize the origination of multi-family and nonresidential real estate loans, our multi-family and nonresidential loan portfolios declined from $46.3 million and $65.2 million at June 30, 2011, to $32.3 million and $51.9 million at June 30, 2013, respectively. We have reviewed the economic environment in our lending markets, including those in southwestern Ohio and Northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we have implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios to generate more interest income. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolio. At June 30, 2017, our multi-family loans totaled $15.4 million, or 5.4% of our total loans outstanding and our nonresidential real estate loans totaled $74.8 million, or 26.2% of our total loans outstanding. At June 30, 2016, our multi-family loans were $16.0 million, or 5.9% of our total loans outstanding and our nonresidential real estate loans totaled $58.9 million, or 21.7% of our total loans outstanding.

We believe our existing infrastructure will enable us to replace existing loans as they are repaid and prudently grow our loan portfolio in accordance with this strategy and as economic conditions permit.

Continuing to increase noninterest income

Our earnings rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and other borrowings. Because of our prior strategy to de-emphasize the origination of nonresidential real estate and multi-family loan portfolios, we expect that our weighted average yield on interest-earning assets may decrease in future periods because of the low interest rate environment. As discussed above in “—Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income” we have determined to implement a controlled grown strategy to prudently increase nonresidential real estate and multi-family loans to generate more interest income. Additionally, in order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase noninterest income. Our primary recurring sources of noninterest income are service charges on deposit products and other services and income from bank-owned life insurance. We have also implemented, and realize fee income from, an overdraft protection program and from customer use of debit cards. We also have a significant secondary mortgage operation, including loan servicing, and we continue to invest in personnel and systems in order to increase our ability to sell one- to four-family mortgages in the secondary market to increase fee income and reduce interest rate risk through the sale of conforming fixed-rate one- to four-family residential mortgage loans. To date, all loans have been sold without recourse but with servicing retained. The volume of loans sold totaled $23.7 million and $11.3 million for the years ended June 30, 2017 and 2016, respectively. For the years ended June 30, 2017 and 2016, we recognized gains of $644,000 and $342,000, respectively, on the sale of loans. We intend to continue to originate loans for sale in the secondary market to grow our servicing portfolio and generate additional noninterest income. We continue to review programs to further enhance our service fee structure within the new regulatory environment.

Expanding our geographic footprint

We consider our primary deposit and lending market area to be Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. Since 2005, we have grown our community banking franchise organically through the addition of de novo branches in St. Leon and Aurora, Indiana, and through the strategic acquisition of three branch offices in Ripley County, Indiana. As a result, we have increased our branch network from four to eight offices. We plan to continue to seek opportunities to grow our business through loan production offices, de novo branches and complementary acquisitions in our existing market and contiguous markets. We will consider acquisition opportunities that expand our geographic reach in banking, insurance or other complementary financial service businesses, although we do not currently have any agreements or understandings regarding any specific acquisition.

Continuing our community-oriented focus

As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. Our ability to succeed in our communities is enhanced by the stability of our senior management, who have an average tenure with the Bank of over 33 years. We believe that our community orientation is attractive to our customers and distinguishes us from the larger banks that operate in our market area. At June 30, 2016, which is the most recent date for which data is available from the FDIC, we held 40.8% of the total deposits held by FDIC-insured institutions in Dearborn County, which was the largest market share out of the eight financial institutions with offices in Dearborn County, and 10.9% of the deposits in Ripley County, which was the fifth largest market share out of the nine financial institutions with offices in Ripley County.

Balance Sheet Analysis

Total assets were $536.9 million at June 30, 2017, compared to $526.1 million at June 30, 2016. Total assets increased during the year primarily as a result of a $15.3 million increase in net loans. This increase was partially offset by a $3.7 million decrease in investment securities and a $2.1 million decrease in cash and cash equivalents.

In addition to the loan growth achieved during the year ended June 30, 2017, the Company had approximately $8.3 million in undisbursed construction loans as of June 30, 2017. While these were not on the Company’s balance sheet as of June 30, 2017 and there can be no assurance of disbursement in the future, the loans have closed and management expects the majority of these committed funds to be disbursed.

Total liabilities were $465.6 million at June 30, 2017, compared to $455.6 million at June 30, 2016. Total liabilities increased during the year primarily due to a $14.8 million increase in deposits during the current year, partially offset by a $3.2 million decrease in FHLB advances.

Stockholders’ equity totaled $71.3 million as of June 30, 2017, which represented an increase of $837,000 when compared to June 30, 2016. The increase was primarily due to net income of $3.4 million and $255,000 in proceeds received related to the exercise of stock options, partially offset by $1.1 million in dividends declared during the year, stock repurchases totaling $273,000, and a $2.2 million decrease in accumulated other comprehensive income reflecting declines in the market value of available-for-sale securities. The decrease in accumulated other comprehensive income is the result of increasing market interest rates during the year. In connection with the preparation of the financial statements for the year ended June 30, 2017, management evaluated the credit quality of the investment portfolio and believes all unrealized losses to be temporary. Management has the intent and ability to hold these securities until the value recovers or until maturity.

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

The largest segment of our loan portfolio is one- to four-family residential loans. At June 30, 2017, these loans totaled $144.3 million, or 50.5% of total gross loans, compared to $143.0 million, or 52.8% of total gross loans, at June 30, 2016.

Multi-family and nonresidential real estate loans totaled $90.2 million and represented 31.6% of total loans at June 30, 2017, compared to $74.9 million, or 27.6% of total loans, at June 30, 2016. The growth in these segments is the result of the previously discussed controlled growth strategy. As further discussed in “Operating Strategy – Implementing a controlled growth strategy to originate multi-family and nonresidential real estate loans to improve interest income,” we have reviewed the economic environment in our lending markets, including those in southwestern Ohio and Northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios.

Construction loans totaled $5.2 million, or 1.8% of total loans, at June 30, 2017, compared to $5.4 million, or 2.0% of total loans, at June 30, 2016.

Commercial business loans totaled $5.4 million, or 1.9% of total loans, at June 30, 2017, compared to $4.5 million, or 1.7% of total loans, at June 30, 2016.

Consumer loans totaled $33.6 million, or 11.8% of total loans, at June 30, 2017, compared to $35.0 million, or 12.9% of total loans, at June 30, 2016.

Agricultural loans totaled $3.9 million, or 1.3% of total loans, at June 30, 2017, compared to $6.0 million or 2.2% of total loans, at June 30, 2016.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$144,334	50.5%	$143,043	52.8%	$141,052	54.7%	$129,484	52.1%	$128,059	49.4%
Multi-family	15,401	5.4	16,032	5.9	19,296	7.5	23,645	9.5	32,306	12.5
Construction	5,145	1.8	5,373	2.0	2,425	0.9	797	0.3	2,200	0.2
Nonresidential real estate	74,791	26.2	58,851	21.7	47,929	18.6	48,769	19.6	51,902	20.0
Land	3,026	1.1	2,151	0.8	2,985	1.2	3,391	1.4	3,435	1.3
Commercial business	5,383	1.9	4,476	1.7	4,038	1.6	4,514	1.8	3,556	1.4
Agricultural	3,874	1.3	5,966	2.2	5,161	2.0	3,456	1.4	3,559	1.4
Consumer:
Home equity	28,992	10.2	30,558	11.3	30,600	11.9	30,804	12.4	31,411	12.1
Auto	2,208	0.8	2,249	0.8	2,008	0.8	1,516	0.6	1,468	0.6
Share loans	945	0.3	932	0.3	893	0.3	1,088	0.4	1,625	0.6
Other	1,488	0.5	1,279	0.5	1,379	0.5	1,261	0.5	1,195	0.5
Total consumer loans	33,633	11.8	35,018	12.9	34,880	13.5	34,699	13.9	$128,059	13.8%
Total loans	285,587	100.0%	270,910	100.0%	257,766	100.0%	248,725	100.0%	258,996	100.0%
Less (plus):
Deferred loan costs, net	(1,184)		(1,113)		(1,186)		(1,118)		(1,025)
Allowance for loan losses	4,294		4,885		5,124		5,459		5,443
Loans, net	$282,477		$267,138		$253,828		$244,384		$254,578

Loan Maturity

The following table sets forth certain information at June 30, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(In thousands)

One- to four-family residential real estate	$8,681	$32,962	$102,691	$144,334
Multi-family real estate	557	3,483	11,361	15,401
Construction	934	165	4,046	5,145
Nonresidential real estate	7,221	18,054	49,516	74,791
Land	793	1,399	834	3,026
Commercial	1,187	2,625	1,571	5,383
Agricultural	834	2,020	1,020	3,874
Consumer	1,848	3,651	28,134	33,633
Total	$22,055	$64,359	$199,173	$285,587

The following table sets forth the dollar amount of all loans at June 30, 2017 due after June 30, 2018 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One- to four-family residential real estate	$36,998	$98,655	$135,653
Multi-family real estate	7,284	7,560	14,844
Construction	903	3,308	4,211
Nonresidential real estate	17,563	50,007	67,570
Land	81	2,152	2,233
Commercial	2,563	1,633	4,196
Agricultural	1,854	1,186	3,040
Consumer	2,340	29,445	31,785
Total	$69,586	$193,946	$263,532

Loans Originated

The following table shows loan origination, participation, purchase and sale activity during the periods indicated.

	Year Ended June 30,
	2017	2016
	(In thousands)
Total loans at beginning of period	$270,910	$257,766
Loans originated (1):
One- to four-family residential real estate	50,504	34,450
Multi-family residential real estate	8,645	977
Construction	1,449	10,103
Nonresidential real estate	23,778	20,194
Land	1,768	391
Commercial business	2,049	4,854
Consumer	9,778	7,597
Total loans originated	97,971	78,566
Deduct:
Loan principal repayments	59,591	54,074
Loans disbursed for sale	23,703	11,348
Net loan activity	14,677	13,144
Total loans at end of period	$285,587	$270,910

(1)	Includes loan renewals, loan refinancing’s and restructured loans.

After review of the economic environment in our lending markets during the quarter ended December 31, 2013, the Bank has implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate portfolios to generate more interest income. Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios. Additionally, an emphasis was placed on business development efforts bank-wide in order to increase the overall loan portfolio. As a result, loan originations increased 25% from fiscal year ending June 30, 2016 to fiscal year ending June 30, 2017.

Securities. The securities portfolio consists primarily of municipal bonds, agency backed mortgage-backed securities and collateralized mortgage obligations, and guaranteed portions of Small Business Administration (SBA) pools. As of June 30, 2017, the investment securities portfolio totaled $189.5 million, a decrease of $3.7 million from the June 30, 2016 total of $193.2 million. The decrease was caused by routine principal repayments as well as investment sales, partially offset by purchases during the fiscal year.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Mortgage-backed securities	$69,335	$68,374	$74,198	$74,727
Municipal Bonds	36,990	36,941	33,512	34,790
U.S. Government Agency Bonds	-	-	-	-
Small Business Admin	9,799	9,743	7,651	7,872
Collateralized Mortgage Obligations	29,664	29,305	31,650	31,832
Certificates of Deposit	2,971	3,000	2,971	3,064
Other Equity Securities	210	199	210	167
Total	$148,969	$147,562	$150,192	$152,452
Securities held-to-maturity:
Municipal bonds	$41,954	$42,711	$40,763	$43,201

At June 30, 2017 and 2016, we had no investments in a single company or entity (other than U.S. Government-sponsored agency securities) that had an aggregate book value in excess of 10% of our stockholders’ equity.

The following table sets forth the stated maturities and weighted average yields of investment securities at June 30, 2017. Weighted average yields on tax-exempt securities are not presented on a tax equivalent basis. Our callable securities consist primarily of municipal bonds which contain either a one-time call option or may be callable any time after the first call date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-backed securities	$-	-%	$47,011	1.83%	$21,363	2.17%	$-	-%	$68,374	1.94%
Municipal Bonds	595	3.17%	8,967	2.49%	7,585	3.45%	19,794	3.04%	36,941	2.99%
Small Business Admin	-	-%	-	-%	9,743	2.58%	-	-%	9,743	2.58%
Collateralized Mtg Oblig	1,342	1.22%	19,549	1.78%	8,414	2.36%	-	-%	29,305	1.92%
Certificates of Deposit	248	1.45%	2,502	2.19%	250	2.50%	-	-%	3,000	2.15%
Total	$2,185		$78,029		$47,355		$19,794		$147,363
Securities held-to-maturity:
Municipal bonds	$65	4.97%	$3,507	2.39%	$4,451	2.85%	$33,931	3.47%	$41,954	3.32%

Mortgage-backed securities and collateralized mortgage obligations represent a participation interest in a pool of one- to four-family or multi-family real estate mortgages. The mortgage originators use intermediaries (generally U.S. Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors receiving the principal and interest payments on the mortgages. Such U.S. Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

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

Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize our borrowings or other obligations. Mortgage-backed securities generally increase the quality of our assets by virtue of the insurance or guarantees that back them. At June 30, 2017, approximately $29.9 million of our mortgage-backed and investment securities were pledged to secure various obligations of United Community Bank.

The average life of a mortgage-backed security is typically far less than its stated maturity due to prepayments of the underlying mortgages as well as the typical monthly return of a portion of principal. During periods of declining interest rates, prepayments tend to increase, which could result in the return of our principal faster than we anticipated. Prepayments that are faster than anticipated may shorten the life of the security and increase or decrease its yield if the security was purchased at a discount or premium, respectively. The yield is based upon the coupon interest payments and the amortization of any premium or accretion of any discount related to the security. In accordance with accounting principles generally accepted in the United States of America, premiums and discounts are amortized over the estimated lives of the underlying loans. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, United Community Bank may be subject to reinvestment risk because to the extent that the mortgage-backed securities amortize or prepay faster than anticipated, United Community Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable yield. During periods of rising interest rates, prepayment rates of the underlying mortgages generally slow down when the coupon rate of such mortgages is less than the prevailing market rate.

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

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing accounts, interest-bearing checking accounts, money market accounts, passbook accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. During the year ended June 30, 2017, our deposits increased $14.8 million primarily due to an increase in core deposits resulting from marketing initiatives to increase core deposits. During the year ended June 30, 2016, our deposits increased $6.3 million primarily due to an increase in core deposits resulting from marketing initiatives to increase core deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2017		2016
	(In thousands)
Noninterest-bearing checking accounts	$37,421		$35,981
Interest-bearing checking accounts	137,605		119,881
Passbook accounts	124,102		117,102
Money market deposit accounts	28,927		23,204
Certificates of deposit	125,600		142,717
Total	$453,655	(1)	$438,885	(2)

(1)	Includes $107.2 million in municipal deposits at June 30, 2017.

(2)	Includes $100.2 million in municipal deposits at June 30, 2016.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2017. Jumbo certificates of deposit require minimum deposits of $100,000. We did not have any brokered deposits as of June 30, 2017 and 2016.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$8,424
Over three through six months	8,060
Over six through twelve months	14,313
Over twelve months	29,644
Total	$60,441

The following table sets forth time deposits classified by rate at the dates indicated.

	At June 30,
	2017	2016
	(In thousands)
0.00 - 1.00%	$79,285	$96,170
1.01 - 2.00	42,596	35,788
2.01 - 3.00	3,535	10,340
3.01 - 4.00	175	410
4.01 - 5.00	9	9
Total	$125,600	$142,717

The following table sets forth the amount and maturities of time deposits classified by rates at June 30, 2017.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Certificate of Deposit Accounts
	(Dollars in thousands)
0.00 – 1.00%	$55,141	$18,263	$5,877	$4	$-	$79,285	63.2%
1.01 – 2.00	10,499	12,694	8,961	3,155	7,287	42,596	33.9
2.01 – 3.00	678	616	1,698	473	70	3,535	2.8
3.01 – 4.00	-	-	-	175	-	175	0.1
4.01 – 5.00	9	-	-	-	-	9	0.0
Total	$66,327	$31,573	$16,536	$3,807	$7,357	$125,600	100.0%

The following table sets forth deposit activity for the periods indicated.

	Year Ended June 30,
	2017	2016
	(In thousands)
Beginning balance	$438,885	$432,537
Increase (decrease) before interest credited	12,712	4,382
Interest credited	2,058	1,966
Net increase (decrease) in deposits	14,770	6,348
Ending balance	$453,655	$438,885

Borrowings. We utilize borrowings from the FHLB to supplement our supply of funds for loans and investments. Borrowings were $8.8 million and $12.0 million at June 30, 2017 and 2016, respectively.

	Year Ended June 30,
	2017	2016
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period:
FHLB advances	$12,000	$13,000
Average advances outstanding during the period:
FHLB advances	$10,154	$12,764
Weighted average interest rate during the period:
FHLB advances	2.08%	1.84%
Balance outstanding at end of period:
FHLB advances	$8,833	$12,000
Weighted average interest rate at end of period:
FHLB advances	2.19%	1.87%

Results of Operations for the Years Ended June 30, 2017 and 2016

Overview.

	2017	2016	% Change 2017/2016
Net income	$3,447	$3,428	0.6%
Return on average assets	0.65%	0.66%	(1.5)
Return on average equity	4.91%	4.91%	-
Average equity to average assets	13.15%	13.48%	(2.4)

Net income totaled $3.4 million for the year ended June 30, 2017, which represented an increase of $19,000, or 0.6%, when compared to the year ended June 30, 2016. The increase in net income was primarily the result of an increase in net interest income, an increase in non-interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense and an increase in the provision for income taxes.

Net Interest Income.

Net interest income totaled $13.9 million for the year ended June 30, 2017, which represented an increase of $414,000, or 3.1%, when compared to the year ended June 30, 2016. The growth in net interest income, the Company’s core business, was the result of an increase in interest income, which was partially offset by an increase in interest expense. Interest income increased by $482,000 primarily due to a $12.2 million increase in the average balance of loans and an increase in the average rate earned on investment securities from 2.13% in the prior year to 2.22% in the current year. The increase in loan balances is primarily the result of the continued execution of our controlled growth strategy in mortgage and commercial lending. The increases were partially offset by a $2.2 million decrease in the average balance of investment securities and a decrease in the average rate earned on loans from 4.40% in the prior year to 4.29% in the current year. Interest expense increased $68,000 for the year primarily due to a $19.1 million increase in the average balance of deposits. The average rate paid on deposits was 0.46% for both the year ended June 30, 2017 and the year ended June 30, 2016.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans. Yields are not presented on a tax-equivalent basis.

	Year Ended June 30,
	2017			2016
	(Dollars in thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$275,588	$11,816	4.29%	$263,435	$11,595	4.40%
Investment securities	188,242	4,179	2.22	190,423	4,065	2.13
Other interest-earning assets	32,110	185	0.58	26,587	38	0.14
Total interest-earning assets	495,940	16,180	3.26	480,445	15,698	3.27
Noninterest-earning assets	37,883			37,146
Total assets	$533,823			$517,591

	Year Ended June 30,
	2017			2016
	(Dollars in thousands)
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Liabilities and equity:
Interest-bearing liabilities:
NOW and money market deposit accounts	$194,508	446	0.23	$171,981	262	0.15
Passbook accounts	120,126	318	0.26	111,252	290	0.26
Certificates of deposit	135,365	1,294	0.96	147,698	1,414	0.96
Total interest-bearing deposits	449,999	2,058	0.46	430,931	1,966	0.46
FHLB advances	10,154	211	2.08	12,764	235	1.84
Total interest-bearing liabilities	460,153	2,269	0.49	443,695	2,201	0.50
Noninterest-bearing liabilities	3,447			4,119
Total liabilities	463,600			447,814
Total stockholders’ equity	70,223			69,777
Total liabilities and stockholders’ equity	$533,823			$517,591
Net interest income		$13,911			$13,497
Interest rate spread			2.77%			2.77%
Net interest margin			2.80%			2.81%
Average interest-earning assets to average interest-bearing liabilities			107.78%			108.28%

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

	Year Ended June 30, 2017 Compared to 2016
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$529	$(308)	$221
Investment securities	(47)	161	114
Other interest-earning assets	8	139	147
Total interest-earning assets	490	(8)	482
Interest expense:
Deposits	79	13	92
FHLB advances	(48)	24	(24)
Total interest-bearing liabilities	31	37	68
Net change in net interest income	$459	$(45)	$414

Provision for Loan Losses.

The net provision for loan losses was $55,000 for the year ended June 30, 2017 compared to $187,000 for the year ended June 30, 2016.

Reflective of continued improvement in our asset quality, nonperforming loans as a percentage of total loans decreased from 1.07% at June 30, 2016 to 1.02% at June 30, 2017, and nonperforming loans as a percentage of total assets was 0.56% at June 30, 2017 which is consistent with the percentage at June 30, 2016.

All of the troubled debt restructurings in fiscal 2017 and 2016 represented loan relationships with long-time borrowers of the Company. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. A detailed discussion of our most significant nonaccrual loans at June 30, 2017 and June 30, 2016 is set forth in the section below entitled “—Analysis of Nonperforming and Classified Assets.”

Noninterest Income. The following table shows the components of other income for the years ended June 30, 2017 and 2016.

	2017	2016	% Change 2017/2016
	(Dollars in thousands)
Service charges	$3,106	$2,968	4.6%
Gain on sale of loans	644	342	88.3
Gain on sale of investments	79	145	(45.5)
Gain (loss) on sale of other real estate owned	(13)	27	(148.1)
Provision for loss on real estate owned	-	(60)	(100.0)
Income from bank-owned life insurance	622	773	(19.5)
Other	358	444	(19.4)
Total	$4,796	$4,639	3.4

Noninterest income totaled $4.8 million for the year ended June 30, 2017, which represented an increase of $157,000, or 3.4%, compared to the prior year. The increase was primarily due to a $302,000 increase in gain on the sale of mortgage loans due to higher sales volume, and a $138,000 increase in service charge income on deposit accounts due to an increase in the number of transaction accounts. These increases were partially offset by a $151,000 decrease in income from Bank-Owned Life Insurance primarily due to one Director and one former Director passing away during the year ended June 30, 2017 resulting in gains totaling $149,000 compared to one Director and one former Director also passing away in the prior year, which resulted in gains totaling $298,000.

 Noninterest Expense. The following table shows the components of noninterest expense for the years ended June 30, 2017 and 2016.

	2017	2016	% Change 2017/2016
	(Dollars in thousands)
Compensation and employee benefits	$8,585	$8,347	2.9%
Premises and occupancy expense	1,191	1,139	4.6
Deposit insurance premium	166	301	(44.9)
Advertising expense	401	365	9.9
Data processing expense	1,820	1,410	29.1
Intangible amortization	117	117	0.0
Professional fees	703	748	(6.0)
Other operating expenses	1,269	1,553	(18.3)
Total	$14,252	$13,980	1.9

Noninterest expense totaled $14.3 million for the year ended June 30, 2017, which represented an increase of $272,000, or 1.9%, compared to the year ended June 30, 2016. The increase in noninterest expense was primarily the result of an increase of $410,000 in data processing expense and an increase of $238,000 in compensation expense. The increase in data processing expense was the result of the expiration of temporary monthly credits and an increase in fraud prevention services, which serve to protect the Bank and its customers. The increase in compensation expense was primarily due to the $196,000 separation payment made in the current year in connection with the departure of the Company’s former Chief Financial Officer, and a two-month medical insurance holiday in the prior year, which saved the Company $114,000, as compared to a one-month holiday in the current year, which only saved the Company $60,000. These increases were partially offset by a $135,000 decrease in deposit insurance due to a favorable change to the FDIC assessment rate, and a $284,000 decrease in other non-interest expenses. Other non-interest expenses decreased primarily as a result of a $271,000 decrease in loan closing costs associated with a closing cost promotion. Prior to July 1, 2016, the Company charged certain loan closing costs immediately to expense. Pursuant to ASC 310-20, the Company is deferring a portion of these closing costs associated with new loans and amortizing those costs over the life of the loan.

Income Taxes.

Income tax expense increased by $412,000 to $953,000 for the year ended June 30, 2017, compared to $541,000 for the year ended June 30, 2016. The effective tax rates for the years ended June 30, 2017 and 2016 were beneficially affected by tax exempt municipal bond interest and income on bank-owned life insurance.

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

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. In June 2010, we implemented a strategy to deemphasize the origination of multi-family and nonresidential real estate loans, restricting the new origination of nonresidential and multi-family residential loans to the southeastern Indiana Counties of Dearborn, Ripley, Franklin, Ohio and Switzerland. The intent of this strategy was to control the growth of our nonresidential real estate and multi-family real estate loan portfolios, particularly with respect to loans located outside of Dearborn, Ripley, Franklin, Ohio and Switzerland Counties, Indiana. This strategy also emphasized the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that had generally tended to appreciate in value. In March 2014, we amended our loan policies to reduce our concentration limits for multi-family and nonresidential real estate loans to 75% and 100%, respectively, of the sum of tier 1 risk-based capital plus our allowance for loan losses. The limits were reduced because United Community Bank identified multi-family and nonresidential real estate loans, especially those located outside our normal southeastern Indiana market area, as the loan types that had experienced the most financial difficulties, which resulted in United Community Bank incurring losses and management being required to devote an extraordinary amount of time to overseeing these relationships. As of June 30, 2017, these loans represented 24.0% and 116.5%, respectively, of the sum of tier 1 risk-based capital plus our allowance for loan losses. We have reviewed the economic environment in our lending markets, including those in southwestern Ohio and Northern Kentucky, and the level of our nonperforming assets, and beginning in December 2013, we have implemented a controlled growth strategy to prudently increase nonresidential real estate and multi-family real estate loan portfolios to generate more interest income Starting in 2014, we hired experienced commercial lenders and credit staff to enhance our capacity to implement this strategy of prudently growing the commercial and commercial real estate loan portfolios.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as a nonperforming asset until it is sold. When property is acquired, it is initially recorded at the lower of the outstanding balance of the loan or market value of the property, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

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

Troubled debt restructurings are considered to be impaired and are initially treated as nonperforming. Troubled debt restructurings that are originally restructured at a market rate of interest and have a history of performance (generally a minimum of 12 consecutive months of performance at a market rate of interest) may be excluded from being reported as TDRs in periods subsequent to meeting this requirement. At June 30, 2017, 19 loans were considered to be troubled debt restructurings (with an aggregate balance of $2.6 million) of which 6 loans (with an aggregate balance of $1.3 million) were included in nonperforming assets. At June 30, 2016, 22 loans were considered to be troubled debt restructurings (with an aggregate balance of $3.7 million) of which 6 loans (with an aggregate balance of $1.4 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$612	$1,011	$1,721	$1,788	$1,876
Multi-family real estate	-	-	-	-	1,861
Nonresidential real estate and land	594	88	926	3,136	918
Commercial	-	-	-	-	-
Consumer	370	398	458	633	535
Total nonaccrual loans	1,576	1,497	3,105	5,557	5,190
Nonaccrual restructured loans:
One- to four-family residential real estate	213	324	948	1,552	2,554
Multi-family real estate	-	-	-	1,200	2,263
Nonresidential real estate and land	1,136	1,066	2,437	1,639	2,701
Total nonaccrual restructured loans	1,349	1,390	3,385	4,391	7,518
Total nonperforming loans	2,925	2,887	6,490	9,948	12,708
Real estate owned	93	70	286	598	618
Total nonperforming assets	$3,018	$2,957	$6,776	$10,546	$13,326
Accruing restructured loans	1,297	2,330	4,589	5,618	11,543
Accruing restructured loans and nonperforming assets	$4,315	$5,287	$11,365	$16,164	$24,869
Total nonperforming loans to total loans	1.02%	1.07%	2.52%	4.00%	4.91%
Total nonperforming loans to total assets	0.54	0.55	1.25	1.88	2.48
Total nonperforming assets to total assets	0.56	0.56	1.30	1.99	2.60

Interest income that would have been recorded for the years ended June 30, 2017 and 2016 had nonaccruing loans been current according to their original terms was $295,000 and $368,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $9,000 and $18,000 for the years ended June 30, 2017 and 2016, respectively.

Nonperforming assets as a percentage of total assets were 0.56% at June 30, 2017 and June 30, 2016, and decreased slightly from 0.57% at March 31, 2017. Nonperforming loans as a percentage of total loans decreased from 1.07% at June 30, 2016 to 1.02% at June 30, 2017, and decreased from 1.09% at March 31, 2017. The Company remains focused on improving asset quality and continues to review all available options to decrease nonperforming assets. Beginning with the disclosure in the Company’s Form 10-Q for the quarter ended March 31, 2011, the Company included “Loan Relationship” narratives regarding its five largest nonaccrual (nonperforming) loans and loans having the five largest charge-offs, all of which were commercial real estate loans. As of March 31, 2011, the amount of all nonaccrual (nonperforming) loans totaled $19.5 million, and the amount of all accruing TDR loans totaled $7.0 million. As of June 30, 2017, the amount of all nonaccrual (nonperforming) loans decreased to $2.9 million and the amount of all accruing TDR loans decreased to $1.3 million.

Because of the decrease in the aggregate amount of nonaccrual (nonperforming) loans and the aggregate amount of accruing TDR loans over the last six years, the Loan Relationship narratives since December 31, 2015 have focused on commercial Loan Relationships with the following loans:

●	The largest nonaccruing commercial real estate loans (including nonaccrual TDRs) having a carrying value of at least $250,000, plus any related commercial or retail loans;

●	The largest commercial real estate loan charge-offs having a charge-off of at least $250,000 that are related to commercial real estate loans in a Loan Relationship, whether accruing or not, plus any related commercial or retail loans; and

●	The largest accruing TDR commercial loans having a carrying value of at least $250,000 plus any related commercial or retail loans.

If a commercial loan falls into one of the three categories listed above, then a narrative is composed for that commercial loan and any related commercial or retail loans.

At June 30, 2017:

●	The largest commercial real estate nonaccrual loans having a carrying value of at least $250,000 are related to loans in Loan Relationships M, O and R. There are a total of five loans in these three Loan Relationships.

●	The largest commercial real estate loan charge-offs of at least $250,000 are related to loans in Loan Relationships F, H, M, O and R. There are a total of 10 loans in these five Loan Relationships.

●	There are no accruing TDRs having a carrying value of at least $250,000.

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

●	Loan Relationship F. At June 30, 2017 and June 30, 2016, Loan Relationship F was comprised of two loans, a Note A loan (Loan F-1) and a Note B loan, having an aggregate carrying value of $402,000 and $414,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. Loan F-1 is not included in any nonaccrual table because in the September 30, 2011 quarter, Loan F-1 was put on accrual because of sufficient payment history. At June 30, 2017 and June 30, 2016, Loan F-1 was classified as “Multi-family real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan F-1 was no longer reported as a TDR, or classified as substandard, because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loan indicated that the loan to value ratio of the loan complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loan from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. The annual cash flow analysis performed from the 2015 tax returns on this property, showed that the debt service coverage ratio was 1.00x. Loan F-1 was performing in accordance with its terms at June 30, 2017. A more detailed history of Loan Relationship F follows.

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

During the December 2015 quarter, the balloon payment from the December 2012 renewal became due. Due to the upcoming balloon payment, the Bank ordered new appraisals on the two properties. The Bank received the appraisals in October 2015, and the appraised value of the properties increased to $775,000 from $730,000 in December 2012. The Bank also reviewed the cash flow from updated financials of the borrowers and co-borrowers. After this review and based on the increase in value of the properties, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The Note A Loan was renewed at the market interest rate of 5.50%, with no increase in the principal balance ($421,000). The term of the loan was renewed at 288 months, the remaining term of the loan. This loan remained on accrual (because of its sufficient payment history) and classified as watch. There was no increase in the principal balance ($405,000) of the Note B loan from that loan’s prior restructuring in December 2012, and therefore, the charge-off amount ($405,000) remained the same as in December 2012. The interest rate remained at 0% as the loan had been charged-off.

●	Loan Relationship H. At June 30, 2017 and June 30, 2016, Loan Relationship H was comprised of three loans having an aggregate carrying value of $860,000 and $901,000, respectively. At June 30, 2017 and June 30, 2016, two of the loans, a Note A loan (Loan H-1) and a Note B loan, had an aggregate carrying value of $681,000 and $696,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family rental dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. Loan H-1 is not included in any nonaccrual table because in the June 30, 2013 quarter, Loan H-1 was put on accrual because of sufficient payment history. At June 30, 2017 and June 30, 2016, Loan H-1 was classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan H-1 was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate. The annual cash flow analysis from the 2016 tax returns on the rental properties, showed that the debt service coverage ratio was 1.13x.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At June 30, 2017 and June 30, 2016, the balance of Loan H-2 was $179,000 and $206,000, respectively. Loan H-2 is secured by a first lien on the single-family owner occupied dwelling on 11.36 acres mentioned above. The borrowers are a husband and wife who are the principals in the limited liability company mentioned above. At June 30, 2017 and June 30, 2016, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table.

At June 30, 2017, Loan H-1 and Loan H-2 were performing in accordance with their terms. A more detailed history of the Note A loan (Loan H-1) and the Note B loan follows.

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

●	Loan Relationship M. At June 30, 2017 and June 30, 2016, Loan Relationship M was comprised of two loans having an aggregate carrying value of $601,000 and $1.1 million, respectively. At June 30, 2017 and June 30, 2016, Loan M-1 had an aggregate carrying value of $176,000 and $571,000, respectively. At June 30, 2017 and June 30, 2016, Loan M-2 had an aggregate carrying value of $425,000 and $495,000, respectively. Originally Loans M-1 and M-2 were both secured by the two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as had, originally, the father and stepmother of one of the co-borrowers. At June 30, 2017 and June 30, 2016, Loans M-1 and M-2 are included in the table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. During the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year beginning in 2015. The maturity date for these loans is now October 1, 2018. Also, subsequent to the June 30, 2016 quarter, the Bank entered into an amended forbearance agreement with the borrower and co-borrowers, reflecting the reduced principal balances for Loans M-1 and M-2. The maturity date for these loans remained at October 1, 2018. Loans M-1 and M-2 were not performing in accordance with their restructured terms at June 30, 2017. A more detailed history of Loan Relationship M follows.

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

During the June 30, 2016 quarter, the borrowers entered into a purchase agreement to sell the golf course that was not opened. As part of this purchase, the Bank agreed to release the nonoperational golf course, the 25 acre tract of land, and the co-borrower who was the father of one of the principals. In connection with the transaction, the Bank secured the first mortgage, instead of a second mortgage, on the principal residence of two of the individual co-borrowers. However, based on this purchase agreement, the Bank determined that an additional impairment of $210,000 was needed for this loan relationship, and an additional charge-off of $105,000 was established for each of the two loans in the loan relationship through a charge-off to the general allowance. The nonoperational golf course was sold subsequent to the end of the June 30, 2016 quarter. After the sale and subsequent reduction of the principal balance of Loan M-1, the Bank determined that no further impairment was needed. Also, subsequent to the June 30, 2016 quarter, the Bank entered into an amended forbearance agreement with the borrower and co-borrowers, reflecting the reduced principal balances for Loans M-1 and M-2. The maturity date for these loans remained at October 1, 2018. The Bank will monitor the cash flow of the remaining golf course each quarter and determine if any further impairment is necessary. For the June 30, 2017 quarter, the impairment analysis showed that no further impairment is necessary.

●	Loan Relationship O. At June 30, 2017 and June 30, 2016, this Loan Relationship consisted of two loans and three loans, having an aggregate carrying value of $535,000 and $1.6 million, respectively. At June 30, 2017 and June 30, 2016, two of the loans, a Note A loan (Loan O-1) and a Note B loan, had an aggregate carrying value of $535,000 and $721,000, respectively. Loan O-1 is secured by a first lien on a nonresidential retail strip center. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. At June 30, 2017 and June 30, 2016, Loan O-1 is included in the table as “Nonaccrual, Nonresidential Real Estate” and “Accruing Restructured Loans”, respectively. At June 30, 2017 and June 30, 2016, Loan O-1 was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. As of September 30, 2011, Loan O-1 was put on accrual because of its sufficient payment history, but was still considered a TDR and thus continued to be classified as substandard. However, after the December 31, 2016 quarterly impairment analysis was completed, it was determined that an impairment of $175,000 was needed, and an impairment in the amount of $175,000 was established through a charge-off to the general allowance. Therefore, this loan was put back on nonaccrual and remained classified as substandard and continued to be reported as a TDR. In the December 31, 2016 quarter the other loan in this relationship, Loan O-2, was paid in full with no loss experienced by the Bank. At June 30, 2017 and June 30, 2016, the balance of Loan O-2 was $0 and $890,000, respectively. When the balloon payment for Loan O-1 became due in the March 2017 quarter, the co-borrowers did not sell the property, nor did they refinance the loan with another lender. Therefore, subsequent to the end of the March 31, 2017 quarter, the Bank filed a complaint for foreclosure. The legal process continued through the June 30, 2017 quarter, and continues subsequent to the June 30, 2017 quarter. Also, subsequent to June 30, 2017, the borrower has made two payments. An impairment analysis was performed at June 30, 2017, and no further impairment was required. However, Loan O-1 was not performing in accordance with its terms at June 30, 2017. A more detailed history of the Note A loan (Loan O-1) and the Note B loan follows.

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

●	Loan Relationship R. At June 30, 2017 and June 30, 2016, Loan Relationship R was comprised of one loan, having a carrying value of $586,000 and $890,000, respectively. This loan is, and has always been, an interest only loan. This loan is secured by 48.54 acres of land, of which 12.54 acres is in the right of way of an Ohio highway, and is located in southwestern Ohio. The borrower is a “subchapter S” Corporation. The co-borrowers, who were individually signed, were originally a husband and wife who were 100% owners of the corporation. The husband passed away in 2015; the wife is the only remaining borrower, still individually signed, and owns 100% of the corporation. At June 30, 2017, the Loan R carrying value is included in the table for “Nonaccrual, Land”, and at June 30, 2016, the carrying value of Loan R was not included in the table for “Nonaccrual, Land”. In the “Credit Risk Profile by Internally Assigned Grade” table, Loan R is classified as substandard at June 30, 2017, and as special mention at June 30, 2016. An impairment analysis was performed at June 30, 2017, and no further impairment was required.

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

The following table summarizes all Note A/B format loans at June 30, 2017 and 2016:

At June 30, 2017	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)
Non-Residential real estate	$886	$482	$1,368	2	2
Multi-family residential real estate	1,083	920	2,003	2	2
One- to four-family residential real estate	84	20	104	1	1

Total (1)	$2,053	$1,422	$3,475	5	5

At June 30, 2016	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
	(Dollars in thousands)
Non-Residential real estate	$1,078	$482	$1,560	2	2
Multi-family residential real estate	1,109	920	2,029	2	2
One- to four-family residential real estate	89	20	109	1	1

Total	$2,276	$1,422	$3,698	5	5

(1) Included in this total are an aggregate of $1.6 million comprised of Note As and $1.3 million comprised of Note Bs that are included in the discussion of Loan Relationships F, H, and O.

Primarily based on an assessment of our loans receivable greater than 30 days past due and accruing in the multi-family residential real estate and nonresidential real estate portfolios of $0 at June 30, 2017, management does not believe there are any other large concentrations of credit risk that are not performing under the original terms or modified terms, as applicable.

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

	At June 30, 2017
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)

One- to four-family residential real estate	$1,297	$213	$1,510	$-	$1,510
Multi-family residential real estate	-	-	-	-	-
Non-Residential real estate	-	1,136	1,136	-	1,136
Total	$1,297	$1,349	$2,646	$-	$2,646
Number of loans	13	6

	At June 30, 2016
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$1,609	$324	$1,933	$-	$1,933
Multi-family residential real estate	-	-	-	-	-
Non-Residential real estate	721	1,066	1,787	-	1,787
Total	$2,330	$1,390	$3,720	$-	$3,720
Number of loans	16	6

	At June 30, 2015
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$1,148	$948	$2,096	$-	$2,096
Multi-family residential real estate	724	-	724	-	724
Non-Residential real estate	2,717	2,437	5,154	120	5,034
Total	$4,589	$3,385	$7,974	$120	$7,854
Number of loans	13	12

	At June 30, 2014
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$947	$1,552	$2,499	$-	$2,499
Multi-family residential real estate	1,663	1,200	2,863	-	2,863
Non-Residential real estate	3,008	1,639	4,647	120	4,527
Total	$5,618	$4,391	$10,009	$120	$9,889
Number of loans	13	17

	At June 30, 2013
	Loan Status		Total Unpaid Principal	Related	Recorded
	Accrual	Nonaccrual	Balance	Allowance	Investment
	(Dollars in thousands)
One- to four-family residential real estate	$2,061	$2,554	$4,615	$7	$4,608
Multi-family residential real estate	5,827	2,263	8,090	20	8,070
Non-Residential real estate	3,656	2,701	6,357	120	6,237
Total	$11,544	$7,518	$19,062	$147	$18,915
Number of loans	21	21

Loans that were included in troubled debt restructurings at June 30, 2017 and 2016 were generally given concessions of interest rate reductions of between 25 and 300 basis point, and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2017 and June 30, 2016, all loans classified as TDRs required principal and interest payments. The economic trends during the year ended June 30, 2017 were generally stable in our primary market areas, Dearborn and Ripley Counties in Indiana.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2017	2016
	(In thousands)
Special mention assets	$1,867	$5,150
Substandard assets	4,512	5,625

Total classified assets	$6,379	$10,775

At June 30, 2017: Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Nonresidential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$129,053	$32,547	$6,404	$13,355	$65,031	$4,817	$2,379	$8,495	$262,081
Watch	2,283	509	3,741	2,046	7,405	328	53	762	17,127
Special mention	444	207	82	-	1,134	-	-	-	1,867
Substandard	1,887	370	440	-	1,221	-	594	-	4,512

Total	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

At June 30, 2016: Credit Risk Profile by Internally Assigned Grade

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Nonresidential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$125,089	$33,820	$7,007	$13,914	$48,756	$2,400	$1,119	$8,475	$240,580
Watch	2,545	582	4,298	2,118	5,018	2,973	54	1,967	19,555
Special mention	681	218	160	-	3,201	-	890	-	5,150
Substandard	2,568	398	695	-	1,876	-	88	-	5,625

Total	$130,883	$35,018	$12,160	$16,032	$58,851	$5,373	$2,151	$10,442	$270,910

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2017		2016		2015
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Residential real estate:
One- to four-family	$345	$579	$689	$582	$828	$560
Multi-family	-	-	-	-	-	-
Non-Residential real estate and land	-	-	14	-	-	-
Commercial and Agricultural	118	-	-	-	3	-
Consumer and other loans	93	57	109	49	238	187

Total	$556	$636	$812	$631	$1,069	$747

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

We also identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. On a quarterly basis, management reviews all substandard commercial loans and all loans that are more than 90 days delinquent. On a quarterly basis, management reviews all classified assets and at least on an annual basis, management reviews all major lending relationships (relationships greater than $750,000). The review of major lending relationships includes completing an updated property inspection, and obtaining current tax returns and financial information about the borrowers, guarantors and the property. When collateral dependent impaired loans are identified, management will reduce the loan to estimated fair value and charge-off the difference between the outstanding balance and estimated fair value to the allowance for loan losses. Impaired loans measuring fair value under the present value of cash flows are allocated a portion of the general allowance using a charge off to reduce the loans’ carrying value to the present value of estimated cash flows. No less than quarterly, management will review the allowance for loan losses based upon the criteria discussed above and make adjustments to the allowance accordingly.

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

At June 30, 2017, our allowance for loan losses represented 1.5% of total loans and 146.8% of nonperforming loans and amounted to $4.3 million. At June 30, 2016, our allowance for loan losses represented 1.8% of total loans and 169.2% of nonperforming loans and amounted to $4.9 million. At June 30, 2015, our allowance for loan losses represented 2.0% of total loans and 79.0% of nonperforming loans and amounted to $5.1 million.

From June 30, 2016 to June 30, 2017, the loan portfolio experienced increases of $38,000 in nonperforming loans, $61,000 in nonperforming assets, and no new troubled debt restructurings. Classified assets decreased $4.4 million. The fiscal 2017 increases in nonperforming loans and nonperforming assets were primarily the result of the additions of new nonperforming loans in the current year partially offset by reductions due to loan payoffs, foreclosures, payments and movements of such loans to accruing status. For more information on the Note A/B split note strategy and the related charge-offs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Strategy – Improving our asset quality.” When a loan first becomes a troubled debt restructuring, it is included in nonaccrual loans until a history of at least six consecutive monthly payments can be established. Troubled debt restructurings are also classified as substandard assets as long as the loan is considered a troubled debt restructuring.

The net provision for loan losses was $55,000 for the year ended June 30, 2017 compared to $187,000 for the year ended June 30, 2017.

Reflective of continued improvement in our asset quality, nonperforming loans as a percentage of total loans decreased from 1.07% at June 30, 2016 to 1.02% at June 30, 2017, and nonperforming loans as a percentage of total assets decreased from 0.55% at June 30, 2016 to 0.54% at June 30, 2017.

At June 30, 2017 and 2016, nonperforming troubled debt restructurings were 46.1% and 48.2% of nonperforming loans, respectively. Troubled debt restructurings have generally been charged off or written down to their fair value at the time of the restructuring. The fair value at the time of restructuring is determined by a recent independent appraisal or cash flow analysis of the underlying collateral. As a result of the recent fair value determinations of a majority of the loans that are included in nonperforming loans, the allowance for loan losses as a percentage of nonperforming loans decreased from 169.2% at June 30, 2016 to 146.8% at June 30, 2017.

The following table illustrates the changes to the allowance for loan losses for the year ended June 30, 2017:

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Non-Owner- Occupied	Multi- Family	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge-offs	(83)	(210)	(9)	-	(600)	-	(255)	-	(1,157)
Recoveries	68	177	-	17	248	-	-	1	511
Provision (credit)	(127)	(46)	(39)	(3)	(54)	(15)	372	(33)	55
Ending Balance:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294
Balance, Individually Evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-
Balance, Collectively Evaluated	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294
Financing receivables: Ending Balance	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587
Ending Balance: individually evaluated for impairment	$1,887	$370	$235	$-	$1,136	$-	$594	$-	$4,222
Ending Balance: collectively evaluated for impairment	$127,304	$31,049	$10,271	$15,401	$73,566	$5,145	$2,432	$9,250	$274,418
Ending Balance: loans acquired at fair value	$4,476	$2,214	$161	$-	$89	$-	$-	$7	$6,947

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2017			2016			2015
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,153	26.9%	50.5%	$1,343	27.5%	52.8%	$1,478	28.8%	54.7%
Multi-family real estate	289	6.7	5.4	275	5.6	5.9	474	9.2	7.5
Non-Residential real estate	2,171	50.5	26.2	2,577	52.8	21.7	2,586	50.5	18.6
Land	127	3.0	1.1	10	0.2	0.8	16	0.3	1.2
Agricultural	40	0.9	1.3	95	1.9	2.2	-	-	2.0
Commercial	50	1.2	1.9	27	0.6	1.7	49	1.0	1.6
Consumer	347	8.1	11.8	426	8.7	12.9	517	10.1	13.5
Construction	117	2.7	1.8	132	2.7	2.0	4	0.1	0.9
Total allowance for loan losses	$4,294	100.0%	100.0%	$4,885	100.0%	100.0%	$5,124	100.0%	100.0%

Total loans	$285,587			$270,910			$257,766

	At June 30,
	2014			2013
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in Thousands)
One- to four-family residential real estate	$1,397	21.3%	52.1%	$1,157	21.3%	49.4%
Multi-family real estate	929	23.6	9.5	1,286	23.6	12.5
Non-Residential real estate and land	2,508	43.8	19.6	2,386	43.8	20.0
Land	19	0.3	1.4	17	0.3	1.3
Agricultural	-	-	1.4	-	-	1.4
Commercial	37	0.6	1.8	34	0.6	1.4
Consumer	564	10.2	13.9	553	10.2	13.8
Construction	5	0.2	0.3	10	0.2	0.2

Total allowance for loan losses	$5,459	100.0%	100.0%	$5,443	100.0%	100.0%

Total loans	$248,725			$258,996

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance at beginning of period	$4,885	$5,124	$5,459	$5,443	$5,614
Provision for (recovery of) loan losses	55	187	(348)	(132)	(66)
Charge-offs:
One- to four-family residential real estate	92	135	50	606	322
Land	255	-	-	15	-
Non-Residential real estate	600	561	467	30	457
Multi-family real estate	-	192	-	430	-
Consumer and other loans	210	157	162	163	165

Total charge-offs	1,157	1,045	679	1,244	944

Recoveries:
One- to four-family residential real estate	68	113	141	439	97
Non-Residential real estate and land	248	223	434	53	4
Multi-family real estate	17	4	-	644	660
Consumer and other loans	178	279	117	136	78

Total recoveries	511	619	692	1,272	839

Net recoveries (charge-offs)	(646)	(426)	15	28	(105)

Loss on restructuring of loans and other adjustments	-	-	-	120	-

Allowance at end of period	$4,294	$4,885	$5,124	$5,459	$5,443

Allowance to nonperforming loans	146.80%	169.21%	78.96%	54.88%	42.83%
Allowance to total loans outstanding at the end of the period	1.50%	1.80%	2.00%	2.19%	2.10%
Net (recoveries) charge-offs to average loans outstanding during the period	0.23%	0.16%	(0.01)%	(0.06)%	0.04%

The charge-offs in the year ended June 30, 2017 were primarily the result of charge-offs totaling $600,000 on two nonresidential loans and a $255,000 charge off on a land loan.

The charge-offs in the year ended June 30, 2016 were primarily the result of charge-offs totaling $460,000 on a nonresidential loan relationship and a $192,000 charge-off on a multi-family loan.

The net recoveries in the year ended June 30, 2015 were primarily the result of the recovery of two non-residential loans totaling $422,000.

The net recoveries in the year ended June 30, 2014 was due to a $379,000 multi-family loan recovery and a $124,000 recovery from two one- to four-family loans and is also reflective of overall improvement in asset quality.

The charge-offs in the year ended June 30, 2013 reflect overall improvement in asset quality and were also reduced as a result of a $651,000 recovery of a multi-family loan which had previously been charged off and which was paid off during the year ended June 30, 2013.

Interest Rate Risk Management. We have an Asset/Liability Committee, comprised of Board members, to establish policy and to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, duration, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We manage the balance sheet in an attempt to minimize the adverse effects of changes in the interest rate environment while maintaining an acceptable level of net interest income and net income. We utilize a third-party software program to calculate the Bank’s expected net interest income, net income and economic value of equity under various interest rate scenarios. These scenarios include upward and downward parallel shifts in the yield curve as well as other scenarios such as extreme yield curve flattening and inverted yield curve scenarios. Strategies for managing interest rate risk include: adjusting the investment portfolio mix and duration, adjusting the maturities of borrowings; and generally selling in the secondary market newly originated conforming fixed-rate 20- and 30-year one- to four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

Economic Value of Equity Analysis. We use an economic value of equity analysis prepared by a third-party software provider to calculate and review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The calculations assess the risk in the event of a sudden and sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the overall low level of market interest rates, these analyses are typically not performed for decreases of more than 100 basis points.

The following table presents the change in our net economic value of equity at June 30, 2017 that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$93,098	$(7,560)	(7.51)%	19.59%
300	102,068	1,410	1.40	20.66
200	103,704	3,046	3.03	20.35
100	103,609	2,951	2.93	19.73
0	100,658	-	-	18.63
(100)	92,484	(8,174)	(8.12)	16.69

The third-party software model uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit betas, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, the timing of the expected cash flow may be different, therefore they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. Historical studies are prepared and periodically updated for the most critical assumptions and management believes these assumptions to be reasonable. However, there can be no assurance that assumptions used in the model will prove to be correct.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations generally of a short-term nature. We strive to manage our cash position in order to allow for sufficient cash flow to meet obligations such as funding new loans and investments while simultaneously avoiding the buildup of excess reserves, which tends to earn a lower rate than loans and investments. Our primary sources of funds consist of deposit inflows, loan repayments and maturities, investment repayments and maturities, sales of securities and borrowings from the Federal Home Loan Bank of Indianapolis. Maturities and scheduled amortization of loans and securities are reasonably predictable sources of funds, but could be significantly influenced by prepayments. Deposit flows and other factors can be greatly influenced by changes in market interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows, in particular municipal deposit flows; (3) yields available on interest-earning deposits at other institutions; (4) yields available on loans and securities; and (5) the objectives of our liquidity policy and our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $26.9 million at June 30, 2017. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $43.0 million at June 30, 2017. Total securities classified as available-for-sale were $147.6 million at June 30, 2017.

In addition, we had the ability to borrow a total of approximately $64.5 million from the Federal Home Loan Bank of Indianapolis at June 30, 2017.

At June 30, 2017, United Community Bank’s total commitment to extend credit at variable rates was $42.5 million. The amount of fixed-rate commitments was approximately $3.7 million at June 30, 2017. The fixed-rate loan commitments at June 30, 2017 have interest rates ranging from 3.25% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2017. Certificates of deposit due within one year of June 30, 2017 totaled $66.3 million. This represented 52.8% of certificates of deposit at June 30, 2017. We believe the large percentage of certificates of deposit that mature within one year reflects the hesitancy of customers to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, which may include other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We continue to have the ability to attract new deposits and retain existing deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of June 30, 2017.

		Payments Due By Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in Thousands)
Long-term debt obligations	$8,833	$2,000	$4,833	$2,000	$-
Operating lease obligations	116	50	66	-	-
Total	$8,949	$2,050	$4,899	$2,000	$-

Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the many factors including our marketing strategies, the high level of customer service we offer, the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. We have also been successful in growing the checking account products through concerted marketing and promotional efforts. We continue to see significant value in the checking account products due to the lower rates generally paid on deposits as well as fee income that is generated from these products.

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2017	2016
	(Dollars in thousands)
Investing activities:
Loans disbursed or closed	$(97,971)	$(78,566)
Loan principal repayments	59,591	54,074
Proceeds from maturities and principal repayments of securities	19,430	20,739
Proceeds from sales of securities available-for-sale	18,022	56,058
Purchases of securities	(39,108)	(57,938)
Proceeds from sale of other real estate owned	86	212
Proceeds from bank owned life insurance death benefit	419	1,008
Capital expenditures	(137)	(256)
Financing activities:
Increase in deposits	14,770	6,348
Borrowings from Federal Home Loan Bank	-	17,000
Repayments of Federal Home Loan Bank advances	(3,167)	(18,000)
Dividends paid to stockholders	(1,092)	(981)
Repurchases of common stock	(273)	(6,108)
Proceeds from exercise of stock options	255	-

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Institution Regulation—Capital Requirements,” and Note 15 to the consolidated financial statements included in Item 8 to this Annual Report on Form 10-K.

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

For the year ended June 30, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. In the event of elevated inflation, we would expect to see an impact on our operations reflected in increased operating costs. In addition, unlike most industrial companies, substantially all the assets and liabilities of a financial institution are monetary in nature. Changing inflation and inflation expectations have a large impact on the direction of market interest rates and could have a significant impact on our operations. We model our asset/liability profile on a quarterly basis in order to quantify and analyze an estimate of the impact of changing interest rates to our net interest income, net income and economic value of equity.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, utilizing the framework established in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company’s internal control over financial reporting as of June 30, 2017 was effective.

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

September 26, 2017

Report of Independent Registered

Public Accounting Firm

To the Board of Directors of

United Community Bancorp:

We have audited the accompanying consolidated statements of financial condition of United Community Bancorp as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2017. United Community Bancorp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Community Bancorp as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Clark, Schaefer, Hackett & Co.

Cincinnati, Ohio

September 26, 2017

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	June 30, 2017	June 30, 2016
Assets

Cash and due from banks	$2,029	$2,253
Interest-earning deposits in other financial institutions	24,856	26,727
Cash and cash equivalents	26,885	28,980

Investment securities:
Securities available for sale - at estimated market value	79,188	77,725
Securities held to maturity - at amortized cost	41,954	40,763
Mortgage-backed securities available for sale - at estimated market value	68,374	74,727
Investment securities	189,516	193,215

Loans receivable, net	282,477	267,138
Loans available for sale	1,005	783

Property and equipment, net	6,603	6,877
Federal Home Loan Bank stock, at cost	3,527	3,527
Accrued interest receivable:
Loans	865	872
Investments and mortgage-backed securities	1,137	1,010
Other real estate owned, net	93	70
Cash surrender value of life insurance policies	17,023	17,241
Deferred income taxes	3,266	2,073
Prepaid expenses and other assets	1,817	1,469
Goodwill	2,522	2,522
Intangible asset	195	312
Total assets	$536,931	$526,089

Liabilities and Stockholders' Equity

Deposits	$453,655	$438,885
Advances from FHLB	8,833	12,000
Accrued interest on deposits	13	12
Accrued interest on FHLB advance	8	10
Advances from borrowers for payment of insurance and taxes	571	608
Accrued expenses and other liabilities	2,560	4,120
Total liabilities	465,640	455,635

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at June 30, 2017 and June 30, 2016; 4,205,980 and 4,198,143 shares outstanding at June 30, 2017 and June 30, 2016, respectively.	51	51
Additional paid-in capital	51,517	51,320
Retained earnings	34,839	32,484
Less shares purchased for stock plans	(1,860)	(2,335)
Treasury Stock, at cost - 943,584 and 951,421 shares at June 30, 2017 and June 30, 2016, respectively.	(12,397)	(12,445)
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of income taxes	(859)	1,379

Total stockholders' equity	71,291	70,454

Total liabilities and stockholders' equity	$536,931	$526,089

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

	For the Three Months Ended		For the Year Ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016

Interest income:
Loans	$3,028	$2,940	$11,816	$11,595
Investments and mortgage-backed securities	1,178	1,026	4,364	4,103
Total interest income	4,206	3,966	16,180	15,698
Interest expense:
Deposits	512	487	2,058	1,966
Borrowed funds	49	57	211	235
Total interest expense	561	544	2,269	2,201

Net interest income	3,645	3,422	13,911	13,497

Provision for loan losses	12	46	55	187

Net interest income after provision for loan losses	3,633	3,376	13,856	13,310

Noninterest income:
Service charges	784	756	3,106	2,968
Gain on sale of loans	95	123	644	342
Gain on sale of investments	-	21	79	145
Gain (loss) on sale of other real estate owned	-	-	(13)	27
Provision for loss on real estate owned	-	-	-	(60)
Income from bank owned life insurance	220	120	622	773
Other	77	78	358	444
Total noninterest income	1,176	1,098	4,796	4,639

Noninterest expense:
Compensation and employee benefits	1,953	2,093	8,585	8,347
Premises and occupancy expense	412	315	1,191	1,139
Deposit insurance premium	43	65	166	301
Advertising expense	106	103	401	365
Data processing expense	458	407	1,820	1,410
Intangible amortization	27	27	117	117
Professional fees	189	161	703	748
Other operating expenses	323	426	1,269	1,553
Total noninterest expense	3,511	3,597	14,252	13,980

Income before income taxes	1,298	877	4,400	3,969

Income tax provision	311	67	953	541

Net income	$987	$810	$3,447	$3,428

Basic earnings per share	$0.24	$0.20	$0.85	$0.83
Diluted earnings per share	$0.24	$0.20	$0.84	$0.82

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Year Ended June 30,
(In thousands)	2017	2016

Net income	$3,447	$3,428

Other comprehensive income, net of tax
Net unrealized gain (loss) on available for sale securities net of taxes of $(1,398) and $1,281 for the years ended June 30, 2017 and 2016, respectively.	(2,190)	2,003

Reclassification adjustment for the net realized gain on sale of available for sale securities included in net income, net of taxes of $(31) and $(57) for the years ended June 30, 2017 and 2016, respectively.	(48)	(88)

Comprehensive income	$1,209	$5,343

Accumulated comprehensive income (loss)	$(859)	$1,379

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

						Unrealized
		Additional		Shares		Gain (Loss) on Securities
	Common	Paid-In	Retained	Purchased for	Treasury	Available
(In thousands, except per share data)	Stock	Capital	Earnings	Stock plans	Stock	for Sale	Total

Balance at July 1, 2015	$51	$51,145	$30,037	$(2,923)	$(6,337)	$(536)	$71,437

Net income	-	-	3,428	-	-	-	3,428

Cash dividends of $0.06 per share	-	-	(981)	-	-	-	(981)

Shares repurchased	-	-	-	-	(6,108)	-	(6,108)

Amortization of ESOP shares	-	72	-	382	-	-	454

Restricted stock award	-	(9)	-	206	-	-	197

Stock option expense	-	93	-	-	-	-	93

Restricted stock windfall APIC adjustment	-	19	-	-	-	-	19

Unrealized gain on investments:
Net change during the period, net of deferred taxes of $1,224	-	-	-	-	-	1,915	1,915

Balance at June 30, 2016	$51	$51,320	$32,484	$(2,335)	$(12,445)	$1,379	$70,454

Net income	-	-	3,447	-	-	-	3,447

Cash dividends of $0.06 per share	-	-	(713)	-	-	-	(713)

Cash dividends of $0.09 per share	-	-	(379)	-	-	-	(379)

Shares repurchased	-	-	-	-	(273)	-	(273)

Amortization of ESOP shares	-	141	-	310	-	-	451

Restricted stock award	-	3	-	165	-	-	168

Stock option expense	-	80	-	-	-	-	80

Proceeds from exercise of stock options	-	(66)	-	-	321	-	255

Restricted stock and stock option exercise windfall APIC adjustments	-	39	-	-	-	-	39

Unrealized gain on investments:
Net change during the period, net of deferred taxes of ($1,429)	-	-	-	-	-	(2,238)	(2,238)

Balance at June 30, 2017	$51	$51,517	$34,839	$(1,860)	$(12,397)	$(859)	$71,291

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended June 30,
(In thousands)	2017	2016
Operating activities:
Net income	$3,447	$3,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	411	395
Provision for loan losses	55	187
Deferred loan origination costs	(71)	73
Amortization of premium on investments	1,766	1,874
Proceeds from sale of loans	24,125	11,067
Loans disbursed for sale in the secondary market	(23,703)	(11,348)
Gain on sale of loans	(644)	(342)
Amortization of intangible asset	117	117
Amortization of acquisition-related loan yield adjustment	(118)	(159)
Gain on sale of investment securities	(79)	(145)
Provision for loss on real estate owned	-	60
(Gain) loss on sale of other real estate owned	13	(27)
Gain recognized from death benefit on bank owned life insurance	(149)	(298)
Increase in cash surrender value of life insurance	(473)	(495)
Stock-based compensation	248	290
Amortization of ESOP shares	451	454
Deferred income taxes	236	(29)
Effects of change in operating assets and liabilities:
Accrued interest receivable	(120)	(60)
Prepaid expenses and other assets	83	216
Accrued interest payable	(1)	2
Accrued expenses and other	(1,531)	334

Net cash provided by operating activities	4,063	5,594

Investing activities:
Proceeds from maturity of available for sale investment securities	530	265
Proceeds from maturity of held to maturity securities	61	56
Proceeds from sale of available for sale investment securities	6,935	16,251
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	18,839	20,418
Proceeds from sale of mortgage-backed securities available for sale	11,087	39,807
Proceeds from sale of other real estate owned	86	212
Purchases of available for sale investment securities	(21,937)	(41,569)
Purchases of held to maturity investment securities	(1,480)	(388)
Purchases of mortgage-backed securities available for sale	(15,690)	(15,981)
Proceeds from bank owned life insurance death benefit	419	1,008
Net increase in loans	(15,327)	(13,440)
Capital expenditures	(137)	(256)

Net cash provided by (used in) investing activities	(16,614)	6,383

Financing activities:
Net increase in deposits	14,770	6,348
Borrowings from Federal Home Loan Bank	-	17,000
Repayments of Federal Home Loan Bank advances	(3,167)	(18,000)
Dividends paid to stockholders	(1,092)	(981)
Repurchases of common stock	(273)	(6,108)
Proceeds from exercise of stock options	255	-
Net increase (decrease) in advances from borrowers for payment of insurance and taxes	(37)	222

Net cash provided by (used in) financing activities	10,456	(1,519)

Net increase (decrease) in cash and cash equivalents	(2,095)	10,458

Cash and cash equivalents at beginning of period	28,980	18,522

Cash and cash equivalents at end of period	$26,885	$28,980

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

The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in Southeastern Indiana. UCB Real Estate Management Holdings, LLC, a wholly-owned subsidiary of the Bank, was formed for the purpose of holding and operating real estate assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc., a wholly-owned subsidiary of the Bank manages a portion of the Bank’s municipal bond portfolio and collects commissions from a wealth management partner.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company, the Bank, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowances for loan and deferred income taxes. Actual results could differ significantly from those estimates.

CASH AND CASH EQUIVALENTS – For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing deposits in other financial institutions with original maturities of less than ninety days.

INVESTMENT SECURITIES – Investment and mortgage-backed securities are classified upon acquisition into one of three categories: held to maturity, trading, and available for sale, in accordance with FASB Accounting Standards Codification (ASC) Topic 320, Investments. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near-term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Bank had no trading securities at June 30, 2017 or 2016. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred taxes.

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

LOANS RECEIVABLE - Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation allocations and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans held for sale are recorded at lower of cost or market, determined in the aggregate. Loans are designated for sale as a part of the Bank’s asset/liability management strategy. Market value is determined based on expected volatility in interest rates and the anticipated holding period before the loan is sold. Due to the holding period being short term, the market value and cost of the loans are approximately the same. The Bank had $1.0 million and $783,000 in loans held for sale at June 30, 2017 and 2016, respectively.

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

The mortgage servicing right asset is measured at fair value at each reporting date with changes in the fair value of the servicing asset recorded in earnings in the period in which the changes occur. For purposes of measuring fair value, loans with similar characteristics are pooled together and evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize. Earnings are projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows and costs to service the loans. The present value of future earnings is the estimated market value for the pool based upon assumptions that a third-party purchaser would utilize in evaluating the potential acquisition of the servicing rights.

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

The Bank’s internal asset review committee reviews each loan with three or more delinquent payments, and each loan ninety days or more past due as to principal or interest, and decides whether the circumstances involved give reason to place the loan on nonaccrual status. The Board of Directors reviews this information as determined by the internal asset review committee each month. While a loan is classified as nonaccrual, cash receipts are applied in accordance with its contractual terms unless full payment of principal is not expected, in which case cash receipts, whether designated as principal or interest, are applied as a reduction in the carrying value of the loan. A nonaccrual loan is generally returned to accrual status when payments are current, full collectability of principal and interest is reasonably assured and a consistent record of performance has been demonstrated. Interest income is then generally recognized on a cash basis.

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

CONCENTRATION OF CREDIT RISK - The Bank has residential and commercial loans to customers in local counties in Southeastern Indiana, Northern Kentucky, and Southwestern Ohio. Although the Bank has a diversified loan portfolio, the ability of a substantial portion of its debtors to honor their contracts is dependent upon the local economy. Management maintains deposit accounts with financial institutions in excess of federal deposit insurance limits. The Company has not experienced any losses in such accounts and evaluates the financial condition of the counterparties on a quarterly basis. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

OTHER REAL ESTATE OWNED - Real estate properties acquired through, or in lieu of, foreclosure are initially recorded at the lower of cost or fair value, with fair value based on the value of the underlying collateral at the date of foreclosure, and are transferred to the Bank’s wholly-owned subsidiary, UCB Real Estate Management Holdings, LLC. Holding costs, including losses from operations, are expensed when incurred. Valuations are periodically performed, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

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

The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	June 30,
	2017	2016

Basic weighted average outstanding shares	4,042,537	4,136,244
Effect of dilutive stock options	44,125	39,991

Diluted weighted average outstanding shares	4,086,662	4,176,235

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

For the years ended June 30, 2017, and 2016, no Goodwill impairment charges were determined to be warranted.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. ASU 2017-08 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Bank amortizes premiums to the earlier of the call date or maturity date, therefore the Bank expects no impact to the financial statements based on the adoption of this standard.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Due to the inherent speculative nature of this pronouncement, it is unknown if the implementation will have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of this ASU over the next several years prior to implementation.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and affects the guidance in ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is not yet effective. When another party is involved in providing goods or services to a customer, ASU No. 2014-09 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The amendments in ASU No. 2016-08 are intended to improve the operability and understandability of the implementation guidance in ASU No. 2014-09 on principal versus agent considerations by offering additional guidance to be considered in making the determination. ASU No. 2016-08 is effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Transitional guidance is included in the update. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Bank has determined that ASU 2016-08 will not have a significant impact on its consolidated financial statements as a significant portion of the Bank’s revenue is scoped out of the standard.

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

NOTE 2 – INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale at June 30, 2017 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$69,335	$83	$1,044	$68,374
Municipal Bonds	36,990	548	597	36,941
Small Business Admin	9,799	—	56	9,743
Collateralized Mortgage Obligations	29,664	1	360	29,305
Certificates of Deposit	2,971	29	—	3,000
Other Equity Securities	210	—	11	199

Total	$148,969	$661	$2,068	$147,562

Investment securities held to maturity at June 30, 2017 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$41,954	$792	$35	$42,711

Investment securities available for sale at June 30, 2016 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)

Mortgage-backed securities	$74,198	$619	$90	$74,727
Municipal Bonds	33,512	1,278	—	34,790
Small Business Admin	7,651	221	—	7,872
Collateralized Mortgage Obligations	31,650	182	—	31,832
Certificates of Deposit	2,971	93	—	3,064
Other Equity Securities	210	—	43	167

Total	$150,192	$2,393	$133	$152,452

Investment securities held to maturity at June 30, 2016 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Municipal bonds	$40,763	$2,438	$—	$43,201

Gross proceeds on the sale of investment and mortgage-backed securities were approximately $18,022,000 and $56,058,000 for the years ended June 30, 2017 and 2016, respectively. Gross realized gains for the years ended June 30, 2017 and 2016 were approximately $110,000 and $492,000, respectively. Gross realized losses for the years ended June 30, 2017 and 2016 were approximately $31,000 and $347,000, respectively.

The amount of investment securities pledged as security for advances from the FHLB totaled $29.9 million and $47.7 million as of June 30, 2017 and 2016, respectively. There were no pledged securities for municipal deposits as of June 30, 2017 and June 30, 2016. The Bank was notified on July 11, 2017 that it would not be required to pledge securities for municipal deposits during the September 2017 quarter.

The mortgage-backed securities, municipal bonds, small business admin, collateralized mortgage obligations, certificates of deposit, and U.S. government agency bonds available for sale have the following maturities at June 30, 2017:

	Amortized cost	Estimated market value
	(In thousands)

Due or callable in one year or less	$2,178	$2,185
Due or callable in 1 - 5 years	78,579	78,029
Due or callable in 5 - 10 years	47,750	47,355
Due or callable in greater than 10 years	20,462	19,993

Total debt securities	$148,969	$147,562

The Company held $41,954,000 and $40,763,000 in investment securities that are being held to maturity at June 30, 2017 and 2016, respectively. The investment securities held to maturity have annual returns of principal and will be fully matured between fiscal years 2018 and 2036.

The expected returns of principal of investments held to maturity are as follows as of June 30, 2017 (in thousands):

2018	65
2019	174
2020	135
2021	370
2022	2,828
Thereafter	38,382

$41,954

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at June 30, 2017 and 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2017
Municipal Bonds	$19,230	$632	$—	$—	$19,230	$632
Mortgage-backed securities	38,566	812	13,223	232	51,789	1,044
Small Business Admin	9,743	56	—	—	9,743	56
Collateralized Mortgage Obligations	28,129	360	—	—	28,129	360
Other equity securities	—	—	199	11	199	11

	$95,668	$1,860	$13,422	$243	$109,090	$2,103
Number of investments	73		7		80

June 30, 2016
Municipal Bonds	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	5,664	30	20,009	60	25,673	90
Small Business Admin	—	—	—	—	—	—
Collateralized Mortgage Obligations	—	—	—	—	—	—
Other equity securities	—	—	167	43	167	43

	$5,664	$30	$20,176	$103	$25,840	$133
Number of investments	2		8		10

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

The detail of interest and dividends on investment securities is as follows:

	For the year ended June 30,
	2017	2016
	(In thousands)
Taxable interest income	$2,195	$2,071
Nontaxable interest income	2,012	1,877
Dividends	157	155

Total	$4,364	$4,103

Mortgage-backed securities available for sale at June 30, 2017 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$58,855	$66	$964	$57,957
FHLMC	1,861	—	43	1,818
GNMA	8,619	17	37	8,599

	$69,335	$83	$1,044	$68,374

Mortgage-backed securities available for sale at June 30, 2016 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
		(In thousands)
FNMA	$64,273	$578	$90	$64,761
FHLMC	2,393	1	—	2,394
GNMA	7,532	40	—	7,572

	$74,198	$619	$90	$74,727

NOTE 3 – FINANCING RECEIVABLES

Financing receivables consist of the following:

	At June 30,
	2017	2016
	(In thousands)
Residential real estate
One- to four-family	$144,334	$143,043
Multi-family	15,401	16,032
Construction	5,145	5,373
Non-Residential real estate – commercial and office buildings	74,791	58,851
Agricultural	3,874	5,966
Land	3,026	2,151
Commercial	5,383	4,476
Consumer	33,633	35,018

	285,587	270,910

Less:
Allowance for losses	4,294	4,885
Deferred loan costs, net	(1,184)	(1,113)

	$282,477	$267,138

As of June 30, 2017, and 2016, the Company was servicing loans for the benefit of others in the amount of $81,430,000 and $68,927,000, respectively. The Company recognized $644,000 and $342,000 of pre-tax gains on sale of loans during the years ended June 30, 2017 and 2016, respectively. The carrying value of mortgage servicing rights approximated $766,000 and $639,000 as of June 30, 2017 and 2016, respectively. No impairment has been identified on the mortgage servicing assets and correspondingly, no valuation allowance has been recognized as of June 30, 2017 and 2016. In accordance with ASC 860-50, the Company recorded an adjustment at the beginning of the year to retained earnings to adjust to the value of such servicing rights at that date. The total changes in fair value recognized in the consolidated statements of income was a decrease of approximately $70,000 for the year ended June 30, 2017 and an increase of approximately $44,000 for the year ended June 30, 2016.

The Company sells loans in the secondary market. Proceeds from the sales of mortgage loans totaled $24,125,000 and $11,067,000 during the years ended June 30, 2017 and 2016, respectively. The Company had $1,005,000 and $783,000 in one- to four-family fixed rate loans designated as held for sale at June 30, 2017 and 2016, respectively. It is generally management’s intention to hold all other loans originated to maturity or earlier repayment. The following table provides information with respect to nonaccrual loans.

	At June 30,
	2017	2016
	(In thousands)
Nonaccrual loans:
One- to four-family – owner occupied	$377	$776
One- to four-family – non-owner occupied	235	235
Multi-family residential real estate	—	—

Non-Residential real estate – commercial and office buildings	—	—
Land	594	88
Consumer	370	398
Commercial	—	—
Restructured nonaccrual loans:
One- to four-family – owner occupied	$213	$324
One- to four-family – non-owner occupied	—	—
Multi-family residential real estate	—	—
Non-Residential real estate – commercial and office buildings	1,136	1,066

Total nonperforming loans	$2,925	$2,887

Number of nonaccrual loans	28	38

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

At June 30, 2017
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$1,297	$213	$1,510	$—	$1,510	16	$1,680
Multi-family residential real estate	—	—	—	—	—	—	--
Non-Residential real estate	—	1,136	1,136	—	1,136	3	1,207

Total	$1,297	$1,349	$2,646	$—	$2,646	19	$2,887

At June 30, 2016
	Loan Status		Total unpaid principal	Related	Recorded	Number	Average Recorded
(In thousands)	Accrual	Nonaccrual	balance	allowance	investment	of loans	investment
One- to four-family residential real estate	$1,609	$324	$1,933	$—	$1,933	19	$1,979
Multi-family residential real estate	—	—	—	—	—	—	361
Nonresidential real estate	721	1,066	1,787	—	1,787	3	3,009

Total	$2,330	$1,390	$3,720	$—	$3,720	22	$5,349

Interest income recognized on TDRs is as follows:

	For the year	For the year
	ended June 30, 2017	ended June 30, 2016

One- to four-family residential real estate	$58	$64
Multi-family residential real estate	—	20
Non-Residential real estate	18	76
Construction	—	—
Commercial	—	—
Consumer	—	—
Total	$76	$160

At June 30, 2017, the Bank had 19 loans totaling $2.6 million that qualified as TDRs, with no allowance for losses on these loans. With respect to the $2.6 million in TDRs, the Bank charged off $1.4 million for these loans at the time of the restructuring into the Note A/B format. At June 30, 2016, the Bank had 22 loans totaling $3.7 million that qualified as TDRs, with no allowance for losses on these loans. With respect to the $3.7 million in TDRs, the Bank charged off $1.4 million with respect to these loans at the time of the restructuring into the Note A/B format. Management continues to monitor the performance of loans classified as TDRs on a monthly basis.

The following table is a roll forward of activity in our TDRs for the fiscal years ended June 30, 2017 and 2016.

	2017		2016
(Dollar amounts in thousands)	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
Beginning balance	$3,720	22	$7,854	25
Additions to TDRs	-	-	-	-
Removal of TDR	(300)	(2)	(1,923)	(3)
Impairment Reversal	-	-	120	-
Charge-offs	(175)	-	(535)	-
Payments	(599)	(1)	(1,796)	-
	$2,646	19	$3,720	22

The Company considers TDRs that become 90 days or more past due under the modified terms as subsequently defaulted. During the year ended June 30, 2017 the Company had one residential real estate loan for $123,000 and one nonresidential real estate loan of $716,000 subsequently default after modification. The recorded investment in the loans at the time of default was approximately $599,000. Both loans were in the process of foreclosure at June 30, 2017. During the year ended June 30, 2016 there were no TDR loans that subsequently defaulted after modification.

Loans that were included in TDRs at June 30, 2017 and 2016 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At June 30, 2017 and 2016, all loans classified as TDRs required principal and interest payments.

No loans over ninety days past due accrued interest for the years ended June 30, 2016 and 2015. Interest income that would have been recorded for the years ended June 30, 2017 and 2016 had nonaccruing loans been current according to their original terms was $295,000 and $368,000, respectively. Interest related to nonaccrual loans included in interest income totaled $9,000 and $18,000 for the years ended June 30, 2017 and 2016, respectively.

The following table illustrates certain disclosures required by ASC 310-10-50-11B(c), (g) and (h).

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the year ended June 30, 2017

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Non-Owner- Occupied	Multi- Family	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge offs	(83)	(210)	(9)	-	(600)	-	(255)	-	(1,157)
Recoveries	68	177	-	17	248	-	-	1	511
Provision (credit)	(127)	(46)	(39)	(3)	(54)	(15)	372	(33)	55
Ending Balance:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294
Balance, Individually Evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-
Balance, Collectively Evaluated	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294
Financing receivables: Ending Balance	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587
Ending Balance: individually evaluated for impairment	$1,887	$370	$235	$-	$1,136	$-	$594	$-	$4,222
Ending Balance: collectively evaluated for impairment	$127,304	$31,049	$10,271	$15,401	$73,566	$5,145	$2,432	$9,250	$274,418
Ending Balance: loans acquired at fair value	$4,476	$2,214	$161	$-	$89	$-	$-	$7	$6,947

Allowance for Credit Losses and Recorded Investment in Loans Receivable For the year ended June 30, 2016

	One- to Four- Family Mortgage Owner- Occupied	Consumer	One- to Four- Family Mortgage Non-Owner- Occupied	Multi- Family	Non- Residential Real Estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Allowance for Credit Losses:
Beginning Balance:	$1,348	$517	$130	$474	$2,586	$4	$16	$49	$5,124
Charge offs	(135)	(157)	-	(192)	(561)	-	-	-	(1,045)
Recoveries	86	274	27	4	223	-	-	5	619
Provision (credit)	(64)	(208)	(49)	(11)	329	128	(6)	68	187

Ending Balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Balance, Individually Evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-
Balance, Collectively Evaluated	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Financing receivables: Ending Balance	$130,883	$35,018	$12,160	$16,032	$58,851	$5,373	$2,151	$10,442	$270,910
Ending Balance: individually evaluated for impairment	$2,535	$398	$408	$-	$1,787	$-	$88	$-	$5,216
Ending Balance: collectively evaluated for impairment	$123,148	$32,071	$11,581	$16,032	$56,946	$5,373	$2,063	$10,313	$257,527
Ending Balance: loans acquired at fair value	$5,200	$2,549	$171	$-	$118	$-	$-	$129	$8,167

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

The following table illustrates certain disclosures required by ASC 310-10-50-29(b) at June 30, 2017 and 2016.

At June 30, 2017:

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Nonresidential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$129,053	$32,547	$6,404	$13,355	$65,031	$4,817	$2,379	$8,495	$262,081
Watch	2,283	509	3,741	2,046	7,405	328	53	762	17,127
Special mention	444	207	82	-	1,134	-	-	-	1,867
Substandard	1,887	370	440	-	1,221	-	594	-	4,512

Total	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

At June 30, 2016:

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner- Occupied Mortgage	Multi- Family	Nonresidential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$125,089	$33,820	$7,007	$13,914	$48,756	$2,400	$1,119	$8,475	$240,580
Watch	2,545	582	4,298	2,118	5,018	2,973	54	1,967	19,555
Special mention	681	218	160	-	3,201	-	890	-	5,150
Substandard	2,568	398	695	-	1,876	-	88	-	5,625

Total	$130,883	$35,018	$12,160	$16,032	$58,851	$5,373	$2,151	$10,442	$270,910

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

At June 30, 2017:

Age Analysis of Past Due Loans Receivable

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
	(In thousands)
One- to four-family mortgage – owner occupied	$345	$579	$382	$1,306	$132,361	$133,667
Consumer	93	57	23	173	33,460	33,633
One- to four-family mortgage - nonowner- occupied	—	—	235	235	10,432	10,667
Multi-family mortgage	—	—	—	—	15,401	15,401
Non-Residential real estate mortgage – commercial and office buildings	—	—	535	535	74,256	74,791
Construction	—	—	—	—	5,145	5,145
Land	—	—	—	—	3,026	3,026
Commercial and agricultural	118	—	—	118	9,139	9,257

Total	$556	$636	$1,175	$2,367	$283,220	$285,587

At June 30, 2016:

Age Analysis of Past Due Loans Receivable

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
	(In thousands)
One- to four-family mortgage – owner occupied	$594	$552	$401	$1,547	$129,336	$130,883
Consumer	109	49	23	181	34,837	35,018
One- to four-family mortgage - nonowner- occupied	95	30	235	360	11,800	12,160
Multi-family mortgage	—	—	—	—	16,032	16,032
Non-Residential real estate mortgage – commercial and office buildings	—	—	—	—	58,851	58,851
Construction	—	—	—	—	5,373	5,373
Land	14	—	76	90	2,061	2,151
Commercial and agricultural	—	—	—	—	10,442	10,442

Total	$812	$631	$735	$2,178	$268,732	$270,910

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans For the year ended June 30, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	—	—	—	—	—
Multi-family mortgage	—	—	—	—	—
Non-Residential real estate mortgage – commercial and office buildings	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and agricultural	—	—	—	—	—

Total	$—	$—	$—	$—	$—

	Impaired Loans For the year ended June 30, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$1,887	$2,144	$—	$59	$2,169
Consumer	370	653	—	3	391
One- to four-family mortgage - nonowner-occupied	235	235	—	4	349
Multi-family mortgage	—	920	—		—
Non-Residential real estate mortgage – commercial and office buildings	1,136	2,719	—	20	1,468
Construction	—	—	—	—	—
Land	594	857	—	—	286
Commercial and agricultural	—	6	—	—	—

Total	$4,222	$7,534	$—	$86	$4,663

	Impaired Loans For the year ended June 30, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)

Total:
One- to four-family mortgage – owner occupied	$1,887	$2,144	$—	$59	$2,169
Consumer	370	653	—	3	391
One- to four-family mortgage - nonowner-occupied	235	235	—	4	349
Multi-family mortgage	—	920	—		—
Non-Residential real estate mortgage – commercial and office buildings	1,136	2,719	—	20	1,468
Construction	—	—	—	—	—
Land	594	857	—	—	286
Commercial and agricultural	—	6	—	—	—

Total	$4,222	$7,534	$—	$86	$4,663

Impaired Loans For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
(In thousands)
With an allowance recorded:
One- to four-family mortgage – owner occupied	$—	$—	$—	$—	$—
Consumer	—	—	—	—	—
One- to four-family mortgage - nonowner-occupied	—	—	—	—	—
Multi-family mortgage	—	—	—	—	—
Non-Residential real estate mortgage – commercial and office buildings	—	—	—	—	496
Construction	—	—	—	—	—
Land	—	—	—	—	—
Commercial and agricultural	—	—	—	—	—

Total	$—	$—	$—	$—	$496

	Impaired Loans For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)
Without an allowance recorded:
One- to four-family mortgage – owner occupied	$2,535	$2,973	$—	$17	$2,886
Consumer	398	726	—	1	461
One- to four-family mortgage - nonowner-occupied	408	408	—	3	647
Multi-family mortgage	—	920	—	—	481
Non-Residential real estate mortgage – commercial and office buildings	1,787	3,195	—	11	3,293
Construction	—	—	—	—	—
Land	88	95	—	—	149
Commercial and agricultural	—	7	—	—	—

Total	$5,216	$8,324	$—	$32	$7,917

	Impaired Loans For the year ended June 30, 2016
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(In thousands)

Total:
One- to four-family mortgage – owner occupied	$2,535	$2,973	$—	$17	$2,886
Consumer	398	726	—	1	461
One- to four-family mortgage - nonowner-occupied	408	408	—	3	647
Multi-family mortgage	—	920	—	—	481
Non-Residential real estate mortgage – commercial and office buildings	1,787	3,195	—	11	3,789
Construction	—	—	—	—	—
Land	88	95	—	—	149
Commercial and agricultural	—	7	—	—	—

Total	$5,216	$8,324	$—	$32	$8,413

Impaired loans at June 30, 2017 include TDRs with a principal balance and recorded investment of $2.6. Impaired loans at June 30, 2016 include TDRs with a principal balance and recorded investment of $3.7 million. The Bank did not have any investments in subprime loans at June 30, 2017 or 2016.

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

The Company acquired loans pursuant to the acquisition of the Integra branches in June 2010. The Company reviewed the loan portfolio at acquisition to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it will be unable to collect all amounts due according to the loan’s contractual terms. When both conditions existed, the Company accounted for each loan individually, considered expected prepayments, and estimated the amount and timing of discounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield). There were no purchased credit impaired loans at June 30, 2017.

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

The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Balance, July 1, 2015	$592
Accretion	159

Balance, June 30, 2016	$433
Accretion	4

Balance, June 30, 2017	$429

NOTE 4 – OTHER REAL ESTATE OWNED

Other real estate owned consists of the following at:

	June 30,
	2017	2016
	(In thousands)
One- to four-family residential	$93	$70
Multi-family	-	-
Land	-	-

	$93	$70

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30,
	(In thousands)
	2017	2016
Land and land improvements	$2,520	$2,520
Building and building improvements	6,272	6,220
Furniture and equipment	3,893	3,808

	12,685	12,548
Less: accumulated depreciation	6,082	5,671

	$6,603	$6,877

NOTE 6 – DEPOSITS

Deposits at June 30, 2017 and 2016 consist of the following:

	June 30, 2017		June 30, 2016
	(Dollars in thousands)
	Weighted Average Rate	Balance	Weighted Average Rate	Balance

Demand deposit accounts	0.16%	$175,026	0.10%	$155,862
Savings	0.27%	124,102	0.26%	117,102
Money market deposit accounts	0.85%	28,927	0.25%	23,204

Total demand and passbook deposits		328,055		296,168

Certificates of deposit:
Less than 12 months	0.72%	53,020	0.77%	70,152
12 months to 24 months	0.92%	23,440	0.95%	23,129
24 months to 36 months	1.59%	8,210	1.37%	6,642
More than 36 months	1.51%	7,497	1.69%	7,830
Individual retirement accounts	1.09%	33,433	1.16%	34,964

Total certificates of deposit		125,600		142,717

Total deposit accounts		$453,655		$438,885

Interest expense on deposits is as follows:

	For the years ended June 30
	2017	2016
	(In thousands)
NOW and money market accounts	$446	$262
Savings	318	290
Certificates of deposit	1,294	1,414

	$2,058	$1,966

The aggregate amount of time deposits with a minimum denomination of $250,000 was approximately $23,497,000 and $33,156,000 at June 30, 2017 and 2016, respectively. Individual deposits with denominations of more than $250,000 are not federally insured.

Total non-interest bearing deposits were approximately $105,736,000 and $100,510,000 at June 30, 2017 and 2016, respectively. Municipal deposits totaled approximately $107,155,000 and $100,204,000 at June 30, 2017 and 2016, respectively.

Maturities of certificate accounts are as follows:

	June 30, 2017	June 30, 2016
	(In thousands)
One year or less	$66,327	$85,584
1 – 2 years	31,573	30,157
2 – 3 years	16,536	15,052
3 – 4 years	3,807	9,500
4 – 5 years	7,343	2,423
Over 5 years	14	1

Totals	$125,600	$142,717

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

Intangible Assets

The Integra acquisition included a core deposit intangible asset of $1,400,000. Amortization expense for the years ended June 30, 2017 and 2016 totaled $117,000 and $117,000, respectively. Amortization of the core deposit intangible for future years is as follows (in thousands):

2018	117
2019	78

$195

NOTE 8 – FAIR VALUES OF ASSETS AND LIABILITIES

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2017		2016
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$26,885	$26,885	$28,980	$28,980
Investment securities available for sale	79,188	79,188	77,725	77,725
Investment securities held to maturity	41,954	42,711	40,763	43,201
Mortgage-backed securities	68,374	68,374	74,727	74,727
Loans receivable and loans held for sale	283,482	283,342	267,921	270,671
Accrued interest receivable	2,002	2,002	1,882	1,882
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	$453,655	$454,302	$438,885	$439,834
Accrued interest payable	21	21	22	22
FHLB advances	8,833	8,953	12,000	12,322
Off-balance sheet items	—	—	—	—

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

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2017:
Mortgage-backed securities	$68,374	$—	$68,374	$—
Municipal bonds	36,941	—	36,941	—
U.S. Government agency bonds	—	—	—	—
Small Business Admin	9,743	—	9,743	—
Collateralized Mortgage Obligations	29,305	—	29,305	—
Certificates of Deposit	3,000	—	3,000	—
Other equity securities	199	199	—	—
Mortgage servicing rights	766	—	766	—
June 30, 2016:
Mortgage-backed securities	$74,727	$—	$74,727	$—
Municipal bonds	34,790	—	34,790	—
U.S. Government agency bonds	—	—	—	—
Small Business Admin	7,872	—	7,872	—
Collateralized Mortgage Obligations	31,832	—	31,832	—
Certificates of Deposit	3,064	—	3,064	—
Other equity securities	167	167	—	—
Mortgage servicing rights	639	—	639	—

Fair value measurements for certain assets and liabilities recognized in the accompanying statements of financial condition and measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
June 30, 2017
Other real estate owned	$93	$—	$93	$—
Loans available for sale	1,005	—	1,005	—
Collateral dependent impaired loans	—	—	—	—
June 30, 2016:
Other real estate owned	$70	$—	$70	$—
Loans available for sale	783	—	783	—
Collateral dependent impaired loans	—	—	—	—

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
June 30, 2017:
Financial assets:
Cash and interest bearing deposits	$26,885	$26,885	$—	$—
Investment securities held to maturity	42,711	—	42,711	—
Loans receivable and loans held for sale	283,342	—	283,342	—
Accrued interest receivable	2,002	—	2,002	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	454,302	—	454,302	—
Accrued interest payable	21	—	21	—
FHLB advances	8,953	—	8,953	—

June 30, 2016:
Financial assets:
Cash and interest bearing deposits	$28,980	$28,980	$—	$—
Investment securities held to maturity	43,201	—	43,201	—
Loans receivable and loans held for sale	270,671	—	270,671	—
Accrued interest receivable	1,882	—	1,882	—
Investment in FHLB stock	3,527	—	3,527	—
Financial liabilities:
Deposits	439,834	—	439,834	—
Accrued interest payable	22	—	22	—
FHLB advances	12,322	—	12,322	—

NOTE 9 – BORROWED FUNDS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB held by the Bank and a blanket pledge agreement for qualifying first mortgage loans. The Bank had $8,833,000 in outstanding FHLB advances at June 30, 2017 and $12,000,000 in outstanding FHLB advances at June 30, 2016. At June 30, 2017, the Bank had five outstanding advances from the FHLB totaling $8,833,000 at interest rates ranging from 1.58% to 2.63%. At June 30, 2017, there were no outstanding borrowings under the line of credit agreement with FHLB. At June 30, 2016, the Bank had seven outstanding advances from the FHLB totaling $12,000,000 at interest rates ranging from 0.74% to 2.63%. The outstanding FHLB advances require monthly interest payments and mature at dates ranging from January 2018 through January 2022. The weighted average interest rate on outstanding FHLB advances as of June 30, 2017 was 2.19%. Maturities of FHLB advances and outstanding borrowings under the line of credit agreement are as follows (in thousands) for the year ended June 30:

2018	$2,000
2019	1,667
2020	—
2021	3,166
Thereafter	2,000

Total	$8,833

NOTE 10 – EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

The Bank has a standard 401(k) profit sharing plan. Eligible participants must be at least 18 years of age and have one year of service. The Bank makes matching contributions based on each employee’s deferral contribution. Total expense under the plan for the years ended June 30, 2017 and 2016 totaled approximately $195,000 and $181,000, respectively.

ESOP

As of June 30, 2017, and 2016, the ESOP owned 142,371 and 173,894 shares, respectively, of the Company’s common stock, which were held in a suspense account until released for allocation to the participants. Additionally, as of June 30, 2017, the Company had committed to release from suspense 11,410 shares. The Company recognized compensation expense of $451,000 and $454,000 during the years ended June 30, 2017 and 2016, respectively, which equals the fair value of the ESOP shares during the periods in which they became committed to be released. The fair value of the unearned ESOP shares approximated $2,698,000 at June 30, 2017.

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

The original term loan, which bears interest at 7.75%, is payable in fifteen annual installments of $370,000 through December 31, 2020. Due to additional principal payments made, the original term loan is expected to mature on December 31, 2017. An additional term loan resulting from the second step conversion bears interest at 3.25% and is payable in twenty annual installments of $107,000 through December 31, 2032. Shares purchased with the loan proceeds are initially pledged as collateral for the term loan and are held in a suspense account for future allocation to the ESOP participants. Each plan year, in addition to any discretionary contributions, the Company will contribute cash to the ESOP to enable the ESOP to make its principal and interest payments under the term loan. Company contributions may be increased by any investment earnings attributable to such contributions and any cash dividends paid with respect to Company stock held by the ESOP.

Deferred Compensation

In March 2002, the Bank adopted supplemental retirement income programs with selected officers and board members. To offset the costs associated with these plans, the Bank purchased single-premium life insurance policies on each officer and director, at a cumulative total cost of $5,100,000. During subsequent years, additional insurance policies were purchased with a cumulative total cost of $9,100,000 in order to offset and recover existing benefit expenses. The cash surrender value of these policies totaled $17,023,000 and $17,241,000 at June 30, 2017 and 2016, respectively.

The directors’ liability is accrued based on life expectancies and a discount rate. Information related to directors’ liability for the years ended June 30, 2017 and 2016 is as follows:

Liability balance at July 1, 2015	$1,122,600
Contributions to plan	16,240
Payments to participants	(146,210)
Liability balance at June 30, 2016	992,630
Contributions to plan	67,220
Payments to participants	(137,990)
Liability balance at June 30, 2017	$921,860

For the officer’s, an annual contribution based on actuarial assumptions is made to a secular trust with the employee as the beneficiary. Upon any change in control of the Bank, the plan provides for full supplemental benefits which would have occurred at age 65.

Future expected contributions for the funding of officers’ deferred compensation are as follows:

2018	$81,880
2019	81,880
2020	81,880
2021 and thereafter	284,718

$530,358

Officers supplemental retirement expense totaled $206,000 and $127,000 for the years ended June 30, 2017 and 2016, respectively.

Supplemental Executive Retirement Plan

A Supplemental Executive Retirement Plan (SERP) was established to provide participating executives (as determined by the Company’s Board of Directors) with benefits that cannot be provided under the 401(k) Profit Sharing Plan or ESOP as a result of limitations imposed by the Internal Revenue Code. The SERP will also provide benefits to eligible employees if they retire or are terminated following a change in control before the complete allocation of shares under the ESOP. Effect on income for the years ended June 30, 2017 and 2016 was minimal.

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

These awards vest at 20% annually from April 2015 through April 2019. As of June 30, 2017, 29.6% of all awards granted during the year ended June 30, 2014 remained outstanding and unvested. Total recognized compensation expense was $249,000 and $289,000 for the years ended June 30, 2017 and 2016, respectively. The unvested expense as of June 30, 2017 that will be recorded as expense in future periods is $356,000. The time over which this expense will be recorded will be recorded is 22 months. This expense has been calculated for stock options using the following assumptions: expected volatility of 14.22%, risk-free interest rate of 2.70%, expected term of ten years and expected dividend yield of 2.12%.

Of awards granted in December 2006, there were no remaining incentive stock options or non-statutory stock options that remained outstanding. There was no compensation expense recognized for awards granted in December 2006 for the years ended June 30, 2017 and 2016, nor is there any remaining unvested expense as of June 30, 2017 that will be recorded as expense in future periods.

Information related to stock options for the years ended June 30, 2017 and 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at July 1, 2015	450,457	14.47
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2016	450,457	14.47
Granted	—	—
Forfeited	(19,806)	—
Exercised	(27,462)	—
Expired	(227,626)	—

Outstanding at June 30, 2017	175,563	11.33	6.8 years

Exercisable at June 30, 2017	109,548	11.33	6.8 years

Fair value of options		$1.88

A summary of the status of unvested stock options for the years ended June 30, 2017 and 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at July 1, 2015	178,265	1.88
Granted	—	—
Vested	(49,518)	1.88
Forfeited	—	—

Outstanding at June 30, 2016	128,747	1.88
Granted	—	—
Vested	(42,926)	1.88
Forfeited	(19,806)	1.88

Outstanding at June 30, 2017	66,015	1.88

Information related to restricted stock grants for the years ended June 30, 2017 and 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Outstanding at July 1, 2015	62,856	11.33
Granted	—	—
Vested	(17,460)	11.33
Forfeited	—	—

Outstanding at June 30, 2016	45,396	11.33
Granted	—	—
Vested	(15,132)	11.33
Forfeited	(6,984)	—

Outstanding at June 30, 2017	23,280	11.33

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended June 30,
	2017	2016
	(In thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$441	$630
Interest	$2,270	$2,199

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gain (loss) on securities designated as available for sale, net of tax	$(2,238)	$1,915
Transfers of loans to other real estate owned	$122	$29
Option exercise and restricted stock windfall	$39	$19
Transfer of cash surrender value of bank-owned life insurance of $431 to a receivable, net of $10 accrued expense	$421	$—

NOTE 13 – COMMITMENTS

Leases

The Bank is party to various operating leases for property and equipment. Lease expense for the years ended June 30, 2017 and 2016 was $30,000 and $30,000, respectively.

Future minimum lease payments under these lease agreements are as follows for the fiscal years ended:

2018	50,000
2019	40,000
2020	24,000
2021	2,000

$116,000

The Bank entered into lease agreements with various tenants who lease space from the Bank in certain locations where the Bank has a branch office. Revenue from these leases for the years ended June 30, 2017 and 2016 was $20,100 and $9,600, respectively.

Future minimum lease payments under these lease agreements are as follows for the fiscal years ended:

2018	$27,000
2019	21,000
2020	12,000

$60,000

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

At June 30, 2017, the Bank’s total commitment to extend credit at variable rates was $42,543,000. The amount of fixed-rate commitments was approximately $3,690,000 at June 30, 2017. The fixed-rate loan commitments at June 30, 2017 have interest rates ranging from 3.25% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2017.

At June 30, 2016, the Bank’s total commitment to extend credit at variable rates was $36,492,000. The amount of fixed-rate commitments was approximately $9,463,000 at June 30, 2016. The fixed-rate loan commitments at June 30, 2016 have interest rates ranging from 3.25% to 21.0%. The Bank had no letters of credit outstanding at June 30, 2016.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to executive officers, directors and their affiliated companies, totaled $1,029,000 and 1,590,000 at June 30, 2017 and 2016, respectively. All loans were current at June 30, 2017 and 2016.

The activity in loans to executive officers, directors and their affiliated companies are as follows:

	For the year ended June 30,
	2017	2016
	(In thousands)
Beginning balance	$1,590	$1,789
New loans	194	401
Owner Status Change	(178)	(307)
Payments on loans	(575)	(293)

Ending balance	$1,031	$1,590

Deposits from officers, directors and affiliates totaled $882,000 and $989,000 at June 30, 2017 and 2016, respectively.

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

The following tables summarize the Bank’s capital amounts and the ratios required:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2017
Common equity tier 1 risk-based capital	$59,928	20.65%	$13,059	4.50%	$18,863	6.50%
Tier 1 risk-based capital	59,928	20.65%	17,412	6.00%	23,216	8.00%
Total risk-based capital	63,566	21.90%	23,216	8.00%	29,020	10.00%
Tier 1 leverage	59,928	11.13%	21,530	4.00%	26,912	5.00%

June 30, 2016
Common equity tier 1 risk-based capital	$59,095	21.44%	$12,404	4.50%	$17,916	6.50%
Tier 1 risk-based capital	59,095	21.44%	16,538	6.00%	22,051	8.00%
Total risk-based capital	62,562	22.70%	22,051	8.00%	27,564	10.00%
Tier 1 leverage	59,095	11.60%	20,380	4.00%	25,475	5.00%

Dividends from the Bank are one of the major sources of funds for the Company. These funds aid the Company in payment of dividends to shareholders, expenses, and other obligations. Payment of dividends by the Bank to the Company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current calendar year and retained net income for the preceding two years, less any required transfers to surplus or common stock. As of June 30, 2017, the Bank has received proper regulatory approval for any dividends paid to the Company in excess of regulatory limits.

Reconciliation of GAAP equity to regulatory capital is as follows for the Bank:

	June 30,
	2017	2016
	(In thousands)
GAAP equity	$62,521	$63,700
Intangible assets, net	(2,219)	(2,316)
Unrealized (gain) loss on securities available for sale	852	(1,405)
Disallowed deferred tax assets	(1,226)	(884)
Tier 1 capital	59,928	59,095
General allowance for loan losses	3,638	3,467
Risk-based capital	$63,566	$62,562

NOTE 16 – INCOME TAXES

The components of the provision for income taxes are summarized as follows:

	For the year ended June 30,
	2017	2016
	(In thousands)
Current tax expense:
Federal	$542	$478
State	175	92

	717	570

Deferred tax expense (benefit):
Federal	178	(60)
State	58	31

	236	(29)

	$953	$541

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30, 2017 and 2016 are as follows:

	June 30,
	2017	2016
	(In thousands)
Deferred tax assets arising from:
Loan loss allowance	$1,650	$1,877
Reserve for loss on real estate owned	-	100
Vacation and bonus accrual	256	255
Supplemental retirement	318	294
Stock-based compensation	49	173
Acquisition-related expenses	98	110
State depreciation differences	51	53
Yield adjustment for purchased loans	165	166
Nonaccrual interest	93	85
AMT credit carryforward	1,226	884
Unrealized loss in market value of investments	548	-
Other	-	49

Total deferred tax assets	4,454	4,046

Deferred tax liabilities arising from:
Mortgage servicing rights	(294)	(246)
Depreciation	(199)	(233)
Deferred loan fees	(455)	(428)
Amortization of intangible assets	(240)	(185)
Unrealized gain in market value of investments	-	(881)

Total deferred tax liabilities	(1,188)	(1,973)

Net deferred tax asset	$3,266	$2,073

The rate reconciliation is as follows:

	For the year ended June 30,
	2017	2016
	(In thousands)

Federal income taxes at statutory rate	$1,496	$1,350
State taxes, net of federal benefit	174	92
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on bank-owned life insurance	(212)	(263)
Tax exempt income	(662)	(617)
Expiration of stock options	118	-
Other	39	(21)

	$953	$541
Effective tax rate	21.66%	13.63%

Retained earnings at June 30, 2017 and 2016, include approximately $749,000 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If the Bank no longer qualifies as a bank, or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $255,000.

The Company accounts for uncertainty in tax positions under ASC 275-10-50-8. The Company had no unrecognized tax benefits as of June 30, 2017 and 2016. The Company recognized no interest and penalties on the underpayment of income taxes during the fiscal years ended June 30, 2017 and 2016, and had no accrued interest and penalties on the balance sheet as of June 30, 2017 and 2016. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase with the next twelve months. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ending on or before June 30, 2013.

NOTE 17 – STOCK REPURCHASE PLAN

On May 18, 2015, the Company’s Board of Directors approved the repurchase of up to 231,571 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of May 18, 2015. Purchases were conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of June 30, 2016, all had been repurchased at a total cost of $3,367,000.

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

On November 4, 2016, the Company’s Board of Directors approved the repurchase of up to 209,907 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of November 4, 2016. Purchases are being conducted solely through and based upon the parameters of Rule 10b5-1 repurchase plan. As of June 30, 2017, a total of 14,692 shares have been purchased at a total cost of $238,000.

NOTE 18 – COMPREHENSIVE INCOME RECLASSIFICATION ADJUSTMENT

The following information discloses the reclassification adjustments for each component of accumulated other comprehensive income, including the income statement line items that are affected as of June 30, 2017:

Accumulated Other Comprehensive Income Components	Reclassification Amount	Affected Line Item in the Consolidated Statements of Income
Unrealized gains on securities available for sale	$(79)	Gain on sale of investments
	$31	Tax expense
Total reclassifications for the period	$(48)	Reclassification adjustment, net of tax

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

NOTE 19 – PARENT ONLY FINANCIAL STATEMENTS

The following condensed financial statements summarize the financial position of the Company (parent company only) as of June 30, 2017 and 2016, and the results of its operations and cash flows for the fiscal years ended June 30, 2017 and 2016 (all amounts in thousands):

UNITED COMMUNITY BANCORP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2017 and 2016

	2017	2016
ASSETS
Cash and cash equivalents	$6,261	$3,847
Securities available for sale – at estimated market value	199	167
Accrued interest receivable	24	39
Deferred income taxes	1,230	900
Prepaid expenses and other assets	1,418	1,932
Investment in United Community Bank	62,521	63,700

	$71,653	$70,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$362	$131
Stockholders’ equity	71,291	70,454

	$71,653	$70,585

UNITED COMMUNITY BANCORP

STATEMENTS OF OPERATIONS

June 30, 2017 and 2016

	2017	2016
Interest income:
ESOP loan	$64	$93
Securities	13	8
Other income:
Other operating income	1	3
Equity in earnings of United Community Bank	3,656	3,570

Net revenue	3,734	3,674

Operating expenses:
Other operating expenses	415	323

Income before income taxes	3,319	3,351

Income tax benefit	(128)	(77)

Net income	$3,447	$3,428

UNITED COMMUNITY BANCORP

STATEMENTS OF CASH FLOWS

June 30, 2017 and 2016

	2017	2016
Operating activities:
Net income	$3,447	$3,428

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of United Community Bank	(3,656)	(3,570)
Shares committed to be released	451	454
Stock-based compensation	248	290
Deferred income taxes	(343)	(291)
Effects of change in assets and liabilities	760	537
Dividends received from United Community Bank	2,617	4,340

Net cash provided by operating activities	3,524	5,188

Financing activities:
Repurchases of common stock	(273)	(6,108)
Proceeds from exercise of stock options	255	-
Dividends paid to stockholders	(1,092)	(981)

Net cash used in financing activities	(1,110)	(7,089)

Net increase (decrease) in cash and cash equivalents	2,414	(1,901)
Cash and cash equivalents at beginning of year	3,847	5,748

Cash and cash equivalents at end of year	$6,261	$3,847

	Years Ended June 30,
	2017	2016
	(In thousands)

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$19	$(10)
Restricted stock windfall	$39	$19

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present quarterly financial information for the Company for 2017 and 2016:

	For the year ended June 30, 2017
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$4,206	$4,083	$3,948	$3,943
Interest expense	561	533	550	625

Net interest income	3,645	3,550	3,398	3,318
Provision for loan losses	12	11	15	17

Net interest income after provision for loan losses	3,633	3,539	3,383	3,301

Noninterest income	1,176	1,035	1,277	1,308
Noninterest expense	3,511	3,417	3,662	3,662

Income before income taxes	1,298	1,157	998	947

Provision for income taxes	311	219	258	165

Net income	$987	$938	$740	$782

	For the year ended June 30, 2016
	(In thousands)
	Fourth quarter	Third quarter	Second quarter	First quarter

Interest income	$3,966	$3,891	$3,883	$3,958
Interest expense	544	530	526	601

Net interest income	3,422	3,361	3,357	3,357
Provision for (recovery of) loan losses	46	52	45	44

Net interest income after provision for (recovery of) loan losses	3,376	3,309	3,312	3,313

Noninterest income	1,098	1,121	1,353	1,067
Noninterest expense	3,597	3,230	3,528	3,625

Income before income taxes	877	1,200	1,137	755

Provision for income taxes	67	259	159	56

Net income	$810	$941	$978	$699

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On September 26, 2017, the Bank entered into a change in control severance agreement with David Z. Rosen, the Chief Financial Officer of the Bank. The agreement provides that, in the event Mr. Rosen’s employment is terminated either involuntarily but without cause (as such term is defined in the agreement), or voluntarily but with good reason (as such term is defined in the agreement), within twelve months after a change in control (as such term is defined in the agreement) of the Company or the Bank, Mr. Rosen will be entitled to receive (i) a lump sum payment equal to one times his base salary (at the rate in effect immediately prior to the change in control or, if higher, the rate in effect when Mr. Rosen terminates employment) and (ii) the most recent bonus paid to Mr. Rosen by the Company and/or the Bank. In addition, the agreement provides that, if Mr. Rosen’s employment is terminated under such circumstances, he will also be entitled to continued benefit coverage under the Bank’s health and welfare plans for a period of twelve months following his termination of employment. In the event that it is not possible for the Bank to continue a particular benefit coverage, or if providing such a benefit coverage would be considered deferred compensation under Section 409A of the Internal Revenue Code of 1986, and in either event an exemption of the six-month delay requirement of Section 409A(a)(2)(B)(i) is not available for that particular insurance benefit, the agreement provides that Mr. Rosen will instead be entitled to receive a lump sum cash payment equal to the present value of the Bank’s projected cost to maintain that particular insurance benefit had his employment not terminated.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A under the Exchange Act within 120 days from the 2017 fiscal year end.

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

Equity Compensation Plans

The Company has adopted the 2006 Equity Incentive Plan and 2014 Equity Incentive Plan, pursuant to which equity may be awarded to participants. The plans were approved by stockholders. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2017.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	175,563	$11.33	141,590
Equity compensation plans not approved by security holders	-	-	-
Total	175,563	$11.33	141,590

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

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2017 and 2016

Consolidated Statements of Income for the Years Ended June 30, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended June 30, 2017 and 2016

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of United Community Bancorp (1)

3.2	Bylaws of United Community Bancorp (1)

4.1	Specimen Stock Certificate of United Community Bancorp (1)

10.1	Amended and Restated United Community Bank Employee Severance Compensation Plan* (1)

10.2	Amended and Restated United Community Bank Supplemental Executive Retirement Plan* (1)

10.3	Amended and Restated Employment Agreement between United Community Bancorp and Elmer G. McLaughlin* (2)

10.4	Amended and Restated Employment Agreement between United Community Bank and Elmer G. McLaughlin* (2)

10.5	Amended and Restated Employment Agreement between United Community Bancorp and W. Michael McLaughlin* (2)

10.6	Amended and Restated Employment Agreement between United Community Bank and W. Michael McLaughlin* (2)

10.7	Employment Agreement between United Community Bank and James W. Kittle* (2)

10.8	United Community Bank Directors Retirement Plan*(1)

10.9	First Amendment to the United Community Bank Directors’ Retirement Plan*(1)

10.10	Executive Supplemental Retirement Income Agreements between United Community Bank and William F. Ritzmann, Elmer G. McLaughlin and James W. Kittle and Grantor Trust Agreements thereto* (1)

No.	Description

10.11	First Amendment to the United Community Bank Executive Supplemental Retirement Income Agreement* (1)

10.12	Rabbi Trust related to Directors Retirement Plan and Executive Supplemental Retirement Income Agreements* (1)

10.13	United Community Bancorp 2006 Equity Incentive Plan* (1)

10.14	United Community Bancorp 2014 Equity Incentive Plan* (3)

10.15	Separation Agreement and Release between United Community Bancorp and Vicki. A. March* (4)

10.16	Second Amendment to Executive Supplemental Retirement Income Agreement between United Community Bank and Elmer G. McLaughlin*

10.17	Second Amendment to Executive Supplemental Retirement Income Agreement between United Community Bank and James E. Kittle*

10.18	Third Amendment to Executive Supplemental Retirement Income Agreement between United Community Bank and Elmer G. McLaughlin*

10.19	Third Amendment to Executive Supplemental Retirement Income Agreement between United Community Bank and James E. Kittle*

10.20	Executive Supplemental Retirement Income Agreement between United Community Bank and W. Michael McLaughlin and Grantor Trust Agreement thereto*

10.21	First Amendment to Executive Supplemental Retirement Income Agreement between United Community Bank and W. Michael McLaughlin*

10.22	Second Amendment to Executive Supplemental Retirement Income Agreement between United Community Bank and W. Michael McLaughlin*

10.23	Third Amendment to Executive Supplemental Retirement Income Agreement between United Community Bank and W. Michael McLaughlin*

10.24	United Community Bank Supplemental Life Insurance Plan*

10.25	Change in Control Severance Agreement between United Community Bank and David Z. Rosen*

21	Subsidiaries

23	Consent of Clark, Schaefer, Hackett & Co.

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	The following materials from United Community Bancorp’s Annual Report on Form 10-K for the year ended June 30, 2017 formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, as amended, as initially filed with the SEC on March 15, 2011 (File No. 333-172827).
(2)	Incorporated herein by reference to the Exhibits to the Company’s Form 10-K for the year ended June 30, 2015 filed with the SEC on September 28, 2015 (File No. 000-54876).
(3)	Incorporated herein by reference to the Company’s definitive proxy materials for the 2014 annual meeting of stockholders filed with the SEC on January 10, 2014 (File No. 000-54876).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2016 (File No. 000-54876).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: September 26, 2017	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Elmer G. McLaughlin	September 26, 2017
Elmer G. McLaughlin
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ David Z. Rosen	September 26, 2017
David Z. Rosen
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William F. Ritzmann	September 26, 2017
William F. Ritzmann
Chairman of the Board

/s/ Robert J. Ewbank	September 26, 2017
Robert J. Ewbank
Director

/s/ Jerry W. Hacker	September 26, 2017
Jerry W. Hacker
Director

/s/ James D. Humphrey	September 26, 2017
James D. Humphrey
Director

/s/ Julie A. Mattlin	September 26, 2017
Julie A. Mattlin
Director

/s/ John L. Sutton, Jr.	September 26, 2017
John L. Sutton, Jr.
Director

