Form 10-Q
period 2017-09-30
United Community Bancorp
filed 2017-11-13
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐   No  ☒

As of November 13, 2017, there were 4,201,113 shares of the registrant’s common stock outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)	September 30, 2017	June 30, 2017
Assets

Cash and due from banks	$1,947	$2,029
Interest-earning deposits in other financial institutions	31,487	24,856
Cash and cash equivalents	33,434	26,885

Investment securities:
Securities available for sale - at estimated market value	77,045	79,188
Securities held to maturity - at amortized cost	41,863	41,954
Mortgage-backed securities available for sale - at estimated market value	65,737	68,374
Investment securities	184,645	189,516

Loans receivable, net	287,342	282,477
Loans available for sale	460	1,005

Property and equipment, net	6,537	6,603
Federal Home Loan Bank stock, at cost	3,527	3,527
Accrued interest receivable:
Loans	903	865
Investments and mortgage-backed securities	981	1,137
Other real estate owned, net	97	93
Cash surrender value of life insurance policies	17,138	17,023
Deferred income taxes	3,198	3,266
Prepaid expenses and other assets	1,404	1,817
Goodwill	2,522	2,522
Intangible asset	165	195
Total assets	$542,353	$536,931

Liabilities and Stockholders' Equity

Deposits	$457,976	$453,655
Advances from FHLB	8,833	8,833
Accrued interest on deposits	15	13
Accrued interest on FHLB advance	8	8
Advances from borrowers for payment of insurance and taxes	973	571
Accrued expenses and other liabilities	2,490	2,560
Total liabilities	470,295	465,640

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at September 30, 2017 and June 30, 2017; 4,201,113 and 4,205,980 shares outstanding at September 30, 2017 and June 30, 2017, respectively.	51	51
Additional paid-in capital	51,617	51,517
Retained earnings	35,281	34,839
Less shares purchased for stock plans	(1,721)	(1,860)
Treasury Stock, at cost - 948,451 and 943,584 shares at September 30, 2017 and June 30, 2017, respectively.	(12,459)	(12,397)
Accumulated other comprehensive loss:
Unrealized loss on securities available for sale, net of income taxes	(711)	(859)

Total stockholders' equity	72,058	71,291

Total liabilities and stockholders' equity	$542,353	$536,931

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

	For the Three Months Ended
	September 30,
(In thousands, except per share data)	2017	2016

Interest income:
Loans	$3,191	$2,934
Investments and mortgage-backed securities	1,174	1,009
Total interest income	4,365	3,943
Interest expense:
Deposits	603	568
Borrowed funds	50	57
Total interest expense	653	625

Net interest income	3,712	3,318

Provision for loan losses	14	17

Net interest income after provision for loan losses	3,698	3,301

Noninterest income:
Service charges	792	789
Gain on sale of loans	97	220
Gain on sale of investments	9	79
Gain on sale of other real estate owned	16	-
Income from bank owned life insurance	116	120
Other	70	100
Total noninterest income	1,100	1,308

Noninterest expense:
Compensation and employee benefits	2,205	2,180
Premises and occupancy expense	295	270
Deposit insurance premium	43	71
Advertising expense	105	106
Data processing expense	470	478
Intangible amortization	30	30
Professional fees	275	250
Other operating expenses	332	277
Total noninterest expense	3,755	3,662

Income before income taxes	1,043	947

Income tax provision	181	165

Net income	$862	$782

Basic earnings per share	$0.21	$0.19
Diluted earnings per share	$0.21	$0.19

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Three Months Ended September 30,
(In thousands)	2017	2016

Net income	$862	$782

Other comprehensive income, net of tax

Net unrealized gain (loss) on available for sale securities net of taxes of $98 and ($283) for the three months ended September 30, 2017 and 2016, respectively.	153	(442)

Reclassification adjustment for the net realized gain on sale of available for sale securities included in net income, net of taxes of $(4) and ($31) for the three months ended September 30, 2017 and 2016, respectively.	(5)	(48)

Comprehensive income	$1,010	$292

Accumulated comprehensive loss	$(711)	$(859)

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
(In thousands)	2017	2016

Operating activities:
Net income	$862	$782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93	107
Provision for loan losses	14	17
Deferred loan origination costs	(19)	(64)
Amortization of premium on investments	391	495
Proceeds from sale of loans	3,556	6,188
Loans disbursed for sale in the secondary market	(2,914)	(6,827)
Gain on sale of loans	(97)	(220)
Amortization of intangible asset	30	30
Amortization of acquisition-related loan yield adjustment	(32)	(33)
Gain on sale of investment securities	(9)	(79)
Gain on sale of other real estate owned	(16)	-
Increase in cash surrender value of life insurance	(115)	(120)
Stock-based compensation	57	63
Amortization of ESOP shares	117	118
Deferred income taxes	(28)	125
Effects of change in operating assets and liabilities:
Accrued interest receivable	118	115
Prepaid expenses and other assets	413	(59)
Accrued interest payable	2	(2)
Accrued expenses and other	(67)	(1,544)

Net cash provided by (used in) operating activities	2,356	(908)

Investing activities:
Proceeds from maturity of available for sale investment securities	250	280
Proceeds from maturity of held to maturity securities	32	30
Proceeds from sale of available for sale investment securities	596	6,935
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	4,765	5,524
Proceeds from sale of mortgage-backed securities available for sale	-	11,087
Proceeds from sale of other real estate owned	73	-
Purchases of available for sale investment securities	(910)	(9,885)
Purchases of mortgage-backed securities available for sale	-	(10,943)
Net increase in loans	(4,889)	(5,958)
Capital expenditures	(27)	(16)

Net cash used in investing activities	(110)	(2,946)

Financing activities:
Net increase in deposits	4,321	3,089
Dividends paid to stockholders	(420)	(252)
Net increase in advances from borrowers for payment of insurance and taxes	402	210

Net cash provided by financing activities	4,303	3,047

Net increase (decrease) in cash and cash equivalents	6,549	(807)

Cash and cash equivalents at beginning of period	26,885	28,980

Cash and cash equivalents at end of period	$33,434	$28,173

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

The Company, through the Bank, operates in a single business segment providing traditional banking services through its office and branches in southeastern Indiana. UCB Real Estate Management Holding, LLC is a wholly-owned subsidiary of the Bank. The entity was formed for the purpose of holding assets that are acquired by the Bank through, or in lieu of, foreclosure. UCB Financial Services, Inc., a wholly-owned subsidiary of the Bank, was formed for a variety of purposes, but primarily owns and manages a portion of the Bank’s municipal bond portfolio and collects commissions from a wealth management partner.

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2017, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2017.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.        EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of September 30, 2017 and June 30, 2017, the ESOP owned 142,371 shares of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For the three months ended September 30, 2017 there were no outstanding options to purchase shares that were excluded from the computations of diluted earnings per share as all existing options are dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding:

	Three Months Ended
	September 30,
	2017	2016

Basic weighted average outstanding shares	4,060,435	4,024,249
Effect of dilutive stock options	35,350	33,762
Diluted weighted average outstanding shares	4,095,785	4,058,011

4.        STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $57,000 and $63,000 for the three months ended September 30, 2017 and 2016, respectively.

In September 2017, 18,570 restricted shares and 53,506 stock option shares were awarded from the United Community Bancorp 2014 Equity Incentive Plan. No stock-based compensation awards were granted during the three months ended September 30, 2016.

5.        DIVIDENDS – On August 10, 2017 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.10 per share. The dividend, totaling $420,000, was paid during the three months ended September 30, 2017.

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

Additionally, on May 18, 2015, the Company’s Board of Directors approved the repurchase of up to 231,571 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of May 18, 2015. Purchases were conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. As of June 30, 2016, 231,571 shares were repurchased at a total cost of $3.4 million.

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

On November 4, 2016, the Company’s Board of Directors approved the repurchase of up to 209,907 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of November 4, 2016. Purchases were conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. A total of 14,692 shares were purchased at a total cost of $238,000.

7.        SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	September 30,
	2017	2016
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$260	$43
Interest	$651	$627

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains on securities designated as available for sale, net of tax	$148	$490
Transfers of loans to other real estate owned	$61	$-

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

The estimated fair values of the Company’s financial instruments at September 30, 2017 and June 30, 2017 are as follows:

	September 30, 2017		June 30, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$33,434	$33,434	$26,885	$26,885
Investment securities available for sale	77,045	77,045	79,188	79,188
Investment securities held to maturity	41,863	42,721	41,954	42,711
Mortgage-backed securities	65,737	65,737	68,374	68,374
Loans receivable and loans receivable held for sale	287,802	287,114	283,482	283,342
Accrued interest receivable	1,884	1,884	2,002	2,002
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	$457,976	$458,626	$453,655	$454,302
Accrued interest payable	23	23	21	21
FHLB advances	8,833	8,950	8,833	8,953

Off-balance sheet items	$--	$--	$--	$--

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2017	(In thousands)
Mortgage-backed securities	$65,737	$--	$65,737	$--
Municipal bonds	37,031	--	37,031	--
Small Business Administration	9,543	--	9,543	--
Collateralized Mortgage Obligations	27,272	--	27,272	--
Certificates of Deposit	2,996	--	2,996	--
Other equity securities	203	203	--	--
Mortgage servicing rights	747	--	747	--

June 30, 2017
Mortgage-backed securities	$68,374	$--	$68,374	$--
Municipal bonds	36,941	--	36,941	--
Small Business Administration	9,743	--	9,743	--
Collateralized Mortgage Obligations	29,305	--	29,305	--
Certificates of Deposit	3,000	--	3,000	--
Other equity securities	199	199	--	--
Mortgage servicing rights	766	--	766	--

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2017:	(In thousands)
Other real estate owned	$97	$--	$97	$--
Loans held for sale	460	--	460	--

June 30, 2017:
Other real estate owned	$93	$--	$93	$--
Loans held for sale	1,005	--	1,005	--

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
September 30, 2017:
Financial assets:
Cash and interest-bearing deposits	$33,434	$33,434	$--	$--
Investment securities held to maturity	42,721	--	42,721	--
Loans receivable and loans held for sale	287,114	--	287,114	--
Accrued interest receivable	1,884	--	1,884	--
Investment in FHLB stock	3,527	--	3,527	--
Financial liabilities:
Deposits	458,626	--	458,626	--
Accrued interest payable	23	--	23	--
FHLB advances	8,950	--	8,950	--

June 30, 2017:
Financial assets:
Cash and interest-bearing deposits	$26,885	$26,885	$--	$--
Investment securities held to maturity	42,711	--	42,711	--
Loans receivable and loans held for sale	283,342	--	283,342	--
Accrued interest receivable	2,002	--	2,002	--
Investment in FHLB stock	3,527	--	3,527	--
Financial liabilities:
Deposits	454,302	--	454,302	--
Accrued interest payable	21	--	21	--
FHLB advances	8,953	--	8,953	--

9.        INVESTMENT SECURITIES

Investment securities available for sale at September 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$66,610	$65	$938	$65,737
Municipal bonds	36,988	548	505	37,031
Small Business Administration	9,569	--	26	9,543
Collateralized Mortgage Obligations	27,598	--	326	27,272
Certificates of Deposit	2,971	25	--	2,996
Other equity securities	210	--	7	203
	$143,946	$638	$1,802	$142,782

Investment securities held to maturity at September 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$41,863	$869	$11	$42,721

Investment securities available for sale at June 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$69,335	$83	$1,044	$68,374
Municipal bonds	36,990	548	597	36,941
Small Business Administration	9,799	--	56	9,743
Collateralized Mortgage Obligations	29,664	1	360	29,305
Certificates of Deposit	2,971	29	--	3,000
Other equity securities	210	--	11	199
	$148,969	$661	$2,068	$147,562

Investment securities held to maturity at June 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$41,954	$792	$35	$42,711

The mortgage-backed securities, callable bonds and municipal bonds have the following maturities at September 30, 2017:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$2,115	$2,121	$107	$108
Due or callable in 1 - 5 years	80,336	79,943	3,814	3,874
Due or callable in 5 - 10 years	41,194	40,786	5,964	6,108
Due or callable in greater than 10 years	20,091	19,729	31,978	32,631
Total debt securities	$143,736	$142,579	$41,863	$42,721

All other securities available for sale at September 30, 2017 are saleable within one year.

Gross proceeds on the sale of investment and mortgage-backed securities were $596,000 and $18.0 million for the three months ended September 30, 2017 and 2016, respectively. Gross realized gains for the three months ended September 30, 2017 and 2016 were $9,000 and $110,000 respectively. Gross realized losses for the three months ended September 30, 2017 and 2016 were $0 and $31,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at September 30, 2017 and June 30, 2017:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2017
Municipal Bonds	$6,976	$154	$8,602	$362	$15,578	$516
Mortgage-backed securities	21,728	222	25,448	716	47,176	938
Small Business Admin	9,543	26	-	-	9,543	26
Collateralized Mortgage Obligations	19,483	205	6,642	121	26,125	326
Other equity securities	-	-	203	7	203	7
	$57,730	$607	$40,895	$1,206	$98,625	$1,813
Number of investments		43		30		73

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2017
Municipal Bonds	$19,230	$632	$—	$—	$19,230	$632
Mortgage-backed securities	38,566	812	13,223	232	51,789	1,044
Small Business Admin	9,743	56	—	—	9,743	56
Collateralized Mortgage Obligations	28,129	360	—	—	28,129	360
Other equity securities	—	—	199	11	199	11
	$95,668	$1,860	$13,422	$243	$109,090	$2,103
Number of investments		73		7		80

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the three months ended September 30, 2017:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2017	$195	$2,522
Amortization	30	--
Balance at September 30, 2017	$165	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of September 30, 2017:

October 1, 2017 through June 30, 2018	$87
2019	78
$165

11.        DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three months ended September 30, 2017 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2017:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294
Charge offs	(70)	(79)	--	--	--	--	--	--	(149)
Recoveries	49	22	--	6	39	--	--	--	116
Provision (credit)	33	46	(4)	(17)	(47)	(13)	21	(5)	14
Ending Balance:	$1,105	$336	$56	$278	$2,163	$104	$148	$85	$4,275

Balance, Individually Evaluated	$--	$--	$--	$--	$--	$--	$--	$--	$--

Balance, Collectively Evaluated	$1,105	$336	$56	$278	$2,163	$104	$148	$85	$4,275

Financing receivables:
Ending balance	$135,297	$33,486	$10,467	$15,506	$76,117	$5,931	$3,579	$10,032	$290,415

Ending Balance: individually evaluated for impairment	$1,419	$229	$352	$--	$586	$--	$578	$--	$3,164

Ending Balance: collectively evaluated for impairment	$129,868	$31,186	$9,956	$15,506	$75,450	$5,931	$3,001	$10,025	$280,923

Ending Balance: loans acquired at fair value	$4,010	$2,071	$159	$--	$81	$--	$--	$7	$6,328

For the year ended June 30, 2017 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge offs	(83)	(210)	(9)	--	(600)	--	(255)	--	(1,157)
Recoveries	68	177	--	17	248	--	--	1	511
Provision (credit)	(127)	(46)	(39)	(3)	(54)	(15)	372	(33)	55
Ending Balance:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294

Balance, Individually Evaluated	$--	$--	$--	$--	$--	$--	$--	$--	$--

Balance, Collectively Evaluated	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294

Financing receivables:
Ending balance	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

Ending Balance: individually evaluated for impairment	$1,887	$370	$235	$--	$1,136	$--	$594	$--	$4,222

Ending Balance: collectively evaluated for impairment	$127,304	$31,049	$10,271	$15,401	$73,566	$5,145	$2,432	$9,250	$274,418

Ending Balance: loans acquired at fair value	$4,476	$2,214	$161	$--	$89	$--	$--	$7	$6,947

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

Credit Risk Profile by Internally Assigned Grade
At September 30, 2017
(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$131,064	$32,390	$6,347	$13,477	$67,727	$4,901	$2,407	$9,124	$267,437
Watch	2,446	717	3,689	2,029	6,603	1,030	594	908	18,016
Special mention	368	150	79	--	835	--	--	--	1,432
Substandard	1,419	229	352	--	952	--	578	--	3,530
Total:	$135,297	$33,486	$10,467	$15,506	$76,117	$5,931	$3,579	$10,032	$290,415

Credit Risk Profile by Internally Assigned Grade
At June 30, 2017
(in thousands)

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$129,053	$32,547	$6,404	$13,355	$65,031	$4,817	$2,379	$8,495	$262,081
Watch	2,283	509	3,741	2,046	7,405	328	53	762	17,127
Special mention	444	207	82	--	1,134	--	--	--	1,867
Substandard	1,887	370	440	--	1,221	--	594	--	4,512
Total:	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable
At September 30, 2017
(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$558	$250	$65	$873	$134,424	$135,297
Consumer	79	10	23	112	33,374	33,486
One- to Four- Family Mortgage - Non-Owner Occupied	--	--	222	222	10,245	10,467
Multi-family Mortgage	--	--	--	--	15,506	15,506
Nonresidential Real Estate – commercial and office buildings	--	--	586	586	75,531	76,117
Construction	--	--	--	--	5,931	5,931
Land	--	--	--	--	3,579	3,579
Commercial and Agricultural	--	--	--	--	10,032	10,032
Total	$637	$260	$896	$1,793	$288,622	$290,415

Age Analysis of Past Due Loans Receivable
At June 30, 2017
(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$345	$579	$382	$1,306	$132,361	$133,667
Consumer	93	57	23	173	33,460	33,633
One- to Four- Family Mortgage - Non-Owner-Occupied	--	--	235	235	10,432	10,667
Multi-family Mortgage	--	--	--	--	15,401	15,401
Nonresidential Real Estate – commercial and office buildings	--	--	535	535	74,256	74,791
Construction	--	--	--	--	5,145	5,145
Land	--	--	--	--	3,026	3,026
Commercial and Agricultural	118	--	--	118	9,139	9,257
Total	$556	$636	$1,175	$2,367	$283,220	$285,587

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans at September 30, 2017

(in thousands)

				For the three months ended September 30, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment

One- to Four- Family Mortgage - Owner-Occupied	$1,419	$1,576	$--	$17	$1,653
Consumer	229	553	--	--	300
One- to Four- Family Mortgage -Non-Owner Occupied	352	352	--	--	294
Multi-family Mortgage	--	920	--	--	--
Nonresidential Real Estate – commercial and office buildings	586	1,619	--	--	861
Construction	--	--	--	--	--
Land	578	841	--	--	586
Commercial and Agricultural	--	6	--	--	--
Total	$3,164	$5,867	$--	$17	$3,694

Impaired Loans at June 30, 2017

(in thousands)

				For the year ended June 30, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average recorded investment
	(in thousands)

One- to Four- Family Mortgage - Owner-Occupied	$1,887	$2,144	$--	$59	$2,169
Consumer	370	653	--	3	391
One- to Four- Family Mortgage - Non-Owner Occupied	235	235	--	4	349
Multi-family Mortgage	--	920	--	--	--
Nonresidential Real Estate – commercial and office buildings	1,136	2,719	--	20	1,468
Construction	--	--	--	--	--
Land	594	857	--	--	286
Commercial and Agricultural	--	6	--	--	--
Total	$4,222	$7,534	$--	$86	$4,663

The Bank did not have any investments in subprime loans at September 30, 2017. Impaired loans at September 30, 2017 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $1.9 million and a recorded investment of $1.9 million. See Note 12 for a discussion on TDRs.

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

The following tables summarize TDRs by loan type and accrual status.

	At September 30, 2017
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,154	$202	$1,356	$--	$1,356	14	$1,540
Nonresidential real estate	--	586	586	--	586	2	1,012
Total	$1,154	$788	$1,942	$--	$1,942	16	$2,552

	At June 30, 2017
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,297	$213	$1,510	$--	$1,510	16	$1,680
Nonresidential real estate	--	1,136	1,136	--	1,136	3	1,207
Total	$1,297	$1,349	$2,646	$--	$2,646	19	$2,887

Interest income recognized on TDRs is as follows:

	For the three months ended September 30,
	2017	2016

One-to-Four Family residential real estate	$13	$17
Multi-family residential real estate	--	--
Nonresidential real estate	--	11
Construction	--	--
Commercial	--	--
Consumer	--	--
Total	$13	$28

At September 30, 2017, the Bank had 16 loans totaling $1.9 million that were reported as TDRs, and had established an allowance for losses on these loans of $0. With respect to the $1.9 million in TDRs, the Bank charged-off $1.0 million at the time the loans were restructured into the Note A/B split note format. At June 30, 2017, the Bank had 19 loans totaling $2.6 million that were reported as TDRs, and had an allowance for losses on these loans of $0. With respect to the $2.6 million in TDRs, the Bank charged-off $1.4 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At September 30, 2017, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at September 30, 2017 and June 30, 2017 were generally given concessions of interest rate reductions of between 25 and 300 basis points and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At September 30, 2017 and June 30, 2017, all loans classified as TDRs required principal and interest payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2017
	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$2,646	19
Additions to TDR	--	--
Charge-offs	--	--
Removal of TDRs	--	--
Payments	(704)	(3)
Ending balance	$1,942	16

13.        ACCUMULATED OTHER COMPREHENSIVE INCOME

Reclassification out of accumulated other comprehensive income during the three months ended September 30, 2017 and 2016 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30,		Affected Line Item in the Consolidated
	2017	2016	Statements of Income
Realized gain on sale of securities	$9	$79	Gain on sale of investments
Less provision (benefit) for income taxes	4	31	Income tax provision
Reclassification adjustment, net of taxes	$5	$48

14.        EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2017, which is available through the SEC’s website at www.sec.gov and in other reports filed by the Company. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: the allowance for loan losses and the valuation of deferred income taxes.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is the amount estimated by management as necessary to cover probable credit losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on affected loans; and the value of collateral. Inherent loss factors based upon environmental and other economic factors are then applied to the remaining loan portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2017.

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of September 30, 2017 and June 30, 2017. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended September 30, 2017 and 2016, and had no accrued interest and penalties on the balance sheet as of September 30, 2017 and June 30, 2017. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2014.

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

Balance Sheet Analysis

Total assets were $542.4 million at September 30, 2017, which represents an increase of $5.4 million when compared to June 30, 2017. The increase in total assets was due to a $4.9 million increase in total loans and a $6.5 million increase in cash and cash equivalents. These increases were partially offset by a $4.9 million decrease in investment securities. The increase in total loans is primarily the result of the continued execution of our controlled growth strategies in mortgage and commercial lending.

In addition to the loan growth achieved during the quarter ended September 30, 2017, the Company had approximately $11.4 million in undisbursed construction loans as of September 30, 2017. While these were not on the Company’s balance sheet as of September 30, 2017 and there can be no assurance of disbursement in the future, the loans have closed and management expects the majority of these committed funds to be disbursed.

Total liabilities were $470.3 million at September 30, 2017, which represents an increase of $4.7 million when compared to June 30, 2017. The increase is primarily due to a $4.3 million increase in deposits during the quarter.

Stockholders’ equity totaled $72.1 million as of September 30, 2017, which represents an increase of $767,000 when compared to June 30, 2017. The increase was primarily due to net income of $862,000 for the quarter ended September 30, 2017, and a $148,000 decrease in the unrealized loss on securities available for sale. The increases were partially offset by dividends paid during the quarter totaling $420,000.

There were 4,201,113 and 4,205,980 outstanding shares of common stock at both September 30, 2017 and June 30, 2017, respectively. For all periods presented, the Bank was considered “well-capitalized” under applicable regulatory requirements.

Loans. At September 30, 2017, one- to four- family residential loans totaled $145.8 million, or 50.2% of total gross loans, compared to $144.3 million, or 50.5% of total gross loans, at June 30, 2017.

Multi-family and nonresidential real estate loans totaled $91.6 million and represented 31.6% of total loans at September 30, 2017, compared to $90.2 million, or 31.6% of total loans, at June 30, 2017.

Construction loans totaled $5.9 million, or 2.1% of total loans, at September 30, 2017, compared to $5.1 million, or 1.8% of total loans, at June 30, 2017.

Land loans totaled $3.6 million, or 1.2% of total loans, at September 30, 2017 compared to $3.0 million or 1.1% of total loans at June 30, 2017.

Commercial business loans totaled $6.1 million, or 2.1% of total loans, at September 30, 2017, compared to $5.4 million, or 1.9% of total loans, at June 30, 2017.

Agricultural loans totaled $3.9 million, or 1.3% of total loans, at September 30, 2017, compared to $3.9 million or 1.3% of total loans, at June 30, 2017.

Consumer loans totaled $33.5 million and represented 11.5% of total loans at September 30, 2017, compared to $33.6 million or 11.8% of total loans at June 30, 2017.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2017		At June 30, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$145,764	50.2%	$144,334	50.5%
Multi-family	15,506	5.4	15,401	5.4
Construction	5,931	2.1	5,145	1.8
Nonresidential real estate	76,117	26.2	74,791	26.2
Land	3,579	1.2	3,026	1.1
Commercial business	6,130	2.1	5,383	1.9
Agricultural	3,902	1.3	3,874	1.3
Consumer:
Home equity	28,585	9.9	28,992	10.2
Auto	2,360	0.8	2,208	0.8
Share loans	969	0.3	945	0.3
Other	1,572	0.5	1,488	0.5
Total consumer loans	33,486	11.5	33,633	11.8
Total loans	$290,415	100.0%	$285,587	100.0%
Less (plus):
Deferred loan costs, net	(1,202)		(1,184)
Allowance for loan losses	4,275		4,294
Loans, net	$287,342		$282,477

Loan Maturity

The following table sets forth certain information at September 30, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which can significantly shorten the average life of the loan and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,583	$34,044	$103,137	$145,764
Multi-family real estate	1,212	2,793	11,501	15,506
Construction	978	71	4,882	5,931
Nonresidential real estate	6,728	18,450	50,939	76,117
Land	1,216	1,503	860	3,579
Commercial	1,313	2,822	1,995	6,130
Agricultural	804	2,027	1,071	3,902
Consumer	1,713	3,885	27,888	33,486
Total	$22,547	$65,595	$202,273	$290,415

The following table sets forth the dollar amount of all loans at September 30, 2017 due after September 30, 2018 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$39,193	$97,988	$137,181
Multi-family real estate	7,228	7,066	14,294
Construction	873	4,080	4,953
Nonresidential real estate	17,568	51,821	69,389
Land	78	2,285	2,363
Commercial	3,261	1,556	4,817
Agricultural	1,822	1,276	3,098
Consumer	2,616	29,157	31,773
Total	$72,639	$195,229	$267,868

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Total loans at beginning of period	$285,587	$270,910
Loans originated (1):
One- to four-family residential real estate	11,030	15,750
Multi-family residential real estate	537	8,645
Construction	556	889
Nonresidential real estate	2,885	4,645
Land	626	852
Commercial and agricultural	1,662	553
Consumer	2,619	2,803
Total loans originated	19,915	34,137
Deduct:
Loan principal repayments	12,173	21,728
Loans originated for sale	2,914	6,827
Net loan activity	4,828	5,582
Total loans at end of period	$290,415	$276,492

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Overview. Net income increased $80,000 to $862,000 for the quarter ended September 30, 2017 from $782,000 for the quarter ended September 30, 2016.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30,
	2017	2016	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,191	$2,934	9%
Investment and mortgage backed securities	1,094	981	12%
Other interest-earning assets	80	28	186%
Total interest income	4,365	3,943	11%

Interest expense:
NOW and money market deposit accounts	221	149	48%
Passbook accounts	86	76	13%
Certificates of deposit	296	343	(14)%
Total interest-bearing deposits	603	568	6%
FHLB advances	50	57	(12)%
Total interest expense	653	625	4%
Net interest income	$3,712	$3,318	12%

Net interest income totaled $3.7 million for the quarter ended September 30, 2017, which represents an increase of $394,000, or 11.9% when compared to the quarter ended September 30, 2016. The growth in net interest income, the Company’s core business, was the result of an increase in interest income, partially offset by an increase in interest expense. Interest income increased by $422,000 due to a $14.6 million increase in the average balance of loans, an increase in the average rate earned on loans from 4.34% in the prior year quarter to 4.48% in the current year quarter, and an increase in the average rate earned on investment securities from 2.06% in the prior year quarter to 2.34% in the current year quarter. The increase in loan balances is primarily the result of the continued execution of our controlled growth strategies in mortgage and commercial lending. The increases were partially offset by a $3.3 million decrease in the average balance of investment securities. Interest expense increased by $28,000 due to an $11.2 million increase in the average balance of deposits, and an increase in the average rate paid on deposits from 0.51% in the prior year quarter to 0.53% in the current year quarter.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2017 and 2016. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$284,841	$3,191	4.48%	$270,246	$2,934	4.34%
Investment and mortgage-backed securities	187,166	1,094	2.34	190,477	981	2.06
Other interest-earning assets	29,172	80	1.10	31,379	28	0.36
	501,179	4,365	3.48	492,102	3,943	3.21
Non interest-earning assets	37,186			37,362
Total assets	$538,365			529,464

Liabilities and stockholders' equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	204,893	221	0.43	187,066	149	0.32
Passbook accounts (1)	126,409	86	0.27	115,412	76	0.26
Certificates of deposit (1)	123,003	296	0.96	140,578	343	0.98
Total interest-bearing deposits	454,305	603	0.53	443,056	568	0.51
FHLB advances	8,833	50	2.26	12,000	57	1.90
Total interest-bearing liabilities	463,138	653	0.56	455,056	625	0.55
Noninterest bearing liabilities, commitments and contingencies	3,423			3,807
Total liabilities, commitments and contingencies	466,561			458,863
Stockholders' equity	71,804			70,601
Total liabilities and stockholders' equity	$538,365			$529,464
Net interest income		$3,712			$3,318
Interest rate spread			2.92%			2.66
Net interest margin (annualized)			2.96%			2.70
Average interest-earning assets to average interest-bearing liabilities			108.21%			108.14%

Provision for Loan Losses. The provision for loan losses was $14,000 for the quarter ended September 30, 2017 compared to $17,000 for the quarter ended September 30, 2016.

Nonperforming assets to total assets decreased to 0.39% from 0.56% at June 30, 2017, a decrease of 30.4%. Nonperforming loans as a percentage of total loans decreased from 1.02% at June 30, 2017 to 0.69% at September 30, 2017, and nonperforming loans as a percentage of total assets decreased from 0.54% at June 30, 2017 to 0.37% at September 30, 2017.

Noninterest Income. The following table summarizes noninterest income for the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30,
	2017	2016	% Change

Service charges	$792	$789	0.4%
Gain on sale of loans	97	220	(55.9)
Gain on sale of investments	9	79	(88.6)
Gain on sale of other real estate owned	16	--	100.0
Income from Bank Owned Life Insurance	116	120	(3.3)
Other	70	100	(30.0)
Total	$1,100	$1,308	(15.9)

Noninterest income totaled $1.1 million for the quarter ended September 30, 2017, which represents a decrease of $208,000, or 15.9% when compared to the quarter ended September 30, 2016. The decrease was primarily due to a decrease of $123,000 in gain on the sale of mortgage loans, and a $70,000 decrease in gain on the sale of investments. The decrease in gain on the sale of mortgage loans is primarily due to lower sales volume. The decrease in gain on the sale of investment securities is the result of fewer sales in the current year quarter and a resulting gain of $9,000, as compared to a net gain of $79,000 in the prior year quarter.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three months ended September 30, 2017 and 2016.

	Three Months Ended
	September 30,
	2017	2016	% Change
	(Dollars in thousands)
Compensation and employee benefits	$2,205	$2,180	1.1%
Premises and occupancy expense	295	270	9.3
Deposit insurance premium	43	71	(39.4)
Advertising expense	105	106	(0.9)
Data processing expense	470	478	(1.7)
Intangible amortization	30	30	0.0
Professional fees	275	250	10.0
Other operating expenses	332	277	19.9
Total	$3,755	$3,662	2.5

Noninterest expense totaled $3.8 million for the quarter ended September 30, 2017, which represents an increase of $93,000, or 2.5% when compared to the quarter ended September 30, 2016. The increase was primarily due to an increase in other operating expenses of $55,000, a $25,000 increase in compensation expense, a $25,000 increase in premises and occupancy expense, and a $25,000 increase in professional fees. The increase in other operating expenses is primarily due to recruitment expenses relating to the recent hiring of additional commercial lenders. The increases were partially offset by a $28,000 decrease in deposit insurance expense.

Income Taxes. Income tax expense for the three months ended September 30, 2017 was $181,000 compared to $165,000 for the three months ended September 30, 2016. The effective tax rate was 17.4% for the both the three months ended September 30, 2017 and the three months ended September 30, 2016.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at September 30, 2017 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At September 30, 2017, 16 loans were considered to be TDRs (with a recorded investment of $1.9 million) of which five loans (with a recorded investment of $0.8 million) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At September 30, 2017	At June 30, 2017
(Dollars in thousands)	(Unaudited)
Nonaccrual loans:
One- to four-family residential real estate	$415	$612
Nonresidential real estate and land	578	594
Consumer	228	370
Total nonaccrual loans	1,221	1,576
One- to four-family residential real estate	202	213
Nonresidential real estate and land	586	1,136
Total nonaccrual restructured loans	788	1,349
Total nonperforming loans	2,009	2,925
Real estate owned	97	93
Total nonperforming assets	$2,106	$3,018
Accruing restructured loans	1,154	1,297
Accruing restructured loans and nonperforming assets	$3,260	$4,315
Total nonperforming loans to total loans	0.69%	1.02%
Total nonperforming loans to total assets	0.37	0.54
Total nonperforming assets to total assets	0.39	0.56

Interest income that would have been recorded for the three months ended September 30, 2017 had nonaccruing loans been current according to their original terms was $59,000. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $0 for the three months ended September 30, 2017.

Nonperforming assets as a percentage of total assets decreased from 0.59% at September 30, 2016 to 0.39% at September 30, 2017, and decreased from 0.56% at June 30, 2017. Nonperforming loans as a percentage of total loans decreased from 1.11% at September 30, 2016 to 0.69% at September 30, 2017, and decreased from 1.02% at June 30, 2017. The Company remains focused on improving asset quality and continues to review all available options to decrease nonperforming assets. Beginning with the disclosure in the Company’s Form 10-Q for the quarter ended March 31, 2011, the Company included “Loan Relationship” narratives regarding its five largest nonaccrual (nonperforming) loans and loans having the five largest charge-offs, all of which were commercial real estate loans. As of March 31, 2011, the amount of all nonaccrual (nonperforming) loans totaled $19.5 million, and the amount of all accruing TDR loans totaled $7.0 million. As of September 30, 2017, the amount of all nonaccrual (nonperforming) loans decreased to $2.0 million and the amount of all accruing TDR loans decreased to $1.2 million.

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

At September 30, 2017:

●	The largest commercial real estate nonaccrual loans having a carrying value of at least $250,000 are related to loans in Loan Relationships “M” & “R”. There are a total of three loans in these two Loan relationships.
●	The largest commercial real estate loan charge-offs of at least $250,000 are related to loans in Loan Relationships F, H, M, and R. There are a total of eight loans in these four Loan Relationships.
●	There are no accruing TDRs having a carrying value of at least $250,000.

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

●	Loan Relationship F. At September 30, 2017 and June 30, 2017, Loan Relationship F was comprised of two loans, a Note A loan (Loan F-1) and a Note B loan, having an aggregate carrying value of $399,000 and $402,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. Loan F-1 is not included in any nonaccrual table because in the September 30, 2011 quarter, Loan F-1 was put on accrual because of sufficient payment history. At September 30, 2017 and June 30, 2017, Loan F-1 was classified as “Multi-family real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan F-1 was no longer reported as a TDR, or classified as substandard, because the loan was current and there were more than 12 consecutive monthly payments made on time. Additionally, recent appraisals obtained for the properties securing the loan indicated that the loan to value ratio of the loan complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loan from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. The annual cash flow analysis performed from the 2015 tax returns on this property, showed that the debt service coverage ratio was 1.00x. Loan F-1 was performing in accordance with its terms at September 30, 2017. A more detailed history of Loan Relationship F follows.

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

●	Loan Relationship H. At September 30, 2017 and June 30, 2017, Loan Relationship H was comprised of three loans having an aggregate carrying value of $849,000 and $860,000, respectively. At September 30, 2017 and June 30, 2017, two of the loans, a Note A loan (Loan H-1) and a Note B loan, had an aggregate carrying value of $677,000 and $681,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family rental dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. Loan H-1 is not included in any nonaccrual table because in the June 30, 2013 quarter, Loan H-1 was put on accrual because of sufficient payment history. At September 30, 2017 and June 30, 2017, Loan H-1 was classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan H-1 was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive market rate monthly payments made on time. Also, recent appraisals indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate. The annual cash flow analysis from the 2016 tax returns on the rental properties showed that the debt service coverage ratio was 1.13x.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At September 30, 2017 and June 30, 2017, the balance of Loan H-2 was $172,000 and $179,000, respectively. Loan H-2 is secured by a first lien on the single-family owner occupied dwelling on 11.36 acres mentioned above. The borrowers are a husband and wife who are the principals in the limited liability company mentioned above. At September 30, 2017 and June 30, 2017, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table.

At September 30, 2017, Loan H-1 and Loan H-2 were performing in accordance with their terms. A more detailed history of the Note A loan (Loan H-1) and the Note B loan follows.

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

●	Loan Relationship M. At September 30, 2017 and June 30, 2017, Loan Relationship M was comprised of two loans having an aggregate carrying value of $601,000. At September 30, 2017 and June 30, 2017, Loan M-1 had an aggregate carrying value of $176,000. At September 30, 2017 and June 30, 2017, Loan M-2 had an aggregate carrying value of $425,000. Originally Loans M-1 and M-2 were both secured by the two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as had, originally, the father and stepmother of one of the co-borrowers. At September 30, 2017 and June 30, 2017, Loans M-1 and M-2 are included in the table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. During the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year beginning in 2015. The maturity date for these loans is now October 1, 2018. Also, subsequent to the June 30, 2016 quarter, the Bank entered into an amended forbearance agreement with the borrower and co-borrowers, reflecting the reduced principal balances for Loans M-1 and M-2. The maturity date for these loans remained at October 1, 2018. Loans M-1 and M-2 were not performing in accordance with their restructured terms at September 30, 2017, and, subsequent to the quarter ending September 30, 2017, the bank initiated foreclosure proceedings. A more detailed history of Loan Relationship M follows.

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

During the June 30, 2016 quarter, the borrowers entered into a purchase agreement to sell the golf course that was not opened. As part of this purchase, the Bank agreed to release the nonoperational golf course, the 25 acre tract of land, and the co-borrower who was the father of one of the principals. In connection with the transaction, the Bank secured the first mortgage, instead of a second mortgage, on the principal residence of two of the individual co-borrowers. However, based on this purchase agreement, the Bank determined that an additional impairment of $210,000 was needed for this loan relationship, and an additional charge-off of $105,000 was established for each of the two loans in the loan relationship through a charge-off to the general allowance. The nonoperational golf course was sold subsequent to the end of the June 30, 2016 quarter. After the sale and subsequent reduction of the principal balance of Loan M-1, the Bank determined that no further impairment was needed. Also, subsequent to the June 30, 2016 quarter, the Bank entered into an amended forbearance agreement with the borrower and co-borrowers, reflecting the reduced principal balances for Loans M-1 and M-2. The maturity date for these loans remained at October 1, 2018. The Bank will monitor the cash flow of the remaining golf course each quarter and determine if any further impairment is necessary. For the September 30, 2017 quarter, the impairment analysis showed that no further impairment is necessary.

●	Loan Relationship O. At September 30, 2017 and June 30, 2017, this Loan Relationship consisted of no loans and two loans, a Note A loan (Loan O-1) and a Note B loan, having an aggregate carrying value of $0 and $535,000, respectively. During the September 30, 2017 quarter, the borrower refinanced Loan O-1 with another entity. The Bank did not experience any additional loss. The Bank released the Note B loan as this loan had previously been totally charged off. Loan O-1 was secured by a first lien on a nonresidential retail strip center. The borrower was a limited liability company and the two co-borrowers were the principals of the limited liability company. At September 30, 2017, Loan O-1 is not included in the table as “Nonaccrual, Nonresidential Real Estate”. At September 30, 2017, Loan O-1 was not classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At June 30, 2017, Loan O-1 was included in the table as “Nonaccrual, Nonresidential Real Estate” and “Accruing Restructured Loans”, and was classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. As of September 30, 2011, Loan O-1 was put on accrual because of its sufficient payment history, but was still considered a TDR and thus continued to be classified as substandard. However, after the December 31, 2016 quarterly impairment analysis was completed, it was determined that an impairment of $175,000 was needed, and an impairment in the amount of $175,000 was established through a charge-off to the general allowance. Therefore, this loan was put back on nonaccrual and remained classified as substandard and continued to be reported as a TDR. In the December 31, 2016 quarter the other loan in this relationship, Loan O-2, was paid in full with no loss experienced by the Bank. At June 30, 2017 and June 30, 2016, the balance of Loan O-2 was $0 and $890,000, respectively. When the balloon payment for Loan O-1 became due in the March 2017 quarter, the co-borrowers did not sell the property, nor did they refinance the loan with another lender. Therefore, subsequent to the end of the March 31, 2017 quarter, the Bank filed a complaint for foreclosure. The legal process continued through the June 30, 2017 quarter. As stated above, during the September 30, 2017 quarter the borrower refinanced Loan O-1 with another entity and the Bank did not experience any additional loss. A more detailed history of the Note A loan (Loan O-1) and the Note B loan follows.

In June 2006, Loan O-1 was originated and comprised of one loan for $1.1 million. In the June 2010 quarter, the co-borrowers approached the Bank and advised that the anchor tenant was vacating the retail strip center. Independent appraisals were ordered and received, and reflected the value of the property had decreased to a value of $900,000 from the value of $1.4 million in June 2006. A specific valuation allowance was established for $360,000 to reduce the net carrying value down to $720,000, or 80% loan to value. In the March 2011 quarter, the co-borrowers again approached the Bank and advised that even though they had been able to replace the anchor tenant, the lease amount that they were receiving was 20% less than the previous tenant. A new appraisal was ordered and received in the March 2011 quarter, and reflected the value of the property had decreased to a value of $828,000 from the value of $900,000 in June 2010. The Bank reviewed the present value of future cash flow of this property and the one loan was restructured using the Note A/B split note strategy. Based on the present value of future cash flow of the property, the Note A loan (Loan O-1) was for $810,000, with a below market rate of interest of 2%, for a 30 year term, and a two year balloon payment. The carrying value of the Loan O-1 continued on nonaccrual and a classification of substandard, but was also reported as a TDR. The Note B loan was for $360,000 (inclusive of the $360,000 specific valuation allowance established in June 2010) and was charged-off. In September 2011, because there were six consecutive payments made and the cash flow of the property from updated financial information indicated that the debt service coverage ratio was adequate, the loan was placed on accrual. However, because of the below market interest rate, an impairment of $28,750 was established. During the March 2013 quarter, the balloon payment from the March 2011 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated March 2013 showed a value of $825,000, a decrease of $3,000 from the value of $828,000 in the March 2011 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having three year balloon payments. The loan amount for the Note A loan (Loan O-1) was decreased to $761,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 30 year term, and a three year balloon payment and placed on accrual (because of its sufficient payment history). However, the classification remained substandard and the loan was still reported as a TDR. Also, because this loan now had a market rate of interest, the impairment amount of $28,750 was removed. The Note B loan was for $376,000 (inclusive of the $366,000 charge-off from March 2011) and was charged-off. During the March 31, 2016 quarter, the balloon payment from the March 2013 loan became due. As a result of the upcoming balloon payment, the Bank ordered and received a new appraisal on the property. The new appraisal dated February 2016 showed a value of $870,000, an increase of $45,000 from the value of $825,000 in the March 2013 quarter. The Bank reviewed the present value of the future cash flow of this property from updated financial information of the borrower and co-borrowers. After this review, the Bank extended the two loans, again using the Note A/B split note strategy, with both loans having a one year balloon payment. At that time, the Bank advised the co-borrowers that there would be no further renewal of the loan. The loan amount for the Note A loan (Loan O-1) had decreased to $723,000. The Note A loan (Loan O-1) was renewed at a market rate of interest of 5.5%, for a 27 year term, and a one year balloon payment. This loan was placed on accrual because of its sufficient payment history. However, the classification remained substandard and the loan was still reported as TDR. There was no increase in the principal balance ($376,000) of the Note B loan from that loan’s prior restructuring in March 2013, and therefore, the charge-off amount ($376,000) remained the same as in March 2013. The interest rate remained at 0%, as the loan had been charged-off.

●	Loan Relationship R. At September 30, 2017 and June 30, 2017, Loan Relationship R was comprised of one loan, having a carrying value of $571,000 and $586,000, respectively. This loan is, and has always been, an interest only loan. This loan is secured by 48.54 acres of land, of which 12.54 acres is in the right of way of an Ohio highway, and is located in southwestern Ohio. The borrower is a “subchapter S” Corporation. The co-borrowers, who were individually signed, were originally a husband and wife who were 100% owners of the corporation. The husband passed away in 2015; the wife is the only remaining borrower, still individually signed, and owns 100% of the corporation. At September 30, 2017 and June 30, 2017, the Loan R carrying value is included in the table for “Nonaccrual, Land”. In the “Credit Risk Profile by Internally Assigned Grade” table, Loan R is classified as substandard at September 30, 2017 and June 30, 2017. An impairment analysis was performed at September 30, 2017 and no further impairment was required.

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

The following table summarizes all Note A/B format loans at September 30, 2017:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$83	$20	$103	1	1
Nonresidential real estate	350	106	456	1	1
Multi-family residential real estate	1,076	920	1,996	2	2
Total (1)	$1,509	$1,046	$2,555	4	4

(1)	Included in this total are an aggregate of $1.1 million of Note A loans and an aggregate of $0.9 million of Note B loans that are included in the discussion of Loan Relationships F and H.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At September 30, 2017
	Loan Status		Total Unpaid Principal	Related	Recorded	Number	Average Recorded
(in thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	of Loans	Investment
One- to four-family residential real estate	$1,154	$202	$1,356	$--	$1,356	14	$1,540
Nonresidential real estate	--	586	586	--	586	2	1,012

Total	$1,154	$788	$1,942	$--	$1,942	16	$2,552

The following table is a roll forward of activity in our TDRs:

	Three Months Ended September 30, 2017
	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$2,646	19
Additions to TDR	--	--
Charge-offs	--	--
Removal of TDRs(1)	--	--
Payments	(704)	(3)
Ending balance	$1,942	16

Loans that were included in TDRs at September 30, 2017 and June 30, 2017 were generally given concessions of interest rate reductions of between 25 and 300 basis points and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At September 30, 2017 and June 30, 2017, all loans classified as TDRs required principal and interest payments.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At September 30,
	2017	2016
	(In thousands)
Special mention assets	$1,432	$3,736
Substandard assets	3,530	5,693
Total classified assets	$4,962	$9,429

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at September 30, 2017 and at June 30, 2017.

At September 30, 2017:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$131,064	$32,390	$6,347	$13,477	$67,727	$4,901	$2,407	$9,124	$267,437
Watch	2,446	717	3,689	2,029	6,603	1,030	594	908	18,016
Special mention	368	150	79	--	835	--	--	--	1,432
Substandard	1,419	229	352	--	952	--	578	--	3,530
Total	$135,297	$33,486	$10,467	$15,506	$76,117	$5,931	$3,579	$10,032	$290,415

At June 30, 2017:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$129,053	$32,547	$6,404	$13,355	$65,031	$4,817	$2,379	$8,495	$262,081
Watch	2,283	509	3,741	2,046	7,405	328	53	762	17,127
Special mention	444	207	82	--	1,134	--	--	--	1,867
Substandard	1,887	370	440	--	1,221	--	594	--	4,512
Total	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At September 30, 2017		At June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$558	$250	$345	$579
Consumer	79	10	93	57
One- to four-family mortgage – nonowner-occupied	--	--	--	--
Multi-family mortgage	--	--	--	--
Nonresidential real estate mortgage – commercial and office buildings	--	--	--	--
Construction	--	--	--	--
Land	--	--	--	--
Commercial and agricultural	--	--	118	--
Total	$637	$260	$556	$636

The following table illustrates the changes to the allowance for loan losses for the three months ended September 30, 2017:

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, July 1, 2017:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294
Charge offs	(70)	(79)	--	--	--	--	--	--	(149)
Recoveries	49	22	--	6	39	--	--	--	116
Provision (credit)	33	46	(4)	(17)	(47)	(13)	21	(5)	14
Ending Balance:	$1,105	$336	$56	$278	$2,163	$104	$148	$85	$4,275

Balance, Individually Evaluated	$--	$--	$--	$--	$--	$--	$--	$--	$--

Balance, Collectively Evaluated	$1,105	$336	$56	$278	$2,163	$104	$148	$85	$4,275

Financing receivables:
Ending balance	$135,297	$33,486	$10,467	$15,506	$76,117	$5,931	$3,579	$10,032	$290,415

Ending Balance: individually evaluated for impairment	$1,419	$229	$352	$--	$586	$--	$578	$--	$3,164
Ending Balance: collectively evaluated for impairment	$129,868	$31,186	$9,956	$15,506	$75,450	$5,931	$3,001	$10,025	$280,923
Ending Balance: loans acquired at fair value	$4,010	$2,071	$159	$--	$81	$--	$--	$7	$6,328

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,			At June 30,
	2017			2017
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,161	27.2%	50.2%	$1,153	26.9%	50.5%
Multi-family real estate	278	6.5	5.4	289	6.7	5.4
Nonresidential real estate	2,163	50.5	26.2	2,171	50.5	26.2
Land	148	3.5	1.2	127	3.0	1.1
Agricultural	31	0.7	1.3	40	0.9	1.3
Commercial	54	1.3	2.1	50	1.2	1.9
Consumer	336	7.9	11.5	347	8.1	11.8
Construction	104	2.4	2.1	117	2.7	1.8
Total allowance for loan losses	$4,275	100.0%	100.0%	$4,294	100.0%	100.0%
Total loans	$290,415			$285,587

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $33.4 million at September 30, 2017 and $26.9 million at June 30, 2017. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $45.5 million at September 30, 2017. Total securities classified as available-for-sale were $142.8 million at September 30, 2017.

In addition, at September 30, 2017, we had the ability to borrow a total of approximately $64.5 million from the Federal Home Loan Bank of Indianapolis.

At September 30, 2017, we had $53.5 million in loan commitments outstanding, consisting of $11.0 million in mortgage loan commitments, $26.8 million in unused home equity lines of credit, $7.7 million in commercial lines of credit and $8.0 million in other loan commitments. Certificates of deposit due within one year of September 30, 2017 totaled $65.6 million. This represented 54.0% of certificates of deposit at September 30, 2017. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit or borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2017. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements”, and Note 15 to the Consolidated Financial Statements included in Item 8, to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2017.

The following table summarizes the Bank’s capital amounts and the ratios required at September 30, 2017:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017 (unaudited)	(in thousands)
Common equity tier 1 risk-based capital	$60,037	20.51%	$13,174	4.5%	$19,029	6.5%
Tier 1 risk-based capital	60,037	20.51	17,565	6.0	23,420	8.0
Total risk-based capital	63,707	21.76	23,420	8.0	29,275	10.0
Tier 1 leverage	60,037	11.24	21,359	4.0	26,699	5.0

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

For the three months ended September 30, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2017. The main components of market risk for the Company are interest rate risk and liquidity risk. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally, selling in the secondary market newly originated conforming fixed-rate 15-, 20- and 30-year one-to four-family residential real estate loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

We use an economic value of equity analysis prepared by a consulting firm to review our level of long-term interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents an estimate of the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items, where appropriate. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sustained 100 to 400 basis point increase or a 100 basis point decrease in market interest rates with no effect given to steps that we might take to counter the effects of that interest rate movement. Due to the overall historically low level of interest rates, an analysis of decreasing market rates of more than 100 basis points is not performed.

The following table presents the change in our net economic value of equity at June 30, 2017, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”)	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets Economic
Change in Rates	Amount	Change	% Change	Value Ratio
400	$93,098	$(7,560)	(7.51)	19.59%
300	102,068	1,410	1.40	20.66
200	103,704	3,046	3.03	20.35
100	103,609	2,951	2.93	19.73
0	100,658	--	--	18.63
(100)	92,484	(8,174)	(8.12)	16.69

The model uses various assumptions in assessing interest rate risk. These most critical assumptions in the model relate to loan prepayment speeds, deposit decay rates and deposit repricing beta factors. As with any method of measuring interest rate risk involving forecasting, certain shortcomings are inherent in the calculations. Borrower and depositor behavior in the future is unknown. Historical data has been compiled, where available, to allow the Company to see the impact of customer behavior in prior interest rate cycles. However, the future behavior is inherently unknown. For example, although certain assets and liabilities may have similar maturities or repricing dates, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the volume of loans and mortgage-backed securities we hold, increasing or decreasing interest rates could have a significant impact on the prepayment speeds of our earning assets that in turn could affect the rate sensitivity position. When market interest rates increase, prepayments tend to slow. When market interest rates decrease, prepayments tend to rise. While the Company believes the assumptions used in the model to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan prepayment activity.

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

During the quarterly period ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended September 30, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 10.1	Change in Control Severance Agreement between United Community Bank and David Z. Rosen*(3)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(3)	Incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended June 30, 2017, filed with the SEC on September 26, 2017 (File No. 000-54876).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: November 13, 2017	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date: November 13, 2017	By:	/s/ David Z. Rosen
David Z. Rosen
Chief Financial Officer

