Form 10-Q
period 2017-12-31
United Community Bancorp
filed 2018-02-12
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes ☐   No ☒

As of February 8, 2018, there were 4,201,113 shares of the registrant’s common stock issued and outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	unaudited
(In thousands, except share amounts)	December 31, 2017	June 30, 2017
Assets
Cash and due from banks	$2,372	$2,029
Interest-earning deposits in other financial institutions	30,950	24,856
Cash and cash equivalents	33,322	26,885

Investment securities:
Securities available for sale - at estimated market value	80,601	79,188
Securities held to maturity - at amortized cost	41,805	41,954
Mortgage-backed securities available for sale - at estimated market value	62,540	68,374
Investment securities	184,946	189,516

Loans receivable, net	291,563	282,477
Loans available for sale	617	1,005

Property and equipment, net	6,388	6,603
Federal Home Loan Bank stock, at cost	3,527	3,527
Accrued interest receivable:
Loans	928	865
Investments and mortgage-backed securities	1,123	1,137
Other real estate owned, net	-	93
Cash surrender value of life insurance policies	17,252	17,023
Deferred income taxes	2,623	3,266
Prepaid expenses and other assets	1,273	1,817
Goodwill	2,522	2,522
Intangible asset	135	195
Total assets	$546,219	$536,931

Liabilities and Stockholders' Equity
Deposits	$462,040	$453,655
Advances from FHLB	8,833	8,833
Accrued interest on deposits	15	13
Accrued interest on FHLB advance	9	8
Advances from borrowers for payment of insurance and taxes	849	571
Accrued expenses and other liabilities	2,513	2,560
Total liabilities	474,259	465,640

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at December 31, 2017 and June 30, 2017; 4,201,113 and 4,205,980 shares outstanding at December 31, 2017 and June 30, 2017, respectively.	51	51
Additional paid-in capital	51,753	51,517
Retained earnings	35,408	34,839
Less shares purchased for stock plans	(1,657)	(1,860)
Treasury Stock, at cost - 948,451 and 943,584 shares at December 31, 2017 and June 30, 2017, respectively.	(12,459)	(12,397)
Accumulated other comprehensive income:
Unrealized loss on securities available for sale, net of income taxes	(1,136)	(859)

Total stockholders' equity	71,960	71,291

Total liabilities and stockholders' equity	$546,219	$536,931

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
(In thousands, except per share data)	2017	2016	2017	2016

Interest income:
Loans	$3,158	$2,894	$6,349	$5,828
Investments and mortgage-backed securities	1,198	1,054	2,372	2,063
Total interest income	4,356	3,948	8,721	7,891
Interest expense:
Deposits	532	494	1,135	1,062
Borrowed funds	49	56	99	113
Total interest expense	581	550	1,234	1,175

Net interest income	3,775	3,398	7,487	6,716

Provision for loan losses	9	15	23	32

Net interest income after provision for loan losses	3,766	3,383	7,464	6,684

Noninterest income:
Service charges	834	794	1,626	1,583
Gain on sale of loans	57	199	154	419
Gain on sale of investments	-	-	9	79
Gain on sale of other real estate owned	56	-	72	-
Loss on sale of fixed assets	(31)	-	(31)	-
Income from bank owned life insurance	114	165	230	285
Other	107	119	177	219
Total noninterest income	1,137	1,277	2,237	2,585

Noninterest expense:
Compensation and employee benefits	2,175	2,307	4,380	4,487
Premises and occupancy expense	260	258	555	528
Deposit insurance premium	40	11	83	82
Advertising expense	109	106	214	212
Data processing expense	464	433	934	911
Intangible amortization	30	30	60	60
Professional fees	91	174	366	424
Other operating expenses	323	343	655	620
Total noninterest expense	3,492	3,662	7,247	7,324

Income before income taxes	1,411	998	2,454	1,945

Income tax provision	914	258	1,095	423

Net income	$497	$740	$1,359	$1,522

Basic earnings per share	$0.12	$0.18	$0.33	$0.38
Diluted earnings per share	$0.12	$0.18	$0.33	$0.37

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Three Months Ended December 31,		For the Six Months Ended December 31
(In thousands)	2017	2016	2017	2016

Net income	$497	$740	$1,359	$1,522

Other comprehensive income, net of tax
Net unrealized gain (loss) on available for sale securities net of benefit of ($213) and ($1,561) for the three months ended December 31, 2017 and 2016, respectively and ($115) and ($1,844) for the six months ended December 31, 2017 and 2016, respectively	(425)	(2,442)	(271)	(2,884)

Reclassification adjustment for the net realized gain on sale of available for sale securities included in net income, net of taxes of $0 and $0 for the three months ended December 31, 2017 and 2016, respectively and ($3) and ($31) for the six months ended December 31, 2017 and 2016, respectively	-	-	(6)	(48)

Comprehensive income	$72	$(1,702)	$1,082	$(1,410)

See accompanying notes to the consolidated financial statements.

 UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Six Months Ended December 31,
(In thousands)	2017	2016

Operating activities:
Net income	$1,359	$1,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184	212
Provision for loan losses	23	32
Deferred loan origination costs	(64)	(75)
Amortization of premium on investments	781	941
Proceeds from sale of loans	5,776	15,245
Loans disbursed for sale in the secondary market	(5,234)	(16,116)
Gain on sale of loans	(154)	(419)
Amortization of intangible asset	60	60
Amortization of acquisition-related loan yield adjustment	(59)	(64)
Gain on sale of investment securities	(9)	(79)
Loss on sale of fixed assets	31	-
Gain on sale of other real estate owned	(72)	-
Gain recognized from death benefit on bank owned life insurance	-	(45)
Increase in cash surrender value of life insurance	(229)	(240)
Stock-based compensation	131	107
Amortization of ESOP shares	243	246
Deferred income taxes	761	286
Effects of change in operating assets and liabilities:
Accrued interest receivable	(49)	(49)
Prepaid expenses and other assets	544	133
Accrued interest payable	3	(2)
Accrued expenses and other	(44)	(1,949)
Net cash provided by (used in) operating activities	3,982	(254)

Investing activities:
Proceeds from maturity of available for sale investment securities	250	530
Proceeds from maturity of held to maturity securities	32	30
Proceeds from sale of available for sale investment securities	596	6,935
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	9,578	10,755
Proceeds from sale of mortgage-backed securities available for sale	-	11,087
Proceeds from sale of other real estate owned	232	-
Purchases of available for sale investment securities	(7,053)	(11,163)
Purchases of mortgage-backed securities available for sale	-	(10,943)
Proceeds from bank owned life insurance death benefit	-	419
Net increase in loans	(9,053)	(7,088)
Capital expenditures	-	(42)
Net cash provided by (used in) investing activities	(5,418)	520

Financing activities:
Net increase in deposits	8,385	4,663
Repayments of Federal Home Loan Bank advances	-	(1,667)
Dividends paid to stockholders	(790)	(462)
Repurchases of common stock	-	(100)
Net increase in advances from borrowers for payment of insurance and taxes	278	85

Net cash provided by financing activities	7,873	2,519

Net increase in cash and cash equivalents	6,437	2,785

Cash and cash equivalents at beginning of period	26,885	28,980

Cash and cash equivalents at end of period	$33,322	$31,765

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2017, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2017.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.       EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of December 31, 2017 the ESOP owned 118,771 shares of the Company’s common stock. At June 30, 2017, the ESOP owned 142,371 shares of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For the three months and six months ended December 31, 2017 there were no outstanding options to purchase shares that were excluded from the computations of diluted earnings per share as all existing options are dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Basic weighted average outstanding shares	4,058,999	4,027,410	4,059,717	4,025,829
Effect of dilutive stock options	61,296	41,007	46,324	37,674
Diluted weighted average outstanding shares	4,120,295	4,068,417	4,106,041	4,063,503

4.        STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $73,000 and $44,000 for the three months ended December 31, 2017 and 2016, respectively. Stock-based compensation was $130,000 and $107,000 for the six months ended December 31, 2017 and 2016, respectively. No stock-based compensation awards were granted during the three months ended December 31, 2017 and 2016. In September 2017, 18,570 restricted shares and 53,506 stock options were awarded from the United Community Bancorp 2014 Equity Incentive Plan. No stock-based compensation awards were granted during the six months ended December 31, 2016.

5.        DIVIDENDS – On August 10, 2017 and November 9, 2017 the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.10 per share for each period. The dividends, totaling $790,000, were paid during the six months ended December 31, 2017.

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

On November 4, 2016, the Company’s Board of Directors approved the repurchase of up to 209,907 shares of the Company’s outstanding common stock, which was approximately 5% of the Company’s outstanding shares as of November 4, 2016. Purchases were being conducted solely through and based upon the parameters of a Rule 10b5-1 repurchase plan. A total of 14,692 shares were purchased at a total cost of $238,000. The repurchase plan terminated pursuant to its terms on August 15, 2017.

7.        SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	December 31,
	2017	2016
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$410	$43
Interest	$1,231	$1,177

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$(395)	$(2,932)
Transfers of loans to other real estate owned	$67	$--

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

The estimated fair values of the Company’s financial instruments at December 31, 2017 and June 30, 2017 are as follows:

	December 31, 2017		June 30, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$33,322	$33,322	$26,885	$26,885
Investment securities available for sale	80,601	80,601	79,188	79,188
Investment securities held to maturity	41,805	42,731	41,954	42,711
Mortgage-backed securities	62,540	62,540	68,374	68,374
Loans receivable and loans receivable held for sale	292,180	292,834	283,482	283,342
Accrued interest receivable	2,051	2,051	2,002	2,002
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	462,040	462,587	453,655	454,302
Accrued interest payable	24	24	21	21
FHLB advances	8,833	8,866	8,833	8,953

Off-balance sheet items	$--	$--	$--	$--

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2017:
Mortgage-backed securities	$62,540	$--	$62,540	$--
Municipal bonds	36,992	--	36,992	--
Small Business Administration	9,358	--	9,358	--
Collateralized Mortgage Obligations	31,061	--	31,061	--
Certificates of Deposit	2,975	--	2,975	--
Other equity securities	215	215	--	--
Mortgage servicing rights	769	--	769	--

June 30, 2017
Mortgage-backed securities	$68,374	$--	$68,374	$--
Municipal bonds	36,941	--	36,941	--
Small Business Administration	9,743	--	9,743	--
Collateralized Mortgage Obligations	29,305	--	29,305	--
Certificates of Deposit	3,000	--	3,000	--
Other equity securities	199	199	--	--
Mortgage servicing rights	766	--	766	--

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
December 31, 2017:
Other real estate owned	$--	$--	$--	$--
Loans held for sale	617	--	617	--

June 30, 2017:
Other real estate owned	$93	$--	$93	$--
Loans held for sale	1,005	--	1,005	--

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
December 31, 2017:
Financial assets:
Cash and interest-bearing deposits	$33,322	$33,322	$--	$--
Investment securities held to maturity	42,731	--	42,731	--
Loans receivable and loans held for sale	292,834	--	292,834	--
Accrued interest receivable	2,051	--	2,051	--
Investment in FHLB stock	3,527	--	3,527	--
Financial liabilities:
Deposits	462,587	--	462,587	--
Accrued interest payable	24	--	24	--
FHLB advances	8,866	--	8,866	--

June 30, 2017:
Financial assets:
Cash and interest-bearing deposits	$26,885	$26,885	$--	$--
Investment securities held to maturity	42,711	--	42,711	--
Loans receivable and loans held for sale	283,342	--	283,342	--
Accrued interest receivable	2,002	--	2,002	--
Investment in FHLB stock	3,527	--	3,527	--
Financial liabilities:
Deposits	454,302	--	454,302	--
Accrued interest payable	21	--	21	--
FHLB advances	8,953	--	8,953	--

9.        INVESTMENT SECURITIES

Investment securities available for sale at December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$63,754	$3	$1,217	$62,540
Municipal bonds	36,911	418	337	36,992
Small Business Administration	9,407	--	49	9,358
Collateralized Mortgage Obligations	31,691	--	630	31,061
Certificates of Deposit	2,971	5	1	2,975
Other equity securities	210	5	--	215
	$144,944	$431	$2,234	$143,141

Investment securities held to maturity at December 31, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$41,805	$945	$19	$42,731

Investment securities available for sale at June 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$69,335	$83	$1,044	$68,374
Municipal bonds	36,990	548	597	36,941
Small Business Administration	9,799	--	56	9,743
Collateralized Mortgage Obligations	29,664	1	360	29,305
Certificates of Deposit	2,971	29	--	3,000
Other equity securities	210	--	11	199
	$148,969	$661	$2,068	$147,562

Investment securities held to maturity at June 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$41,954	$792	$35	$42,711

The mortgage-backed securities, small business administration, collateralized mortgage obligations, certificates of deposit, and municipal bonds have the following maturities at December 31, 2017:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$2,820	$2,821	$107	$108
Due or callable in 1 - 5 years	81,992	80,973	4,152	4,167
Due or callable in 5 - 10 years	39,885	39,271	6,654	6,767
Due or callable in greater than 10 years	20,037	19,861	30,892	31,689
Total debt securities	$144,734	$142,926	$41,805	$42,731

All other securities available for sale at December 31, 2017 are saleable within one year.

Gross proceeds on the sale of investments and mortgage-backed securities were $0 and $0 for the three months ended December 31, 2017 and 2016, respectively. Gross proceeds on the sale of investments and mortgage-backed securities were $596,000 and $18.0 million for the six months ended December 31, 2017 and 2016, respectively. Gross realized gains for the three month periods ended December 31, 2017 and 2016 were $0 and $0, respectively. Gross realized gains for the six-month periods ended December 31, 2017 and 2016 were $9,000 and $110,000, respectively. Gross realized losses for the three months periods ended December 31, 2017 and 2016 were $0 and $0, respectively. Gross realized losses for the six-month periods ended December 31, 2017 and 2016 were $0 and $31,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at December 31, 2017 and June 30, 2017:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017	(In thousands)
Municipal bonds	$6,878	$33	$12,469	$304	$19,347	$337
Mortgage-backed securities	28,321	185	33,213	1,032	61,534	1,217
Small Business Administration	5,194	35	4,164	14	9,358	49
Collateralized Mortgage Obligations	16,520	258	14,540	372	31,060	630
Certificates of Deposit	990	1	--	--	990	1
	$57,903	$512	$64,386	$1,722	$132,788	$2,234
Number of investments		43		49		92

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	(In thousands)
Municipal bonds	$19,230	$632	$--	$--	$19,230	$632
Mortgage-backed securities	38,566	812	13,223	232	51,789	1,044
Small Business Administration	9,743	56	--	--	9,743	56
Collateralized Mortgage Obligations	28,129	360	--	--	28,129	360
Other equity securities	--	--	199	11	199	11
	$95,668	$1,860	$13,422	$243	$109,090	$2,103
Number of investments		73		7		80

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the six months ended December 31, 2017:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2017	$195	$2,522
Amortization	60	--
Balance at December 31, 2017	$135	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of December 31, 2017:

January 1, 2018 through June 30, 2018	$57
2019	78
$135

11.        DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and six months ended December 31, 2017 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2017:	$1,105	$336	$56	$278	$2,163	$104	$148	$85	$4,275
Charge offs	--	(29)	--	--	(136)	--	(181)	--	(346)
Recoveries	14	58	--	31	133	--	--	--	236
Provision (credit)	(13)	(12)	(2)	(6)	(304)	(77)	445	(22)	9
Ending Balance:	$1,106	$353	$54	$303	$1,856	$27	$412	$63	$4,174
Allowance for Credit Losses:
Balance, July 1, 2017:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294
Charge offs	(70)	(108)	--	--	(136)	--	(181)	--	(495)
Recoveries	63	80	--	37	172	--	--	--	352
Provision (credit)	20	34	(6)	(23)	(351)	(90)	466	(27)	23
Ending Balance:	$1,106	$353	$54	$303	$1,856	$27	$412	$63	$4,174

Balance, Individually Evaluated	$--	$--	$--	$--	$--	$--	$--	$--	$--

Balance, Collectively Evaluated	$1,106	$353	$54	$303	$1,856	$27	$412	$63	$4,174

Financing receivables:
Ending balance	$136,079	$34,037	$9,948	$18,762	$76,068	$5,040	$4,514	$10,042	$294,490

Ending Balance: individually evaluated for impairment	$1,408	$213	$125	$--	$--	$--	$381	$--	$2,127

Ending Balance: collectively evaluated for impairment	$131,007	$31,796	$9,666	$18,762	$75,994	$5,040	$4,133	$10,035	$286,433

Ending Balance: loans acquired at fair value	$3,664	$2,028	$157	$--	$74	$--	$--	$7	$5,930

For the year ended June 30, 2017 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge offs	(83)	(210)	(9)	--	(600)	--	(255)	--	(1,157)
Recoveries	68	177	--	17	248	--	--	1	511
Provision (credit)	(127)	(46)	(39)	(3)	(54)	(15)	372	(33)	55
Ending Balance:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294

Balance, Individually Evaluated	$--	$--	$--	$--	$--	$--	$--	$--	$--

Balance, Collectively Evaluated	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294

Financing receivables:
Ending Balance	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

Ending Balance: individually evaluated for impairment	$1,887	$370	$235	$--	$1,136	$--	$594	$--	$4,222

Ending Balance: collectively evaluated for impairment	$127,304	$31,049	$10,271	$15,401	$73,566	$5,145	$2,432	$9,250	$274,418

Ending Balance: loans acquired at fair value	$4,476	$2,214	$161	$--	$89	$--	$--	$7	$6,947

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

Credit Risk Profile by Internally Assigned Grade

At December 31, 2017

(in thousands)

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$131,769	$32,918	$6,326	$17,116	$69,747	$3,718	$3,524	$8,917	$274,035
Watch	2,629	899	3,497	1,646	5,961	1,322	609	1,125	17,688
Special mention	273	7	--	--	--	--	--	--	280
Substandard	1,408	213	125	--	360	--	381	--	2,487
Total:	$136,079	$34,037	$9,948	$18,762	$76,068	$5,040	$4,514	$10,042	$294,490

Credit Risk Profile by Internally Assigned Grade

At June 30, 2017

(in thousands)

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$129,053	$32,547	$6,404	$13,355	$65,031	$4,817	$2,379	$8,495	$262,081
Watch	2,283	509	3,741	2,046	7,405	328	53	762	17,127
Special mention	444	207	82	--	1,134	--	--	--	1,867
Substandard	1,887	370	440	--	1,221	--	594	--	4,512
Total:	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At December 31, 2017

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$709	$264	$80	$1,053	$135,026	$136,079
Consumer	77	7	21	105	33,932	34,037
One- to Four- Family Mortgage - Non-Owner Occupied	--	--	--	--	9,948	9,948
Multi-family Mortgage	--	--	--	--	18,762	18,762
Nonresidential Real Estate – commercial and office buildings	--	--	--	--	76,068	76,068
Construction	--	--	--	--	5,040	5,040
Land	--	--	--	--	4,514	4,514
Commercial and Agricultural	--	--	--	--	10,042	10,042
Total	$786	$271	$101	$1,158	$293,332	$294,490

Age Analysis of Past Due Loans Receivable

At June 30, 2017

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$345	$579	$382	$1,306	$132,361	$133,667
Consumer	93	57	23	173	33,460	33,633
One- to Four- Family Mortgage - Non-Owner-Occupied	--	--	235	235	10,432	10,667
Multi-family Mortgage	--	--	--	--	15,401	15,401
Nonresidential Real Estate – commercial and office buildings	--	--	535	535	74,256	74,791
Construction	--	--	--	--	5,145	5,145
Land	--	--	--	--	3,026	3,026
Commercial and Agricultural	118	--	--	118	9,139	9,257
Total	$556	$636	$1,175	$2,367	$283,220	$285,587

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans at December 31, 2017

(in thousands)

				For the six months ended December 31, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment

Mortgage One- to Four- Family - Owner-Occupied	$1,408	$1,549	$--	$35	$1,751
Consumer	213	423	--	--	322
One- to Four- Family Non-Owner Occupied Mortgage	125	125	--	--	281
Multifamily Residential Real Estate Mortgage	--	920	--	--	-
Non-Residential Real Estate	--	--	--	--	810
Construction	--	--	--	--	-
Land	381	825	--	--	450
Commercial and Agricultural	--	6	--	--	-
Total	$2,127	$3,848	$--	$35	$3,614

Impaired Loans at June 30, 2017

(in thousands)

				For the year ended June 30, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment

Mortgage One- to Four- Family - Owner-Occupied	$1,887	$2,144	$-	$59	$2,169
Consumer	370	653	-	3	391
One- to Four- Family Non-Owner Occupied Mortgage	235	235	-	4	349
Multifamily Residential Real Estate Mortgage	-	920	-	-	-
Non-Residential Real Estate	1,136	2,719	-	20	1,468
Construction	-	-	-	-	-
Land	594	857	-	-	286
Commercial and Agricultural	-	6	-	-	-
Total	$4,222	$7,534	$-	$86	$4,663

The Bank did not have any investments in subprime loans at December 31, 2017. Impaired loans at December 31, 2017 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $1.3 million and a recorded investment of $1.3 million. See Note 12 for a discussion on TDRs.

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

The following tables summarize TDRs by loan type and accrual status.

	At December 31, 2017
(In thousands)	Loan Status Accrual Nonaccrual		Total Unpaid Principal Balance	Related Allowance	Recorded Investment	Number of Loans	Average Recorded Investment
One- to Four-Family residential real estate	$1,065	$198	$1,263	$--	$1,263	13	$1,412
Nonresidential real estate	--	--	--	--	--	--	720
Total	$1,065	$198	$1,263	$--	$1,263	13	$2,132

	At June 30, 2017
(In thousands)	Loan Status Accrual Nonaccrual		Total Unpaid Principal Balance	Related Allowance	Recorded Investment	Number of Loans	Average Recorded Investment
One- to Four-Family residential real Estate	$1,297	$213	$1,510	$--	$1,510	16	$1,680
Nonresidential real estate	--	1,136	1,136	--	1,136	3	1,207
Total	$1,297	$1,349	$2,646	$--	$2,646	19	$2,887

Interest income recognized on TDRs is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016

One-to-Four Family residential real estate	$13	$14	$26	$31
Multi-family residential real estate	--	--	--	--
Nonresidential real estate	--	7	--	18
Commercial	--	--	--	--
Consumer	--	--	--	--
Total	$13	$21	$26	$49

At December 31, 2017, the Bank had 13 loans totaling $1.3 million that were reported as TDRs, and had established an allowance for losses on these loans of $0. With respect to the $1.3 million in TDRs, the Bank charged-off $940,000 at the time the loans were restructured into the Note A/B split note format. At June 30, 2017, the Bank had 19 loans totaling $2.6 million that were reported as TDRs, and had an allowance for losses on these loans of $0. With respect to the $2.6 million in TDRs, the Bank charged-off $1.4 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At December 31, 2017, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at December 31, 2017 and June 30, 2017 were generally given concessions of interest rate reductions of between 25 and 300 basis points and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At December 31, 2017 and June 30, 2017, all loans classified as TDRs required principal and interest payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2017		Six Months Ended December 31, 2017
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$1,942	16	$2,646	19
Additions to TDR	-	-	-	-
Charge-offs	(136)	-	(136)	-
Removal of TDRs	(83)	(1)	(83)	(1)
Impairment Reversal	-	-	-	-
Payments	(460)	(2)	(1,164)	(5)
Ending balance	$1,263	13	$1,263	13

13.        ACCUMULATED OTHER COMPREHENSIVE INCOME

Reclassification out of accumulated other comprehensive income during the three and six months ended December 31, 2017 and 2016 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016	Affected Line Item in the Consolidated Statements of Income
Realized gain on sale of securities	$--	$--	$9	$79	Gain on sale of investments
Less provision for income taxes	--	--	3	31	Income tax provision
Reclassification adjustment, net of taxes	$--	$--	$6	$48

14.        INCOME TAXES

The three and six-month periods ended December 31, 2017 were negatively impacted by a one-time adjustment to the net deferred tax asset in the amount of $683,000 due to the effect of the tax law changes established by the Tax Cuts and Jobs Act (the “Act”), which was signed into law by the President on December 22, 2017. The Act reduced the federal corporate tax rate to 21%. This change required the Company to revalue its net deferred tax asset, which represents corporate tax benefits anticipated to be realized in the future. The reduction in the federal corporate tax rate reduces the tax benefits of the net deferred tax asset. While the one-time adjustment caused a reduction in after-tax net income for the three and six-month periods ended December 31, 2017, the reduction of the corporate income tax rate from 34% to 21% is expected to be favorable to the Company in future periods.

The rate reconciliation is as follows:

	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
	(In thousands)

Federal income taxes at statutory rate	$388	$676
State taxes, net of federal benefit	13	76
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on bank-owned life insurance	(31)	(63)
Tax exempt income	(137)	(274)
Federal tax rate change	683	683
Other	(2)	(3)

	$914	$1,095
Effective tax rate	64.78%	44.62%

15.        EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, such as those changes caused by the Tax Cuts and Jobs Act, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2017, which is available through the SEC’s website at www.sec.gov and in other reports filed by the Company. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp, referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of December 31, 2017 and June 30, 2017. The Company recognized no interest and penalties on the underpayment of income taxes during the three month periods ended December 31, 2017 and 2016, and had no accrued interest and penalties on the balance sheet as of December 31, 2017 and June 30, 2017. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2013.

Comparison of Financial Condition at December 31, 2017 and June 30, 2017

Balance Sheet Analysis

Total assets were $546.2 million at December 31, 2017, compared to $536.9 million at June 30, 2017. Total assets increased during the period primarily due to loan growth of $9.1 million and an increase in cash and cash equivalents of $6.4 million. The increase was partially offset by a $4.6 million decrease in investment securities.

In addition to the loan growth achieved during the six months ended December 31, 2017, the Company had approximately $12.0 million in undisbursed construction loans as of December 31, 2017. While these were not on the Company’s balance sheet as of December 31, 2017 and there can be no assurance of disbursement in the future, the loans have closed and management expects the majority of these committed funds to be disbursed.

Total liabilities were $474.3 million at December 31, 2017, compared to $465.6 million at June 30, 2017. The increase was primarily due to an $8.4 million increase in deposits during the period.

Stockholders’ equity totaled $72.0 million as of December 31, 2017, which represented an increase of $669,000 when compared to June 30, 2017. The increase was primarily due to net income of $1.4 million, partially offset by dividends declared during the period totaling $790,000 and a $277,000 decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income was the result of increasing market interest rates during the period. In connection with the preparation of the financial statements for the quarter ended December 31, 2017, management evaluated the credit quality of the investment portfolio and believes all unrealized losses to be temporary. Management has the intent and the ability to hold these securities until the value recovers or until maturity.

Loans. At December 31, 2017, one- to four- family residential loans totaled $146.0 million, or 49.6% of total gross loans at December 31, 2017, compared to $144.3 million, or 50.5% of total gross loans, at June 30, 2017.

Multi-family and nonresidential real estate loans totaled $94.8 million, or 32.2% of total loans at December 31, 2017, compared to $90.2 million, or 31.6% of total loans, at June 30, 2017.

Construction loans totaled $5.0 million, or 1.7% of total loans, at December 31, 2017, compared to $5.1 million, or 1.8% of total loans, at June 30, 2017.

Land loans totaled $4.5 million, or 1.5% of total loans at December 31, 2017, compared to $3.0 million, or 1.1% of total loans at June 30, 2017.

Commercial business loans totaled $6.2 million, or 2.1% of total loans at December 31, 2017, compared to $5.4 million, or 1.9% of total loans at June 30, 2017.

Agricultural loans totaled $3.8 million, or 1.3% of total loans at December 31, 2017, compared to $3.9 million, or 1.3% of total loans at June 30, 2017.

Consumer loans totaled $34.0 million, or 11.6% of total loans at December 31, 2017, compared to $33.6 million or 11.8% of total loans at June 30, 2017.

	At December 31, 2017		At June 30, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$146,027	49.6%	$144,334	50.5%
Multi-family	18,762	6.4	15,401	5.4
Construction	5,040	1.7	5,145	1.8
Nonresidential real estate	76,068	25.8	74,791	26.2
Land	4,514	1.5	3,026	1.1
Commercial business	6,196	2.1	5,383	1.9
Agricultural	3,846	1.3	3,874	1.3
Consumer:
Home equity	28,934	9.9	28,992	10.2
Auto	2,392	0.8	2,208	0.8
Share loans	882	0.3	945	0.3
Other	1,829	0.6	1,488	0.5
Total consumer loans	34,037	11.6	33,633	11.8
Total loans	$294,490	100.0%	$285,587	100.0%
Less (plus):
Deferred loan costs, net	(1,247)		(1,184)
Allowance for loan losses	4,174		4,294
Loans, net	$291,563		$282,477

The following table sets forth the composition of our loan portfolio at the dates indicated.

Loan Maturity

The following table sets forth certain information at December 31, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which can significantly shorten the average life of the loan and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,543	$34,093	$103,391	$146,027
Multi-family real estate	1,605	2,419	14,738	18,762
Construction	632	43	4,365	5,040
Nonresidential real estate	4,252	18,532	53,284	76,068
Land	1,879	1,574	1,061	4,514
Commercial	1,614	2,679	1,903	6,196
Agricultural	558	1,876	1,412	3,846
Consumer	1,798	3,988	28,251	34,037
Total	$20,881	$65,204	$208,405	$294,490

The following table sets forth the dollar amount of all loans at December 31, 2017 due after December 31, 2018 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$39,326	$98,158	$137,484
Multi-family real estate	6,783	10,374	17,157
Construction	2,083	2,325	4,408
Nonresidential real estate	17,310	54,506	71,816
Land	92	2,543	2,635
Commercial	3,120	1,462	4,582
Agricultural	1,686	1,602	3,288
Consumer	2,801	29,438	32,239
Total	$73,201	$200,408	$273,609

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Total loans at beginning of period	$290,415	$276,492	$285,587	$270,910
Loans originated (1):
One- to four-family residential real estate	9,040	15,297	20,070	31,047
Multi-family residential real estate	4,162	--	4,699	8,645
Construction	217	550	773	1,439
Nonresidential real estate	1,818	4,472	4,703	9,117
Land	1,218	96	1,844	948
Commercial and agricultural	502	553	2,164	1,106
Consumer	2,003	1,691	4,622	4,494
Total loans originated	18,960	22,659	38,875	56,796
Deduct:
Loan principal repayments	12,564	12,133	24,737	33,861
Loans originated for sale	2,321	9,289	5,235	16,116
Net loan activity	4,075	1,237	8,903	6,819
Total loans at end of period	$294,490	$277,729	$294,490	$277,729

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three and Six Months Ended December 31, 2017 and 2016

Overview. Net income totaled $497,000 for the quarter ended December 31, 2017, which represented a decrease of $243,000, or 32.8%, when compared to the quarter ended December 31, 2016.

The Company’s net income for the three and six-month periods ended December 31, 2017 was impacted negatively by a one-time adjustment to the net deferred tax asset in the amount of $683,000 due to the effect of the tax law changes established by the Tax Cuts and Jobs Act (the “Act”), which was signed into law by the President on December 22, 2017. The Act reduced the federal corporate tax rate to 21%. This change required the Company to revalue its net deferred tax asset, which represents corporate tax benefits anticipated to be realized in the future. The reduction in the federal corporate tax rate reduces the tax benefits of the net deferred tax asset. While the one-time adjustment caused a reduction in after-tax net income for the three and six-month periods ended December 31, 2017, the reduction of the corporate income tax rate from 34% to 21% is expected to be favorable to the Company in future periods.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three months ended December 31, 2017 and 2016.

	Three Months Ended December 31,			Six Months Ended December 31,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,158	$2,894	9.1%	$6,349	$5,828	8.9%
Investment and mortgage backed securities	1,133	1,026	10.4	2,242	2,007	11.7
Other interest-earning assets	65	28	132.1	130	56	132.1
Total interest income	4,356	3,948	10.3	8,721	7,891	10.5

Interest expense:
NOW and money market deposit accounts	150	84	78.6%	371	233	59.2%
Passbook accounts	86	74	16.2	172	150	14.7
Certificates of deposit	296	336	(11.9)	592	679	(12.8)
Total interest-bearing deposits	532	494	7.7	1,135	1,062	6.9
FHLB advances	49	56	(12.5)	99	113	(12.4)
Total interest expense	581	550	5.6	1,234	1,175	5.0
Net interest income	$3,775	$3,398	11.1	$7,487	6,716	11.5

Net interest income totaled $3.8 million for the quarter ended December 31, 2017, which represents an increase of $377,000, or 11.1%, when compared to the quarter ended December 31, 2016. The growth in the Company’s core business was the result of an increase in interest income of $408,000 partially offset by an increase in interest expense of $31,000. Interest income increased due to a $14.7 million increase in the average balance of loans, a $1.9 million increase in the average balance of investments, an increase in the average rate earned on loans from 4.23% in the prior year quarter to 4.38% in the current year quarter, and an increase in the average rate earned on investment securities from 2.22% in the prior year quarter to 2.43% in the current year quarter. The increase in loan balances is primarily the result of the execution of our continued controlled growth strategy in mortgage and commercial lending. Interest expense increased due to a $19.9 million increase in the average balance of deposits and an increase in the average rate paid on deposits from 0.45% in the prior year quarter to 0.46% in the current year quarter.

Net interest income totaled $7.5 million for the six months ended December 31, 2017, which represents an increase of $771,000, or 11.5%, when compared to the prior year period. The growth in the Company’s core business was due to an $830,000 increase in interest income, partially offset by a $59,000 increase in interest expense. Interest income increased primarily due to a $14.7 million increase in the average balance of loans, an increase in the average rate earned on loans from 4.29% in the prior year period to 4.43% in the current year period, and an increase in the average rate earned on investment securities from 2.14% in the prior year period to 2.40% in the current year period. Interest expense increased primarily as a result of a $15.5 million increase in the average balance of deposits and an increase in the average rate paid on deposits from 0.48% in the prior year period to 0.49% in the current year period.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and six months ended December 31, 2017 and 2016. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended December 31,						Six Months Ended December 31,
	2017			2016			2017			2016
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$288,550	$3,158	4.38%	$273,864	$2,894	4.23%	$286,602	$6,349	4.43%	$271,895	$5,828	4.29%
Investment and mortgage backed securities	186,499	1,133	2.43	184,640	1,026	2.22	187,145	2,242	2.40	187,357	2,007	2.14
Other interest-earning assets	35,555	65	0.73	30,130	28	0.37	32,210	130	0.81	31,123	56	0.36
	510,604	4,356	3.41	488,634	3,948	3.23	505,957	8,721	3.45	490,375	7,891	3.22
Noninterest-earning assets	36,988			38,563			37,109			37,993
Total assets	$547,592			$527,197			$543,066			$528,368

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	215,723	150	0.28	189,638	84	0.18	210,534	371	0.35	188,127	233	0.25
Passbook accounts (1)	126,847	86	0.27	114,699	74	0.26	126,455	172	0.27	115,368	150	0.26
Certificates of deposit (1)	120,693	296	0.98	138,984	336	0.97	121,909	592	0.97	139,866	679	0.97
Total interest-bearing deposits	463,263	532	0.46	443,321	494	0.45	458,898	1,135	0.49	443,361	1,062	0.48
FHLB advances	8,833	49	2.22	10,750	56	2.08	8,833	99	2.24	11,286	113	2.00
Total interest-bearing liabilities	472,096	581	0.49	454,071	550	0.48	467,731	1,234	0.53	454,647	1,175	0.52
Noninterest bearing liabilities, commitments and contingencies	3,248			3,272			3,314			3,557
Total liabilities, commitments and contingencies	475,344			457,343			471,045			428,204

Stockholders’ equity	72,248			69,854			72,021			70,164
Total liabilities and stockholders’ equity	$547,592			$527,197			$543,066			$528,368
Net interest income		$3,775			$3,398			$7,487			$6,716
Interest rate spread			2.92%			2.75%			2.92%			2.70%
Net interest margin (annualized)			2.96%			2.78%			2.96%			2.74%
Average interest-earning assets to average interest-bearing liabilities			108.16%			107.61%			108.17%			107.86%

Provision for Loan Losses. The provision for loan losses was $9,000 for the quarter ended December 31, 2017, which represents a decrease of $6,000 compared to the quarter ended December 31, 2016. The provision for loan losses was $23,000 for the six months ended December 31, 2017, which represents a decrease of $9,000 compared to the prior year period.

Nonperforming assets as a percentage of total assets decreased from 0.56% at June 30, 2017 to 0.19% at December 31, 2017. Nonperforming loans as a percentage of total loans decreased from 1.02% at June 30, 2017 to 0.36% at December 31, 2017. The Company remains focused on improving asset quality and continues to review all available options to decrease nonperforming assets.

Noninterest Income. The following table summarizes other income for the three and six months ended December 31, 2017 and 2016.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)

Service charges	$834	$794	5.0%	$1,626	$1,583	2.7%
Gain on sale of loans	57	199	(71.4)	154	419	(63.2)
Gain on sale of investments	--	--	--	9	79	(88.6)
Gain on sale of other real estate owned	56	--	100.0	72	--	100.0
Loss on sale of fixed assets	(31)	--	(100.0)	(31)	--	(100.0)
Income from Bank Owned Life Insurance	114	165	(30.9)	230	285	(19.3)
Other	107	119	(10.1)	177	219	(19.2)
Total	$1,137	$1,277	(11.0)	$2,237	$2,585	(13.5)

Noninterest income totaled $1.1 million for the quarter ended December 31, 2017, which represents a decrease of $140,000, or 11.0%, when compared to the prior year quarter. The decrease was primarily due to a $142,000 decrease in gain on the sale of mortgage loans due to a decrease in sales volume and the receipt of Bank-Owned Life Insurance proceeds in the prior year quarter due to the death of a former director, which resulted in a gain of $45,000, with no such corresponding event in the current year quarter. The decrease was partially offset by a $56,000 gain on the sale of other real estate owned and a $40,000 increase in service charge income on deposit accounts.

Noninterest income totaled $2.2 million for the six months ended December 31, 2017, which represents a decrease of $348,000, or 13.5%, compared to the prior year period. The decrease was primarily due to a $265,000 decrease in gain on the sale of mortgage loans, resulting from a decrease in sales volume and the aforementioned receipt of Bank-Owned Life Insurance proceeds in the prior year period due to the death of a former director, which resulted in a gain of $45,000, with no such corresponding event in the current year quarter. The decrease was partially offset by a $72,000 gain on the sale of other real estate owned and a $43,000 increase in service charge income on deposit accounts.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and six months ended December 31, 2017 and 2016.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)

Compensation and employee benefits	$2,175	$2,307	(5.7%)	$4,380	$4,487	(2.4%)
Premises and occupancy expense	260	258	0.8	555	528	5.1
Deposit insurance premium	40	11	263.6	83	82	1.2
Advertising expense	109	106	2.8	214	212	0.9
Data processing expense	464	433	7.2	934	911	2.5
Intangible amortization	30	30	0.0	60	60	0.0
Professional fees	91	174	(47.7)	366	424	(13.7)
Other operating expenses	323	343	(5.8)	655	620	5.6
Total	$3,492	$3,662	(4.6)	$7,247	$7,324	(1.1)

Noninterest expense totaled $3.5 million for the quarter ended December 31, 2017, which represents a decrease of $170,000, or 4.6%, when compared to the prior year quarter. The decrease was primarily due to a decrease in compensation expense of $132,000, which was primarily the result of an accrual of a $196,000 separation payment made in connection with the departure of the Company’s former Chief Financial Officer in the prior year quarter with no such corresponding event in the current year quarter. The decrease in noninterest expense is also partially due to an $83,000 decrease in professional fees. These decreases were partially offset by a $31,000 increase in data processing expense and a $29,000 increase in FDIC insurance expense, which was the result of a one-time favorable adjustment made in the prior year quarter due to a change in the formula.

Noninterest expense totaled $7.2 million for the six months ended December 31, 2017, which represented a decrease of $77,000, or 1.1%, compared to the prior year period. The decrease in noninterest expense was primarily the result of a $107,000 decrease in compensation expense and a $58,000 decrease in professional fees. The decrease in compensation expense is primarily the result of an accrual of a $196,000 separation payment made in connection with the departure of the Company’s former Chief Financial Officer in the prior year period, with no such corresponding event in the current year period.

Income Taxes. The provision for income taxes totaled $914,000 for the quarter ended December 31, 2017, which represents an increase of $656,000 when compared to the prior year quarter. The increase was primarily due to the aforementioned change in the corporate tax code, which resulted in a one-time adjustment of $683,000 to reduce the net deferred tax asset.

The provision for income taxes totaled $1.1 million for the six months ended December 31, 2017, which represented an increase of $672,000 when compared to the prior year period. The increase was primarily due to the aforementioned one-time adjustment of $683,000 to the net deferred tax asset.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at December 31, 2017 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At December 31, 2017, 13 loans were considered to be TDRs (with a recorded investment of $1.3 million) of which three loans (with a recorded investment of $198,000) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31, 2017	At June 30, 2017
(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$270	$612
Nonresidential real estate and land	381	594
Consumer	213	370
Total nonaccrual loans	864	1,576
One- to four-family residential real estate	198	213
Nonresidential real estate and land	--	1,136
Total nonaccrual restructured loans	198	1,349
Total nonperforming loans	1,062	2,925
Real estate owned	--	93
Total nonperforming assets	$1,062	$3,018
Accruing restructured loans	1,065	1,297
Accruing restructured loans and nonperforming assets	$2,127	$4,315
Total nonperforming loans to total loans	0.36%	1.02%
Total nonperforming loans to total assets	0.19	0.54
Total nonperforming assets to total assets	0.19	0.56

Interest income that would have been recorded for the three and six months ended December 31, 2017 had nonaccruing loans been current according to their original terms was $25,000, and $84,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $0 for both the three and six month periods ended December 31, 2017.

Nonperforming assets as a percentage of total assets decreased to 0.19% at December 31, 2017, from 0.53% at December 31, 2016, and from 0.56% at June 30, 2017. Nonperforming loans as a percentage of total loans decreased to 0.36% at December 31, 2017, from 0.96% at December 31, 2016, and from 1.02% at June 30, 2017. The Company remains focused on improving asset quality and continues to review all available options to decrease nonperforming assets. Beginning with the disclosure in the Company’s Form 10-Q for the quarter ended March 31, 2011, the Company included “Loan Relationship” narratives regarding its five largest nonaccrual (nonperforming) loans and loans having the five largest charge-offs, all of which were commercial real estate loans. As of March 31, 2011, the amount of all nonaccrual (nonperforming) loans totaled $19.5 million, and the amount of all accruing TDR loans totaled $7.0 million. As of December 31, 2017, the amount of all nonaccrual (nonperforming) loans decreased to $1.0 million and the amount of all accruing TDR loans decreased to $1.1 million.

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

At December 31, 2017:

●	The largest commercial real estate nonaccrual loan having a carrying value of at least $250,000 is related to the loan in Loan Relationship “R”. There is a total of one loan in this Loan relationship.

●	The largest commercial real estate loan charge-offs of at least $250,000 are related to loans in Loan Relationships F, H, and R. There are a total of six loans in these three Loan Relationships.

●	There are no accruing TDRs having a carrying value of at least $250,000.

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

●	Loan Relationship F. At December 31, 2017 and June 30, 2017, Loan Relationship F was comprised of two loans, a Note A loan (Loan F-1) and a Note B loan, having an aggregate carrying value of $397,000 and $402,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. Loan F-1 is not included in any nonaccrual table because in the September 30, 2011 quarter, Loan F-1 was put on accrual because of sufficient payment history. At December 31, 2017 and June 30, 2017, Loan F-1 was classified as “Multi-family real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan F-1 was no longer reported as a TDR, or classified as substandard, because the loan was current and there were more than 12 consecutive monthly payments made on time. Appraisals from 2015, totaling $775,000, obtained for the properties securing the loan indicated that the loan to value ratio of the loan complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loan from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. The annual cash flow analysis performed from the 2016 tax returns on this property, showed that the debt service coverage ratio was below 1.00x. However, Loan F-1 was performing in accordance with its terms at December 31, 2017. Also, the loans mature in December 2018. A more detailed history of Loan Relationship F follows.

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

●	Loan Relationship H. At December 31, 2017 and June 30, 2017, Loan Relationship H was comprised of three loans having an aggregate carrying value of $839,000 and $860,000, respectively. At December 31, 2017 and June 30, 2017, two of the loans, a Note A loan (Loan H-1) and a Note B loan, had an aggregate carrying value of $673,000 and $681,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family rental dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. Loan H-1 is not included in any nonaccrual table because in the June 30, 2013 quarter, Loan H-1 was put on accrual because of sufficient payment history. At December 31, 2017 and June 30, 2017, Loan H-1 was classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan H-1 was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive market rate monthly payments made on time. Appraisals from 2014 and 2015 indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate. The annual cash flow analysis from the 2016 tax returns on the rental properties showed that the debt service coverage ratio was 1.13x.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At December 31, 2017 and June 30, 2017, the balance of Loan H-2 was $165,000 and $179,000, respectively. Loan H-2 is secured by a first lien on the single-family owner occupied dwelling on 11.36 acres mentioned above. The borrowers are a husband and wife who are the principals in the limited liability company mentioned above. At December 31, 2017 and June 30, 2017, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table.

At December 31, 2017, Loan H-1 and Loan H-2 were performing in accordance with their terms. Also, Loan H-1 and the Note B loan mature in September 2018. A more detailed history of the Note A loan (Loan H-1) and the Note B loan follows.

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

●	Loan Relationship M. At December 31, 2017 and June 30, 2017, Loan Relationship M was comprised of two loans having an aggregate carrying value of $0 and $601,000 respectfully. At December 31, 2017 and June 30, 2017, Loan M-1 had an aggregate carrying value of $0 and $176,000 respectfully. At December 31, 2017 and June 30, 2017, Loan M-2 had an aggregate carrying value of $0 and $425,000 respectfully. During the December 31, 2017 quarter, the Bank sold, for cash, the two promissory notes to an investor, incurring an additional charge-off of $136,500. Originally Loans M-1 and M-2 were both secured by the two golf courses, including a club house on each, in the greater Cincinnati area, an approximately 25 acre tract of land, and a second mortgage on the principal residence of two of the individual co-borrowers. The borrower of Loans M-1 and M-2 is a corporate entity, each of whose principals, a husband and wife, has individually signed as a co-borrower, as had, originally, the father and stepmother of one of the co-borrowers. At December 31, 2017, Loans M-1 and M-2 are not included in the table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. At June 30, 2017, Loans M-1 and M-2 are included in the table in “Nonaccrual, Nonresidential Real Estate” and classified as “Nonresidential Real Estate, Substandard” in the “Credit Risk Profile by Internally Assigned Grade” table. During the June 30, 2015 quarter, the Bank entered into a forbearance agreement with the borrower and co-borrowers pursuant to which full principal, interest and escrow payments will be made for the months of May through October of each year beginning in 2015. The maturity date for these loans is now October 1, 2018. Also, subsequent to the June 30, 2016 quarter, the Bank entered into an amended forbearance agreement with the borrower and co-borrowers, reflecting the reduced principal balances for Loans M-1 and M-2. The maturity date for these loans remained at October 1, 2018. Loans M-1 and M-2 were not performing in accordance with their restructured terms at September 30, 2017, and, subsequent to the quarter ending September 30, 2017, the bank initiated foreclosure proceedings. As stated above, during the December 31, 2017 quarter, the Bank sold, for cash, the two promissory notes to an investor, incurring an additional charge-off of $136,500, and the aggregate carrying values of Loan M-1 and Loan M-2 are both $.00. A more detailed history of Loan Relationship M follows.

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

During the June 30, 2016 quarter, the borrowers entered into a purchase agreement to sell the golf course that was not opened. As part of this purchase, the Bank agreed to release the nonoperational golf course, the 25 acre tract of land, and the co-borrower who was the father of one of the principals. In connection with the transaction, the Bank secured the first mortgage, instead of a second mortgage, on the principal residence of two of the individual co-borrowers. However, based on this purchase agreement, the Bank determined that an additional impairment of $210,000 was needed for this loan relationship, and an additional charge-off of $105,000 was established for each of the two loans in the loan relationship through a charge-off to the general allowance. The nonoperational golf course was sold subsequent to the end of the June 30, 2016 quarter. After the sale and subsequent reduction of the principal balance of Loan M-1, the Bank determined that no further impairment was needed. Also, subsequent to the June 30, 2016 quarter, the Bank entered into an amended forbearance agreement with the borrower and co-borrowers, reflecting the reduced principal balances for Loans M-1 and M-2. The maturity date for these loans remained at October 1, 2018. As stated above, since the Bank sold these promissory notes, and the balance of the loans are $0, this Loan Relationship will no longer be reported in the narrative section.

As stated above, since the Bank sold these promissory notes, and the balance of the loans are $0, this Loan Relationship will no longer be reported in the narrative section.

●	Loan Relationship R. At December 31, 2017 and June 30, 2017, Loan Relationship R was comprised of one loan, having a carrying value of $375,000 and $586,000, respectively. This loan is, and has always been, an interest only loan. This loan is secured by 48.54 acres of land, of which 12.54 acres is in the right of way of an Ohio highway, and is located in southwestern Ohio. The borrower is a “subchapter S” Corporation. The co-borrowers, who were individually signed, were originally a husband and wife who were 100% owners of the corporation. The husband passed away in 2015; the wife is the only remaining borrower, still individually signed, and owns 100% of the corporation. At December 31, 2017 and June 30, 2017, the Loan R carrying value is included in the table for “Nonaccrual, Land”. In the “Credit Risk Profile by Internally Assigned Grade” table, Loan R is classified as substandard at December 31, 2017 and June 30, 2017. An impairment analysis was performed during the December 31, 2017 quarter and it was determined that an additional impairment of $181,000 was needed. An impairment in the amount of $181,000 was added to the current $255,000 impairment through a charge-off to the general allowance.

Loan R is performing in accordance with its renewed terms at December 31, 2017. A more detailed history of Loan Relationship R follows.

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

The following table summarizes customer balances of all Note A/B format loans at December 31, 2017:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$82	$20	$102	1	1
Multi-family residential real estate	1,070	920	1,990	2	2
Total (1)	$1,152	$940	$2,092	3	3

(1)	Included in this total are an aggregate of $1.1 million comprised of Note A loans and $0.9 million comprised of Note B loans that are included in the discussion of Loan Relationships F and H.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At December 31, 2017
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,065	$198	$1,263	$--	$1,263	13	$1,412
Nonresidential real estate	--	--	--	--	--	--	720
Total	$1,065	$198	$1,263	$--	$1,263	13	$2,132

The following table is a roll forward of activity in our TDRs:

	Three Months Ended December 31, 2017		Six Months Ended December 31, 2017
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$1,942	16	$2,646	19
Additions to TDR	-	-	-	-
Charge-offs	(136)	-	(136)	-
Removal of TDRs	(83)	(1)	(83)	(1)
Impairment Reversal	-	-	-	-
Payments	(460)	(2)	(1,164)	(5)
Ending balance	$1,263	13	$1,263	13

Loans that were included in TDRs at December 31, 2017 and June 30, 2017 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At December 31, 2017 and June 30, 2017, all loans classified as TDRs required principal and interest payments.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At December 31,
	2017	2016
	(In thousands)
Special mention assets	$280	$1,556
Substandard assets	2,487	5,385
Total classified assets	$2,767	$6,941

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at December 31, 2017 and at June 30, 2017.

At December 31, 2017:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$131,769	$32,918	$6,326	$17,116	$69,747	$3,718	$3,524	$8,917	$274,035
Watch	2,629	899	3,497	1,646	5,961	1,322	609	1,125	17,688
Special mention	273	7	--	--	--	--	--	--	280
Substandard	1,408	213	125	--	360	--	381	--	2,487
Total	$136,079	$34,037	$9,948	$18,762	$76,068	$5,040	$4,514	$10,042	$294,490

At June 30, 2017:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$129,053	$32,547	$6,404	$13,355	$65,031	$4,817	$2,379	$8,495	$262,081
Watch	2,283	509	3,741	2,046	7,405	328	53	762	17,127
Special mention	444	207	82	--	1,134	--	--	--	1,867
Substandard	1,887	370	440	--	1,221	--	594	--	4,512
Total	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At December 31, 2017		At June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$709	$264	$345	$579
Consumer	77	7	93	57
One- to four-family mortgage – nonowner-occupied	--	--	--	--
Multi-family mortgage	--	--	--	--
Nonresidential real estate mortgage – commercial and office buildings	--	--	--	--
Construction	--	--	--	--
Land	--	--	--	--
Commercial and agricultural	--	--	118	--
Total	$786	$271	$556	$636

The following table illustrates the changes to the allowance for loan losses for the three and six months ended December 31, 2017:

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, October 1, 2017:	$1,105	$336	$56	$278	$2,163	$104	$148	$85	$4,275
Charge offs	--	(29)	--	--	(136)	--	(181)	--	(346)
Recoveries	14	58	--	31	133	--	--	--	236
Provision (credit)	(13)	(12)	(2)	(6)	(304)	77	445	(22)	9
Ending Balance:	$1,106	$353	$54	$303	$1,856	$27	$412	$63	$4,174
Allowance for Credit Losses:
Balance, July 1, 2017:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294
Charge offs	--	(108)	--	--	(136)	--	(181)	--	(495)
Recoveries	28	80	--	37	172	--	--	--	352
Provision (credit)	(15)	34	(6)	(23)	(351)	(90)	446	(27)	23
Ending Balance:	$1,106	$353	$54	$303	$1,856	$27	$412	$63	$4,174
Balance, Individually Evaluated	$--	$--	$--	$--	$--	$--	$--	$--	$--
Balance, Collectively Evaluated	$1,106	$353	$54	$303	$1,856	$27	$412	$63	$4,174
Financing receivables:
Ending balance	$136,079	$34,037	$9,948	$18,762	$76,068	$5,040	$4,514	$10,042	$294,490
Ending Balance: individually evaluated for impairment	$1,408	$213	$125	$--	$--	$--	$381	$--	$2,127
Ending Balance: collectively evaluated for impairment	$131,007	$31,796	$9,666	$18,762	$75,994	$5,040	$4,133	$10,035	$286,433
Ending Balance: loans acquired at fair value	$3,664	$2,028	$157	$--	$74	$--	$--	$7	$5,930

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At December 31,			At June 30,
	2017			2017
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$1,160	27.8%	49.6%	$1,153	26.9%	50.5%
Multi-family real estate	303	7.3	6.4	289	6.7	5.4
Nonresidential real estate	1,856	44.4	25.8	2,171	50.5	26.2
Land	412	9.9	1.5	127	3.0	1.1
Agricultural	28	0.7	1.3	40	0.9	1.3
Commercial	35	0.8	2.1	50	1.2	1.9
Consumer	353	8.5	11.6	347	8.1	11.8
Construction	27	0.6	1.7	117	2.7	1.8
Total allowance for loan losses	$4,174	100.0%	100.0%	$4,294	100.0%	100.0%
Total loans	$294,490			$285,587

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $33.3 million at December 31, 2017 and $26.9 million at June 30, 2017. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $20.6 million at December 31, 2017. Total securities classified as available-for-sale were $143.1 million at December 31, 2017.

In addition, at December 31, 2017, we had the ability to borrow a total of approximately $64.5 million from the Federal Home Loan Bank of Indianapolis.

At December 31, 2017, we had $58.9 million in loan commitments outstanding, consisting of $9.4 million in mortgage loan commitments, $26.7 million in unused home equity lines of credit, $7.6 million in commercial lines of credit and $15.2 million in other loan commitments. Certificates of deposit due within one year of December 31, 2017 totaled $65.1 million. This represented 54.2% of certificates of deposit at December 31, 2017. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us either by rolling the certificates into new maturities or by allowing the funds to be placed into checking or savings accounts. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including several risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2017.

The following table summarizes the Bank’s capital amounts and the ratios required at December 31, 2017:

					To be well
					capitalized under
					prompt corrective
			For capital		action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017 (unaudited)	(dollars in thousands)
Common equity tier 1 risk-based capital	$59,910	20.12%	$13,396	4.5%	$19,350	6.5%
Tier 1 risk-based capital	59,910	20.12	17,862	6.0	23,816	8.0
Total risk-based capital	63,640	21.38	23,816	8.0	29,770	10.0
Tier 1 leverage	59,910	10.98	21,829	4.0	27,287	5.0

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

For the three and six months ended December 31, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 2017. The main components of market risk for the Company are interest rate risk and liquidity risk. We manage the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts generally react more quickly to changes in market interest rates than loans due to the volume of non-maturing deposits in combination with shorter maturities of deposits. As a result, sharp and sustained increases in interest rates may adversely affect our earnings while decreases in interest may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have simulated our earnings and our economic value of equity under a variety of interest rate scenarios in order to quantify an estimate of the effect of various rising rate and declining rate scenarios. These simulations are performed quarterly and involve a detailed review of all loans and deposits at the account level. Critical assumptions including loan prepayment expectations, deposit decay rates and repricing beta factors were derived from historical studies and in some cases may be adjusted based upon management’s expectations involving customer behavior, the competitive and economic environments and other factors. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally, selling in the secondary market newly originated conforming fixed-rate 20- and 30-year one-to four-family residential real estate loans and available-for-sale securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

We use an economic value of equity analysis prepared by a consulting firm to review our level of long-term interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents an estimate of the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items, where appropriate. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sustained 100 to 400 basis increase or a 100 basis point decrease in market interest rates with no effect given to steps that we might take to counter the effects of that interest rate movement. Due to the overall low level of interest rates, an analysis of decreasing market interest rates of more than 100 basis points is not performed.

The following table presents the change in our net economic value of equity at September 30, 2017, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$97,097	$(4,467)	(4.40)%	20.15%
300	104,521	2,957	2.91%	20.94%
200	105,953	4,389	4.32%	20.59%
100	105,573	4,009	3.95%	19.92%
0	101,564	--	--%	18.65%
(100)	93,511	(8,053)	(7.93)%	16.74%

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

During the quarterly period ended December 31, 2017, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended December 31, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: February 12, 2018	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date: February 12, 2018	By:	/s/ David Z. Rosen
David Z. Rosen
Chief Financial Officer

