Form 10-Q
period 2018-03-31
United Community Bancorp
filed 2018-05-11
CIK 1514131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐     No ☒

As of May 8, 2018, there were 4,217,619 shares of the registrant’s common stock issued and outstanding.

UNITED COMMUNITY BANCORP

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	unaudited
(In thousands, except share amounts)	March 31, 2018	June 30, 2017
Assets

Cash and due from banks	$1,352	$2,029
Interest-earning deposits in other financial institutions	38,384	24,856
Cash and cash equivalents	39,736	26,885

Investment securities:
Securities available for sale - at estimated market value	76,999	79,188
Securities held to maturity - at amortized cost	41,644	41,954
Mortgage-backed securities available for sale - at estimated market value	59,344	68,374
Investment securities	177,987	189,516

Loans receivable, net	296,811	282,477
Loans available for sale	561	1,005

Property and equipment, net	6,281	6,603
Federal Home Loan Bank stock, at cost	3,527	3,527
Accrued interest receivable:
Loans	936	865
Investments and mortgage-backed securities	984	1,137
Other real estate owned, net	77	93
Cash surrender value of life insurance policies	17,363	17,023
Deferred income taxes	3,128	3,266
Prepaid expenses and other assets	1,441	1,817
Goodwill	2,522	2,522
Intangible asset	105	195
Total assets	$551,459	$536,931

Liabilities and Stockholders' Equity

Deposits	$470,074	$453,655
Advances from FHLB	6,833	8,833
Accrued interest on deposits	16	13
Accrued interest on FHLB advance	7	8
Advances from borrowers for payment of insurance and taxes	1,024	571
Accrued expenses and other liabilities	2,330	2,560
Total liabilities	480,284	465,640

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value; 25,000,000 shares authorized, 5,149,564 shares issued at March 31, 2018 and June 30, 2017; 4,217,619 and 4,205,980 shares outstanding at March 31, 2018 and June 30, 2017, respectively.	51	51
Additional paid-in capital	51,881	51,517
Retained earnings	35,921	34,839
Less shares purchased for stock plans	(1,627)	(1,860)
Treasury Stock, at cost - 931,945 and 943,584 shares at March 31, 2018 and June 30, 2017, respectively.	(12,243)	(12,397)
Accumulated other comprehensive income:
Unrealized loss on securities available for sale, net of income taxes	(2,808)	(859)

Total stockholders' equity	71,175	71,291

Total liabilities and stockholders' equity	$551,459	$536,931

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
(In thousands, except per share data)	2018	2017	2018	2017

Interest income:
Loans	$3,182	$2,960	$9,531	$8,788
Investments and mortgage-backed securities	1,251	1,123	3,623	3,186
Total interest income	4,433	4,083	13,154	11,974
Interest expense:
Deposits	532	484	1,667	1,546
Borrowed funds	43	49	142	162
Total interest expense	575	533	1,809	1,708

Net interest income	3,858	3,550	11,345	10,266

Provision for loan losses	7	11	30	43

Net interest income after provision for loan losses	3,851	3,539	11,315	10,223

Noninterest income:
Service charges	764	739	2,390	2,322
Gain on sale of loans	75	130	229	549
Gain on sale of investments	-	-	9	79
Gain (loss) on sale of other real estate owned	-	(13)	72	(13)
Loss on sale of fixed assets	(29)	-	(60)	-
Income from bank owned life insurance	110	117	340	402
Other	182	62	359	281
Total noninterest income	1,102	1,035	3,339	3,620

Noninterest expense:
Compensation and employee benefits	2,328	2,145	6,708	6,632
Premises and occupancy expense	265	251	820	779
Deposit insurance premium	43	41	126	123
Advertising expense	71	83	285	295
Data processing expense	473	451	1,407	1,362
Merger expenses	650	-	650	-
Intangible amortization	30	30	90	90
Professional fees	73	90	439	514
Other operating expenses	287	326	942	946
Total noninterest expense	4,220	3,417	11,467	10,741

Income before income taxes	733	1,157	3,187	3,102

Income tax provision	22	219	1,117	642

Net income	$711	$938	$2,070	$2,460

Basic earnings per share	$0.17	$0.23	$0.51	$0.61
Diluted earnings per share	$0.17	$0.23	$0.50	$0.60

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(In thousands)	2018	2017	2018	2017

Net income	$711	$938	$2,070	$2,460

Other comprehensive income, net of tax
Net unrealized gain (loss) on available for sale securities net of benefit of ($253) and $120 for the three months ended March 31, 2018 and 2017, respectively and ($373) and ($1,723) for the nine months ended March 31, 2018 and 2017, respectively	(1,672)	188	(1,943)	(2,696)

Reclassification adjustment for the net realized gain on sale of available for sale securities included in net income, net of taxes of ($0) and ($0) for the three months ended March 31, 2018 and 2017, respectively and ($3) and ($31) for the nine months ended March 31, 2018 and 2017, respectively	-	-	(6)	(48)

Comprehensive income	$(961)	$1,126	$121	$(284)

See accompanying notes to the consolidated financial statements.

UNITED COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Nine Months Ended March 31,
(In thousands)	2018	2017

Operating activities:
Net income	$2,070	$2,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	272	312
Provision for loan losses	30	43
Deferred loan origination costs	(68)	(62)
Amortization of premium on investments	1,146	1,363
Proceeds from sale of loans	8,587	21,586
Loans disbursed for sale in the secondary market	(7,914)	(21,249)
Gain on sale of loans	(229)	(549)
Amortization of intangible asset	90	90
Amortization of acquisition-related loan yield adjustment	(85)	(92)
Gain on sale of investment securities	(9)	(79)
Loss on sale of fixed assets	60	-
Gain on sale of other real estate owned	(72)	13
Gain recognized from death benefit on bank owned life insurance	-	(45)
Increase in cash surrender value of life insurance	(340)	(357)
Stock-based compensation	203	180
Amortization of ESOP shares	328	343
Deferred income taxes	730	249
Effects of change in operating assets and liabilities:
Accrued interest receivable	82	-
Prepaid expenses and other assets	376	150
Accrued interest payable	2	(1)
Accrued expenses and other	(196)	(1,457)
Net cash provided by operating activities	5,063	2,898

Investing activities:
Proceeds from maturity of available for sale investment securities	670	530
Proceeds from maturity of held to maturity securities	134	61
Proceeds from sale of available for sale investment securities	596	6,935
Proceeds from repayment of mortgage-backed securities and collateralized mortgage obligations available for sale	13,726	14,770
Proceeds from sale of mortgage-backed securities available for sale	-	11,087
Proceeds from sale of other real estate owned	232	71
Purchases of available for sale investment securities	(7,053)	(21,938)
Purchases of mortgage-backed securities available for sale	-	(15,690)
Proceeds from bank owned life insurance death benefit	-	419
Net increase in loans	(14,355)	(13,214)
Capital expenditures	(10)	(90)
Net cash used in investing activities	(6,060)	(17,059)

Financing activities:
Net increase in deposits	16,419	24,417
Repayments of Federal Home Loan Bank advances	(2,000)	(3,167)
Dividends paid to stockholders	(1,210)	(713)
Repurchases of common stock	-	(238)
Proceeds from exercise of stock options	186	243
Net increase in advances from borrowers for payment of insurance and taxes	453	174
Net cash provided by financing activities	13,848	20,716

Net increase in cash and cash equivalents	12,851	6,555
Cash and cash equivalents at beginning of period	26,885	28,980
Cash and cash equivalents at end of period	$39,736	$35,535

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and therefore do not include all information or footnotes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. No other adjustments have been included. The results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes thereto for the year ended June 30, 2017, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2017.

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

2.       EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”) – As of March 31, 2018 the ESOP owned 118,771 shares of the Company’s common stock. At June 30, 2017, the ESOP owned 142,371 shares of the Company’s common stock. The shares owned by the ESOP are held in a suspense account until released for allocation to participants.

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

Basic EPS is based on the weighted average number of common shares and unvested restricted shares outstanding, adjusted for ESOP shares not yet committed to be released. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effects of contracts or securities exercisable or which could be converted into common stock, if dilutive, using the treasury stock method. For the three months and nine months ended March 31, 2018 there were no outstanding options to purchase shares that were excluded from the computations of diluted earnings per share as all existing options are dilutive. The following is a reconciliation of the basic and diluted weighted average number of common shares outstanding.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Basic weighted average outstanding shares	4,090,320	4,056,993	4,069,769	4,036,066
Effect of dilutive stock options	65,489	46,272	51,001	42,009
Diluted weighted average outstanding shares	4,155,809	4,103,265	4,120,770	4,078,075

4.        STOCK-BASED COMPENSATION – The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the Company to measure the cost of employee services received in exchange for awards of equity instruments and to recognize this cost in the financial statements over the period during which the employee is required to provide such services. The Company has elected to recognize compensation cost associated with its outstanding stock-based compensation awards with graded vesting on a straight-line basis pursuant to ASC 718. The expense is calculated for stock options at the date of grant using the Black-Scholes option pricing model. The expense associated with restricted stock awards is calculated based upon the value of the common stock on the date of grant. Stock-based compensation expense was $72,000 and $73,000 for the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation was $203,000 and $180,000 for the nine months ended March 31, 2018 and 2017, respectively. No stock-based compensation awards were granted during the three months ended March 31, 2018 and 2017. In September 2017, 18,570 restricted shares and 53,506 stock options were awarded from the United Community Bancorp 2014 Equity Incentive Plan. No stock-based compensation awards were granted during the nine months ended March 31, 2017.

5.        DIVIDENDS – On August 10, 2017, November 9, 2017, and February 8 2018, the Board of Directors of the Company declared cash dividends on the Company’s outstanding shares of stock of $0.10 per share for each period. The dividends, totaling $1.2 million, were paid during the nine months ended March 31, 2018.

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

7.        SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Supplemental disclosure of cash flow information is as follows:
Cash paid during the period for:
Income taxes, net	$410	$96
Interest	$1,807	$1,709

Supplemental disclosure of non-cash investing and financing activities is as follows:
Unrealized gains (losses) on securities designated as available for sale, net of tax	$(1,727)	$(2,744)
Transfers of loans to other real estate owned	$144	$29
Option exercise and restricted stock windfall	$34	$--
Other comprehensive income reclassification due to early adoption of ASU 2018-02	$(222)	$--

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

The estimated fair values of the Company’s financial instruments at March 31, 2018 and June 30, 2017 are as follows:

	March 31, 2018		June 30, 2017
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
	(In thousands)
Financial assets:
Cash and interest-bearing deposits	$39,736	$39,736	$26,885	$26,885
Investment securities available for sale	76,999	76,999	79,188	79,188
Investment securities held to maturity	41,644	41,746	41,954	42,711
Mortgage-backed securities	59,344	59,344	68,374	68,374
Loans receivable and loans receivable held for sale	297,372	297,658	283,482	283,342
Accrued interest receivable	1,920	1,920	2,002	2,002
Investment in FHLB stock	3,527	3,527	3,527	3,527

Financial liabilities:
Deposits	470,074	470,539	453,655	454,302
Accrued interest payable	23	23	21	21
FHLB advances	6,833	6,799	8,833	8,953

Off-balance sheet items	$--	$--	$--	$--

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

Fair value measurements for certain assets and liabilities measured at fair value on a recurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2018:
Mortgage-backed securities	$59,344	$--	$59,344	$--
Municipal bonds	35,851	--	35,851	--
Small Business Administration	8,810	--	8,810	--
Collateralized Mortgage Obligations	29,187	--	29,187	--
Certificates of Deposit	2,945	--	2,945	--
Other equity securities	206	206	--	--
Mortgage servicing rights	867	--	867	--

June 30, 2017
Mortgage-backed securities	$68,374	$--	$68,374	$--
Municipal bonds	36,941	--	36,941	--
Small Business Administration	9,743	--	9,743	--
Collateralized Mortgage Obligations	29,305	--	29,305	--
Certificates of Deposit	3,000	--	3,000	--
Other equity securities	199	199	--	--
Mortgage servicing rights	766	--	766	--

Fair value measurements for certain assets and liabilities measured at fair value on a nonrecurring basis:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
	(In thousands)
March 31, 2018:
Other real estate owned	$77	$--	$77	$--
Loans held for sale	561	--	561	--

June 30, 2017:
Other real estate owned	$93	$--	$93	$--
Loans held for sale	1,005	--	1,005	--

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

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)
March 31, 2018:
Financial assets:
Cash and interest-bearing deposits	$39,736	$39,736	$--	$--
Investment securities held to maturity	41,746	--	41,746	--
Loans receivable and loans held for sale	297,658	--	297,658	--
Accrued interest receivable	1,920	--	1,920	--
Investment in FHLB stock	3,527	--	3,527	--
Financial liabilities:
Deposits	470,539	--	470,539	--
Accrued interest payable	23	--	23	--
FHLB advances	6,799	--	6,799	--

June 30, 2017:
Financial assets:
Cash and interest-bearing deposits	$26,885	$26,885	$--	$--
Investment securities held to maturity	42,711	--	42,711	--
Loans receivable and loans held for sale	283,342	--	283,342	--
Accrued interest receivable	2,002	--	2,002	--
Investment in FHLB stock	3,527	--	3,527	--
Financial liabilities:
Deposits	454,302	--	454,302	--
Accrued interest payable	21	--	21	--
FHLB advances	8,953	--	8,953	--

9.        INVESTMENT SECURITIES

Investment securities available for sale at March 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$61,254	$--	$1,910	$59,344
Municipal bonds	36,415	184	748	35,851
Small Business Administration	8,995	--	185	8,810
Collateralized Mortgage Obligations	30,225	--	1,038	29,187
Certificates of Deposit	2,971	--	26	2,945
Other equity securities	210	--	4	206
	$140,070	$184	$3,911	$136,343

Investment securities held to maturity at March 31, 2018 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$41,644	$272	$170	$41,746

Investment securities available for sale at June 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Mortgage-backed securities	$69,335	$83	$1,044	$68,374
Municipal bonds	36,990	548	597	36,941
Small Business Administration	9,799	--	56	9,743
Collateralized Mortgage Obligations	29,664	1	360	29,305
Certificates of Deposit	2,971	29	--	3,000
Other equity securities	210	--	11	199
	$148,969	$661	$2,068	$147,562

Investment securities held to maturity at June 30, 2017 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Municipal Bonds	$41,954	$792	$35	$42,711

The mortgage-backed securities, small business administration, collateralized mortgage obligations, certificates of deposit, and municipal bonds have the following maturities at March 31, 2018:

	Available for Sale		Held to Maturity
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due or callable in one year or less	$2,686	$2,685	$105	$105
Due or callable in 1 - 5 years	84,183	82,174	4,124	4,100
Due or callable in 5 - 10 years	33,009	31,950	7,795	7,780
Due or callable in greater than 10 years	19,981	19,328	29,620	29,761
Total debt securities	$139,859	$136,137	$41,644	$41,746

All other securities available for sale at March 31, 2018 are saleable within one year.

Gross proceeds on the sale of investments and mortgage-backed securities were $0 and $0 for the three months ended March 31, 2018 and 2017, respectively. Gross proceeds on the sale of investments and mortgage-backed securities were $596,000 and $18.0 million for the nine months ended March 31, 2018 and 2017, respectively. Gross realized gains for the three month periods ended March 31, 2018 and 2017 were $0 and $0, respectively. Gross realized gains for the nine-month periods ended March 31, 2018 and 2017 were $9,000 and $110,000, respectively. Gross realized losses for the three month periods ended March 31, 2018 and 2017 were $0 and $0, respectively. Gross realized losses for the nine-month periods ended March 31, 2018 and 2017 were $0 and $31,000, respectively.

The table below indicates the length of time individual investment securities and mortgage-backed securities have been in a continuous loss position at March 31, 2018 and June 30, 2017:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018	(In thousands)
Municipal bonds	$31,306	$284	$12,515	$634	$43,821	$918
Mortgage-backed securities	25,125	386	34,219	1,524	59,344	1,910
Small Business Administration	5,027	117	3,782	68	8,809	185
Collateralized Mortgage Obligations	14,450	490	14,736	548	29,186	1,038
Certificates of Deposit	2,945	26	--	--	2,945	26
Other equity securities	206	4	--	--	206	4
	$79,059	$1,307	$65,252	$2,774	$144,311	$4,081
Number of investments		116		52		168

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017	(In thousands)
Municipal bonds	$19,230	$632	$--	$--	$19,230	$632
Mortgage-backed securities	38,566	812	13,223	232	51,789	1,044
Small Business Administration	9,743	56	--	--	9,743	56
Collateralized Mortgage Obligations	28,129	360	--	--	28,129	360
Other equity securities	--	--	199	11	199	11
	$95,668	$1,860	$13,422	$243	$109,090	$2,103
Number of investments		73		7		80

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

The following table indicates changes to the core deposit intangible asset and goodwill balances for the nine months ended March 31, 2018:

	Core Deposit Intangible	Goodwill
	(In thousands)

Balance at June 30, 2017	$195	$2,522
Amortization	90	--
Balance at March 31, 2018	$105	$2,522

The core deposit intangible is being amortized using the double declining balance method over its estimated useful life of 8.75 years. Remaining amortization of the core deposit intangible is as follows (dollars in thousands) as of December 31, 2017:

April 1, 2018 through June 30, 2018	$27
2019	78
$105

11.      DISCLOSURES ABOUT THE CREDIT QUALITY OF LOANS RECEIVABLE AND THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

The following tables illustrate certain disclosures required by ASC 310-10-50-11B(c), (g) and (h), the changes to the allowance for loan losses, for the three and nine months ended March 31, 2018 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2018:	$1,106	$353	$54	$303	$1,856	$27	$412	$63	$4,174
Charge offs	(149)	(17)	--	--	--	--	--	(300)	(466)
Recoveries	1	41	--	3	--	--	35	--	80
Provision (credit)	(111)	(84)	(10)	(136)	(64)	138	(155)	429	7
Ending Balance:	$847	$293	$44	$170	$1,792	$165	$292	$192	$3,795
Allowance for Credit Losses:
Balance, July 1, 2017:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294
Charge offs	(219)	(125)	--	--	(136)	--	(181)	(300)	(961)
Recoveries	64	121	--	40	172	--	35	--	432
Provision (credit)	(91)	(50)	(16)	(159)	(415)	48	311	402	30
Ending Balance:	$847	$293	$44	$170	$1,792	$165	$292	$192	$3,795

Balance, Individually Evaluated	$--	$--	$--	$--	$--	$--	$--	$--	$--

Balance, Collectively Evaluated	$847	$293	$44	$170	$1,792	$165	$292	$192	$3,795

Financing receivables:
Ending balance	$139,423	$32,437	$9,937	$14,720	$79,821	$8,069	$4,035	$10,912	$299,354

Ending Balance: individually evaluated for impairment	$1,377	$178	$121	$--	$--	$--	$4	$--	$1,680

Ending Balance: collectively evaluated for impairment	$134,559	$30,294	$9,662	$14,720	$79,755	$8,069	$4,031	$10,905	$291,995

Ending Balance: loans acquired at fair value	$3,487	$1,965	$154	$--	$66	$--	$--	$7	$5,679

For the year ended June 30, 2017 (in thousands):

Allowance for Credit Losses and Recorded Investment in Loans Receivable

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Beginning balance:	$1,235	$426	$108	$275	$2,577	$132	$10	$122	$4,885
Charge offs	(83)	(210)	(9)	--	(600)	--	(255)	--	(1,157)
Recoveries	68	177	--	17	248	--	--	1	511
Provision (credit)	(127)	(46)	(39)	(3)	(54)	(15)	372	(33)	55
Ending Balance:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294

Balance, Individually Evaluated	$--	$--	$--	$--	$--	$--	$--	$--	$--

Balance, Collectively Evaluated	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294

Financing receivables:
Ending Balance	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

Ending Balance: individually evaluated for impairment	$1,887	$370	$235	$--	$1,136	$--	$594	$--	$4,222

Ending Balance: collectively evaluated for impairment	$127,304	$31,049	$10,271	$15,401	$73,566	$5,145	$2,432	$9,250	$274,418

Ending Balance: loans acquired at fair value	$4,476	$2,214	$161	$--	$89	$--	$--	$7	$6,947

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

Credit Risk Profile by Internally Assigned Grade

At March 31, 2018

(in thousands)

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$135,142	$31,406	$6,371	$13,073	$73,595	$5,885	$3,410	$8,860	$277,742
Watch	2,792	853	3,445	1,647	5,873	2,184	620	2,052	19,466
Special mention	112	--	--	--	--	--	--	--	112
Substandard	1,377	178	121	--	353	--	5	--	2,034
Total:	$139,423	$32,437	$9,937	$14,720	$79,821	$8,069	$4,035	$10,912	$299,354

Credit Risk Profile by Internally Assigned Grade

At June 30, 2017

(in thousands)

	One- to Four- Family Owner-Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non-Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Grade:
Pass	$129,053	$32,547	$6,404	$13,355	$65,031	$4,817	$2,379	$8,495	$262,081
Watch	2,283	509	3,741	2,046	7,405	328	53	762	17,127
Special mention	444	207	82	--	1,134	--	--	--	1,867
Substandard	1,887	370	440	--	1,221	--	594	--	4,512
Total:	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

The following tables illustrate certain disclosures required by ASC 310-10-50-7A for gross loans.

Age Analysis of Past Due Loans Receivable

At March 31, 2018

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$740	$81	$161	$982	$138,441	$139,423
Consumer	141	--	16	157	32,280	32,437
One- to Four- Family Mortgage - Non-Owner Occupied	--	--	--	--	9,937	9,937
Multi-family Mortgage	--	--	--	--	14,720	14,720
Nonresidential Real Estate – commercial and office buildings	120	--	--	120	79,701	79,821
Construction	--	--	--	--	8,069	8,069
Land	13	--	--	13	4,022	4,035
Commercial and Agricultural	90	--	--	90	10,822	10,912
Total	$1,104	$81	$177	$1,362	$297,992	$299,354

Age Analysis of Past Due Loans Receivable

At June 30, 2017

(in thousands)

	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Total current	Total loans receivable
One- to Four- Family Mortgage - Owner-Occupied	$345	$579	$382	$1,306	$132,361	$133,667
Consumer	93	57	23	173	33,460	33,633
One- to Four- Family Mortgage - Non-Owner-Occupied	--	--	235	235	10,432	10,667
Multi-family Mortgage	--	--	--	--	15,401	15,401
Nonresidential Real Estate – commercial and office buildings	--	--	535	535	74,256	74,791
Construction	--	--	--	--	5,145	5,145
Land	--	--	--	--	3,026	3,026
Commercial and Agricultural	118	--	--	118	9,139	9,257
Total	$556	$636	$1,175	$2,367	$283,220	$285,587

The following table illustrates certain disclosures required by ASC 310-10-50-15.

Impaired Loans at March 31, 2018

(in thousands)

				For the three months ended March 31, 2018		For the nine months ended March 31, 2018
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment	Interest income recognized	Average Recorded investment

Mortgage One- to Four- Family - Owner-Occupied	$1,377	$1,652	$--	$18	$1,393	$53	$1,523
Consumer	178	349	--	--	196	--	248
One- to Four- Family Non-Owner Occupied Mortgage	121	121	--	--	123	--	208
Multifamily Residential Real Estate Mortgage	--	920	--	--	--	--	-
Non-Residential Real Estate	--	--	--	--	--	--	431
Construction	--	--	--	--	--	--	-
Land	4	12	--	--	193	--	390
Commercial and Agricultural	--	306	--	--	--	--	-
Total	$1,680	$3,360	$--	$18	$1,905	$53	$2,800

Impaired Loans at June 30, 2017

(in thousands)

				For the year ended June 30, 2017
	Recorded investment	Unpaid principal balance	Specific allowance	Interest income recognized	Average Recorded investment

Mortgage One- to Four- Family - Owner-Occupied	$1,887	$2,144	$-	$59	$2,169
Consumer	370	653	-	3	391
One- to Four- Family Non-Owner Occupied Mortgage	235	235	-	4	349
Multifamily Residential Real Estate Mortgage	-	920	-	-	-
Non-Residential Real Estate	1,136	2,719	-	20	1,468
Construction	-	-	-	-	-
Land	594	857	-	-	286
Commercial and Agricultural	-	6	-	-	-
Total	$4,222	$7,534	$-	$86	$4,663

The Bank did not have any investments in subprime loans at March 31, 2018. Impaired loans at March 31, 2018 included troubled debt restructurings (“TDR”) with an aggregate principal balance of $1.3 million and a recorded investment of $1.3 million. See Note 12 for a discussion on TDRs.

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

The following tables summarize TDRs by loan type and accrual status.

	At March 31, 2018
(In thousands)	Loan Status Accrual Nonaccrual		Total Unpaid Principal Balance	Related Allowance	Recorded Investment	Number of Loans	Average Recorded Investment
One- to Four-Family residential real estate	$1,059	$193	$1,252	$--	$1,252	13	$1,345
Nonresidential real estate	--	--	--	--	--	--	431
Total	$1,059	$193	$1,252	$--	$1,252	13	$1,776

	At June 30, 2017
(In thousands)	Loan Status Accrual Nonaccrual		Total Unpaid Principal Balance	Related Allowance	Recorded Investment	Number of Loans	Average Recorded Investment
One- to Four-Family residential real Estate	$1,297	$213	$1,510	$--	$1,510	16	$1,680
Nonresidential real estate	--	1,136	1,136	--	1,136	3	1,207
Total	$1,297	$1,349	$2,646	$--	$2,646	19	$2,887

Interest income recognized on TDRs is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2018	2017	2018	2017

One-to-Four Family residential real estate	$13	$13	$39	$44
Multi-family residential real estate	--	--	--	--
Nonresidential real estate	--	--	--	18
Commercial	--	--	--	--
Consumer	--	--	--	--
Total	$13	$13	$39	$62

At March 31, 2018, the Bank had 13 loans totaling $1.3 million that were reported as TDRs, and had established an allowance for losses on these loans of $0. With respect to the $1.3 million in TDRs, the Bank charged-off $940,000 at the time the loans were restructured into the Note A/B split note format. At June 30, 2017, the Bank had 19 loans totaling $2.6 million that were reported as TDRs, and had an allowance for losses on these loans of $0. With respect to the $2.6 million in TDRs, the Bank charged-off $1.4 million with respect to those loans at the time the loans were restructured into the Note A/B split note format. At March 31, 2018, the Bank had no other commitments to lend on its TDRs. Management continues to monitor the performance of loans reported as TDRs on a monthly basis.

Loans that were included in TDRs at March 31, 2018 and June 30, 2017 were generally given concessions of interest rate reductions of between 25 and 300 basis points and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At March 31, 2018 and June 30, 2017, all loans classified as TDRs required principal and interest payments.

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2018		Nine Months Ended March 31, 2018
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$1,263	13	$2,646	19
Additions to TDR	--	--	--	--
Charge-offs	--	--	(136)	--
Removal of TDRs	--	--	(83)	(1)
Impairment Reversal	--	--	-	--
Payments	(11)	--	(1,175)	(5)
Ending balance	$1,252	13	$1,252	13

13.        ACCUMULATED OTHER COMPREHENSIVE INCOME

Reclassification out of accumulated other comprehensive income during the three and nine months ended March 31, 2018 and 2017 and the affected line items in the consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017	Affected Line Item in the Consolidated Statements of Income
Realized gain on sale of securities	$--	$--	$9	$79	Gain on sale of investments
Less provision for income taxes	--	--	3	31	Income tax provision
Reclassification adjustment, net of taxes	$--	$--	$6	$48

14.        INCOME TAXES

The Company’s earnings for the nine-month period ended March 31, 2018 were negatively impacted by a one-time adjustment to the net deferred tax asset in the amount of $683,000 due to the effect of the tax law changes established by the Tax Cuts and Jobs Act (the “Act”), which was signed into law by the President on December 22, 2017. The Act reduced the federal corporate tax rate to 21%. This change required the Company to revalue its net deferred tax asset, which represents corporate tax benefits anticipated to be realized in the future. The reduction in the federal corporate tax rate reduces the tax benefits of the net deferred tax asset. While the one-time adjustment caused a reduction in after-tax net income for the nine-month period ended March 31, 2018, the reduction of the corporate income tax rate from 34% to 21% is expected to be favorable to the Company in future periods.

The rate reconciliation is as follows:

	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2018
	(In thousands)

Federal income taxes at statutory rate	$174	$849
State taxes, net of federal benefit	20	108
Increase (decrease) in taxes resulting primarily from:
Non-taxable income on bank-owned life insurance	(31)	(94)
Tax exempt income	(137)	(411)
Federal tax rate change	--	683
Other	(4)	(18)

	$22	$1,117
Effective tax rate	3.47%	36.18%

15.        EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update 2018-02 was issued in February 2018 and allows for the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company has early adopted this amendment and the $222,000 reclassification is reflected in the consolidated financial statements for the nine months ending March 31, 2018.

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

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company will be evaluating the impact of this ASU over the next several years.

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

16.        MERGER AGREEMENT

On March 11, 2018, the Company, United Community Bank, Civista Bancshares, Inc. (“Civista”) and Civista Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Civista (the “Merger”). Immediately following the Merger, United Community Bank will merge with and into Civista Bank. Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive 1.027 shares of Civista’s common stock and $2.54 in cash. At the effective time of the Merger, each share of unvested Company common stock will fully vest and will be converted into the right to receive the merger consideration. In addition, at the effective time of the Merger, each option to acquire shares of the Company’s common stock will automatically vest and be cancelled and converted into the right to receive in cash from United Community Bank the amount by which the sum of $2.54 and the “effective time value” per share exceeds the exercise or strike price of such stock option, subject to receipt of Civista of executed stock option surrender agreements in a form acceptable to Civista and United Community. If the exercise price of a stock option equals or exceeds the sum of $2.54 and the effective time value, such stock option will be cancelled without any payment in exchange. United Community will be entitled to deduct and withhold from any amounts payable in respect of any United Community stock option all such amounts as United Community is required to deduct and withhold under the Code or any provisions of state, local, or foreign tax law. “Effective time value” means the product of (A) the average of the per share closing price of a Civista common share on the Nasdaq Capital Market during the five (5) consecutive full trading days ending on the trading day prior to the effective time of the Merger and (B) the exchange ratio. The transaction is expected to close in the third calendar quarter of 2018, subject to the satisfaction of customary closing conditions, including the receipt of all required regulatory approvals and the approval of the shareholders of both the Company and Civista. Merger expenses totaled $650,000 during the three and nine months ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may affect our business, such as those changes caused by the Tax Cuts and Jobs Act, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets, changes in deposit flows, and changes in the quality or composition of the Company’s loan or investment portfolios, and the ability to complete the previously announced merger with Civista Bancshares, Inc. within the expected timeframe. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2017, which is available through the SEC’s website at www.sec.gov and in other reports filed by the Company. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

DEFERRED INCOME TAXES - We use the asset and liability method of accounting for income taxes as prescribed in Accounting Standards Codification (“ASC”) 740-10-50. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings. United Community Bancorp, referred to as the Company, accounts for income taxes under the provisions of ASC 275-10-50-8 to account for uncertainty in income taxes. The Company had no unrecognized tax benefits as of March 31, 2018 and June 30, 2017. The Company recognized no interest and penalties on the underpayment of income taxes during the three-month periods ended March 31, 2018 and 2017 and had no accrued interest and penalties on the balance sheet as of March 31, 2018 and June 30, 2017. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next fiscal year. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for tax years ended on or before June 30, 2013.

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

Balance Sheet Analysis

Total assets were $551.5 million at March 31, 2018, compared to $536.9 million at June 30, 2017. Total assets increased during the period primarily due to loan growth of $14.3 million and an increase in cash and cash equivalents of $12.9 million. These increases were partially offset by an $11.5 million decrease in investment securities.

In addition to the loan growth achieved during the nine months ended March 31, 2018, the Company had approximately $20.1 million in undisbursed construction loans as of March 31, 2018. While these were not on the Company’s balance sheet as of March 31, 2018 and there can be no assurance of disbursement in the future, the loans have closed and management expects the majority of these committed funds to be disbursed.

Total liabilities were $480.3 million at March 31, 2018, compared to $465.6 million at June 30, 2017. The increase was primarily due to a $16.4 million increase in deposits during the period, partially offset by a $2.0 million decrease in FHLB borrowings.

Stockholders’ equity totaled $71.2 million as of March 31, 2018, which represented a decrease of $116,000 when compared to June 30, 2017. The decrease was primarily due to a $1.9 million decrease in accumulated other comprehensive income and dividends declared totaling $1.2 million. These were partially offset by net income of $2.1 million. The decrease in accumulated other comprehensive income was the result of increasing market interest rates during the period. In connection with the preparation of the financial statements for the quarter ended March 31, 2018, management evaluated the credit quality of the investment portfolio and believes all unrealized losses to be temporary. Management has the intent and the ability to hold these securities until the value recovers or until maturity.

Loans. At March 31, 2018, one- to four- family residential loans totaled $149.4 million, or 49.9% of total gross loans at December 31, 2017, compared to $144.3 million, or 50.5% of total gross loans, at June 30, 2017.

Multi-family and nonresidential real estate loans totaled $94.5 million, or 31.6% of total loans at March 31, 2018 compared to $90.2 million, or 31.6% of total loans, at June 30, 2017.

Construction loans totaled $8.1 million, or 2.7% of total loans, at March 31, 2018, compared to $5.1 million, or 1.8% of total loans, at June 30, 2017.

Land loans totaled $4.0 million, or 1.4% of total loans at March 31, 2018, compared to $3.0 million, or 1.1% of total loans at June 30, 2017.

Commercial business loans totaled $7.6 million, or 2.5% of total loans at March 31, 2018, compared to $5.4 million, or 1.9% of total loans at June 30, 2017.

Agricultural loans totaled $3.3 million, or 1.1% of total loans at March 31, 2018, compared to $3.9 million, or 1.3% of total loans at June 30, 2017.

24

Consumer loans totaled $32.4 million, or 10.8% of total loans at March 31, 2018, compared to $33.6 million or 11.8% of total loans at June 30, 2017.

	At March 31, 2018		At June 30, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$149,360	49.9%	$144,334	50.5%
Multi-family	14,720	4.9	15,401	5.4
Construction	8,069	2.7	5,145	1.8
Nonresidential real estate	79,821	26.7	74,791	26.2
Land	4,035	1.4	3,026	1.1
Commercial business	7,602	2.5	5,383	1.9
Agricultural	3,310	1.1	3,874	1.3
Consumer:
Home equity	27,489	9.2	28,992	10.2
Auto	2,444	0.8	2,208	0.8
Share loans	849	0.3	945	0.3
Other	1,655	0.5	1,488	0.5
Total consumer loans	32,437	10.8	33,633	11.8
Total loans	$299,354	100.0%	$285,587	100.0%
Less (plus):
Deferred loan costs, net	(1,252)		(1,184)
Allowance for loan losses	3,795		4,294
Loans, net	$296,811		$282,477

The following table sets forth the composition of our loan portfolio at the dates indicated.

Loan Maturity

The following table sets forth certain information at March 31, 2018 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which can significantly shorten the average life of the loan and may cause our actual repayment experience to differ from the contractual requirements shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Less Than One Year	More Than One Year to Five Years	More Than Five Years	Total Loans
	(in thousands)
One- to four-family residential real estate	$8,602	$34,480	$106,278	$149,360
Multi-family real estate	1,529	2,128	11,063	14,720
Construction	733	240	7,096	8,069
Nonresidential real estate	5,298	18,285	56,238	79,821
Land	2,027	1,034	974	4,035
Commercial	1,636	3,515	2,451	7,602
Agricultural	675	1,371	1,264	3,310
Consumer	1,705	3,907	26,825	32,437
Total	$22,205	$64,960	$212,189	$299,354

The following table sets forth the dollar amount of all loans at March 31, 2018 due after March 31, 2019 that have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
One- to four-family residential real estate	$40,741	$100,017	$140,758
Multi-family real estate	490	12,701	13,191
Construction	3,418	3,918	7,336
Nonresidential real estate	18,620	55,903	74,523
Land	88	1,920	2,008
Commercial	3,020	2,946	5,966
Agricultural	1,428	1,207	2,635
Consumer	2,673	28,059	30,732
Total	$70,478	$206,671	$277,149

Loan Activity

The following table shows loan origination, repayment and sale activity during the periods indicated.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Total loans at beginning of period	$294,490	$277,729	$285,587	$270,910
Loans originated (1):
One- to four-family residential real estate	10,515	10,539	30,585	41,586
Multi-family residential real estate	5,042	--	9,741	8,645
Construction	274	10	1,047	1,449
Nonresidential real estate	6,957	9,861	11,660	18,978
Land	--	579	1,844	1,527
Commercial and agricultural	1,744	811	3,908	1,917
Consumer	1,042	2,265	5,664	6,759
Total loans originated	25,574	24,065	64,449	80,861
Deduct:
Loan principal repayments	18,031	13,157	42,768	47,018
Loans originated for sale	2,679	5,055	7,914	21,171
Net loan activity	4,864	5,853	13,767	12,672
Total loans at end of period	$299,354	$283,582	$299,354	$283,582

(1)	Includes loan renewals, loan refinancings and restructured loans.

Results of Operations for the Three and Nine Months Ended March 31, 2018 and 2017

Overview. Net income totaled $711,000 for the quarter ended March 31, 2018, which represented a decrease of $227,000, or 24.2%, when compared to the quarter ended March 31, 2017.

As was announced by the Company in a joint press release with Civista Bancshares, Inc. on March 12, 2018, the Company’s Board of Directors signed a definitive agreement with Civista Bancshares, Inc. to merge with and into Civista Bancshares, Inc. The merger is pending customary regulatory and shareholder approvals. The Company incurred approximately $650,000 in pre-tax merger related expenses during the quarter ended March 31, 2018, which negatively impacted the Company’s net income.

The Company’s net income for the nine-month period ended March 31, 2018 was also impacted negatively by a one-time adjustment to the net deferred tax asset in the amount of $683,000 due to the effect of the tax law changes established by the Tax Cuts and Jobs Act (the “Act”), which was signed into law by the President on December 22, 2017. The Act reduced the federal corporate tax rate to 21%. This change required the Company to revalue its net deferred tax asset, which represents corporate tax benefits anticipated to be realized in the future. The reduction in the federal corporate tax rate reduces the tax benefits of the net deferred tax asset. While the one-time adjustment caused a reduction in after-tax net income during the current fiscal year, the reduction of the corporate income tax rate from 34% to 21% is expected to be favorable to the Company in future periods.

Net Interest Income. The following table summarizes changes in interest income and interest expense for the three and nine months ended March 31, 2018 and 2017.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2018	2017	% Change	2018	2017	% Change
	(Dollars in thousands)
Interest income:
Loans	$3,182	$2,960	7.5%	$9,531	$8,788	8.5%
Investment and mortgage backed securities	1,182	1,067	10.8	3,424	3,074	11.4
Other interest-earning assets	69	56	23.2	199	112	77.7
Total interest income	4,433	4,083	8.6	13,154	11,974	9.9

Interest expense:
NOW and money market deposit accounts	140	86	62.8%	511	319	60.2%
Passbook accounts	85	84	1.2	257	234	9.8
Certificates of deposit	307	314	(2.2)	899	993	(9.5)
Total interest-bearing deposits	532	484	9.9	1,667	1,546	7.8
FHLB advances	43	49	(12.2)	142	162	(12.3)
Total interest expense	575	533	7.9	1,809	1,708	5.9
Net interest income	$3,858	$3,550	8.7	$11,345	10,266	10.5

Net interest income totaled $3.9 million for the quarter ended March 31, 2018, which represents an increase of $308,000, or 8.7%, when compared to the quarter ended March 31, 2017. The growth in the Company’s core business was the result of an increase in interest income of $350,000 partially offset by an increase in interest expense of $42,000. Interest income increased due to a $14.1 million increase in the average balance of loans, an increase in the average rate earned on loans from 4.26% in the prior year quarter to 4.36% in the current year quarter, and an increase in the average rate earned on investment securities from 2.30% in the prior year quarter to 2.61% in the current year quarter, partially offset by a $4.8 million decrease in the average balance of investment securities. The increase in loan balances is primarily the result of the continued execution of our controlled growth strategy in mortgage and commercial lending. Interest expense increased due to a $13.7 million increase in the average balance of deposits and an increase in the average rate paid on deposits from 0.43% in the prior year quarter to 0.46% in the current year quarter.

Net interest income totaled $11.3 million for the nine months ended March 31, 2018, which represents an increase of $1.1 million, or 10.5%, when compared to the prior year period. The growth in the Company’s core business was due to a $1.2 million increase in interest income, partially offset by a $101,000 increase in interest expense. Interest income increased primarily due to a $14.2 million increase in the average balance of loans, an increase in the average rate earned on loans from 4.28% in the prior year period to 4.41% in the current year period, and an increase in the average rate earned on investment securities from 2.19% in the prior year period to 2.47% in the current year period. Interest expense increased primarily as a result of a $14.5 million increase in the average balance of deposits and an increase in the average rate paid on deposits from 0.46% in the prior year period to 0.48% in the current year period.

The following table summarizes average balances and average yields and costs of interest-earning assets and interest-bearing liabilities for the three and nine months ended March 31, 2018 and 2017. For the purposes of this table, average balances have been calculated using month-end balances, and nonaccrual loans are included in average balances only. Yields are not presented on a tax equivalent basis.

	Three Months Ended March 31,						Nine Months Ended March 31,
	2018			2017			2018			2017
		Interest			Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$291,757	$3,182	4.36%	$277,633	$2,960	4.26%	$288,168	$9,531	4.41%	$273,946	$8,788	4.28%
Investment and mortgage backed securities	181,127	1,182	2.61	185,886	1,067	2.30	184,958	3,424	2.47	187,473	3,074	2.19
Other interest-earning assets	39,214	69	0.70	32,815	56	0.68	34,900	199	0.76	31,735	112	0.47
	512,097	4,433	3.46	496,334	4,083	3.29	508,025	13,154	3.45	493,154	11,974	3.24
Noninterest-earning assets	36,647			38,096			36,996			37,915
Total assets	$548,744			$534,430			$545,021			$531,069

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW and money market deposit accounts (1)	218,494	140	0.26	193,710	86	0.18	213,150	511	0.32	190,475	319	0.22
Passbook accounts (1)	127,445	85	0.27	124,368	84	0.27	126,930	257	0.27	118,741	234	0.26
Certificates of deposit (1)	120,648	307	1.02	134,774	314	0.93	121,578	899	0.99	137,923	993	0.96
Total interest-bearing deposits	466,587	532	0.46	452,852	484	0.43	461,658	1,667	0.48	447,139	1,546	0.46
FHLB advances	7,333	43	2.35	9,208	49	2.13	8,233	142	2.30	10,550	162	2.05
Total interest-bearing liabilities	473,920	575	0.49	462,060	533	0.46	469,891	1,809	0.51	457,689	1,708	0.50
Noninterest bearing liabilities, commitments and contingencies	3,543			3,074			3,398			3,431
Total liabilities, commitments and contingencies	477,463			465,134			473,289			461,120

Stockholders’ equity	71,281			69,296			71,732			69,949
Total liabilities and stockholders’ equity	$548,744			$534,430			$545,021			$531,069
Net interest income		$3,858			$3,550			$11,345			$10,266
Interest rate spread			2.97%			2.83%			2.94%			2.74%
Net interest margin (annualized)			3.01%			2.86%			2.98%			2.78%
Average interest-earning assets to average interest-bearing liabilities			108.06%			107.42%			108.12%			107.75%

Provision for Loan Losses. The provision for loan losses was $7,000 for the quarter ended March 31, 2018, which represents a decrease of $4,000 compared to the quarter ended March 31, 2017. The provision for loan losses was $30,000 for the six months ended March 31, 2018, which represents a decrease of $13,000 compared to the prior year period.

Nonperforming assets as a percentage of total assets decreased from 0.56% at June 30, 2017 to 0.13% at March 31, 2018. Nonperforming loans as a percentage of total loans decreased from 1.02% at June 30, 2017 to 0.21% at March 31, 2018. The Company remains focused on improving asset quality and continues to review all available options to decrease nonperforming assets.

Noninterest Income. The following table shows the components of noninterest income and the percentages changes for the three and nine months ended March 31, 2018 and 2017.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2018	2017	% Change	2018	2017	% Change
	(Dollars in thousands)

Service charges	$764	$739	3.4%	$2,390	$2,322	2.9%
Gain on sale of loans	75	130	(42.3)	229	549	(58.3)
Gain on sale of investments	--	--	--	9	79	(88.6)
Gain (loss) on sale of other real estate owned	--	(13)	(100.0)	72	(13)	(653.8)
Loss on sale of fixed assets	(29)	--	(100.0)	(60)	--	(100.0)
Income from Bank Owned Life Insurance	110	117	(6.0)	340	402	(15.4)
Other	182	62	(193.5)	359	281	27.8
Total	$1,102	$1,035	6.5	$3,339	$3,620	(7.8)

Noninterest income totaled $1.1 million for the quarter ended March 31, 2018, which represents an increase of $67,000, or 6.5%, when compared to the prior year quarter. The increase was primarily due to a $77,000 increase in the market value of mortgage servicing rights during the quarter, which compares to a $25,000 decrease in the prior year quarter for a net change of $102,000. The increase is also partially due to a $25,000 increase in service charge income on deposit accounts. These increases were partially offset by a $55,000 decrease in gain on the sale of mortgage loans due to a decrease in sales volume.

Noninterest income totaled $3.3 million for the nine months ended March 31, 2018, which represents a decrease of $281,000, or 7.8%, compared to the prior year period. The decrease was primarily due to a $320,000 decrease in gain on the sale of mortgage loans, resulting from a decrease in sales volume, and a $70,000 decrease in gain on the sale of investment securities. These decreases were partially offset by a $72,000 gain on the sale of other real estate owned and a $68,000 increase in service charge income on deposit accounts.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the three and nine months ended March 31, 2018 and 2017.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2018	2017	% Change	2018	2017	% Change
	(Dollars in thousands)
Compensation and employee benefits	$2,328	$2,145	8.5%	$6,708	$6,632	1.1%
Premises and occupancy expense	265	251	5.6	820	779	5.3
Deposit insurance premium	43	41	4.9	126	123	2.4
Advertising expense	71	83	(14.5)	285	295	(3.4)
Data processing expense	473	451	4.9	1,407	1,362	3.3
Merger expenses	650	--	100.0	650	--	100.0
Intangible amortization	30	30	0.0	90	90	0.0
Professional fees	73	90	(18.9)	439	514	(14.6)
Other operating expenses	287	326	(12.0)	942	946	(0.4)
Total	$4,220	$3,417	23.5	$11,467	$10,741	6.8

Noninterest expense totaled $4.2 million for the quarter ended March 31, 2018, which represents an increase of $803,000, or 23.5%, when compared to the prior year quarter. The increase was primarily due to $650,000 in merger related expenses incurred during the quarter with no such corresponding event in the prior year quarter, and a $183,000 increase in compensation and employee benefits expense.

Noninterest expense totaled $11.5 million for the nine months ended March 31, 2018, which represented an increase of $726,000, or 6.8%, compared to the prior year period. The increase in noninterest expense was primarily the result of $650,000 in pre-tax merger related expenses incurred during the period with no such corresponding expense in the prior year period, and a $76,000 increase in compensation expense. These increases were partially offset by a $75,000 decrease in professional fees.

Income Taxes. The provision for income taxes totaled $22,000, which represents a decrease of $197,000 when compared to the prior year quarter. The decrease is primarily due to the aforementioned merger related expenses, which reduced taxable income when compared to the prior year quarter, and a decrease in the statutory tax rate in the current year quarter as compared to the prior year quarter.

The provision for income taxes totaled $1.1 million for the nine months ended March 31, 2018, which represented an increase of $475,000 when compared to the prior year period. The increase was primarily due to the aforementioned one-time adjustment of $683,000 to the net deferred tax asset, which was recorded in the quarter ended December 31, 2017.

Analysis of Nonperforming Assets. We consider foreclosed real estate, repossessed assets and nonaccrual loans, including nonaccrual TDR loans, to be nonperforming assets.

All of the TDRs at March 31, 2018 represented loan relationships with long-time borrowers. In measuring impairment, management considered the results of independent property appraisals, together with estimated selling expenses, and/or detailed cash flow analyses. At March 31, 2018, 13 loans were considered to be TDRs (with a recorded investment of $1.3 million) of which three loans (with a recorded investment of $193,000) were included in nonperforming assets.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At March 31, 2018	At June 30, 2017
(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential real estate	$246	$612
Nonresidential real estate and land	4	594
Consumer	178	370
Total nonaccrual loans	428	1,576
One- to four-family residential real estate	193	213
Nonresidential real estate and land	--	1,136
Total nonaccrual restructured loans	193	1,349
Total nonperforming loans	621	2,925
Real estate owned	77	93
Total nonperforming assets	$698	$3,018
Accruing restructured loans	1,059	1,297
Accruing restructured loans and nonperforming assets	$1,757	$4,315
Total nonperforming loans to total loans	0.21%	1.02%
Total nonperforming loans to total assets	0.11	0.54
Total nonperforming assets to total assets	0.13	0.56

Interest income that would have been recorded for the three and nine months ended March 31, 2018 had nonaccruing loans been current according to their original terms was $14,000, and $98,000, respectively. Interest recognized on the cash basis with regard to nonaccrual restructured loans was $0 for both the three and nine month periods ended March 31, 2018.

Nonperforming assets as a percentage of total assets decreased to 0.13% at March 31, 2018, from 0.57% at March 31, 2017 and from 0.56% at June 30, 2017. Nonperforming loans as a percentage of total loans decreased to 0.21% at March 31, 2018 from 1.07% at March 31, 2017 and from 1.02% at June 30, 2017. The Company remains focused on improving asset quality and continues to review all available options to decrease nonperforming assets. Beginning with the disclosure in the Company’s Form 10-Q for the quarter ended March 31, 2011, the Company included “Loan Relationship” narratives regarding its five largest nonaccrual (nonperforming) loans and loans having the five largest charge-offs, all of which were commercial real estate loans. As of March 31, 2011, the amount of all nonaccrual (nonperforming) loans totaled $19.5 million, and the amount of all accruing TDR loans totaled $7.0 million. As of March 31, 2018, the amount of all nonaccrual (nonperforming) loans decreased to $700,000 and the amount of all accruing TDR loans decreased to $1.1 million.

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

At March 31, 2018:

●	There are no nonaccruing commercial real estate loans (including nonaccrual TDRs) having a carrying value of at least $250,000 as of March 31, 2018.

●	The largest commercial real estate loan charge-offs of at least $250,000 are related to loans in Loan Relationships F and H. There are a total of five loans in these two Loan Relationships.

●	There are no accruing TDRs having a carrying value of at least $250,000 as of March 31, 2018.

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

●	Loan Relationship F. At March 31, 2018 and June 30, 2017, Loan Relationship F was comprised of two loans, a Note A loan (Loan F-1) and a Note B loan, having an aggregate carrying value of $394,000 and $402,000, respectively. These loans are secured by a multi-family residential real estate property and a single-family real estate property. The borrower is a corporate entity, with three principals, each of whom is a co-borrower of the loan. Loan F-1 is not included in any nonaccrual table because in the September 30, 2011 quarter, Loan F-1 was put on accrual because of sufficient payment history. At March 31, 2018 and June 30, 2017, Loan F-1 was classified as “Multi-family real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan F-1 was no longer reported as a TDR, or classified as substandard, because the loan was current and there were more than 12 consecutive monthly payments made on time. Appraisals from 2015, totaling $775,000, obtained for the properties securing the loan indicated that the loan to value ratio of the loan complied with the Bank’s underwriting standards, and the cash flow analysis performed on the loan from updated financial information indicated that the debt service coverage ratio complied with the Bank’s underwriting standards. The annual cash flow analysis performed from the 2016 tax returns on this property, showed that the debt service coverage ratio was below 1.00x. However, Loan F-1 was performing in accordance with its terms at March 31, 2018. Also, the loans mature in December 2018. A more detailed history of Loan Relationship F follows.

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

●	Loan Relationship H. At March 31, 2018 and June 30, 2017, Loan Relationship H was comprised of three loans having an aggregate carrying value of $828,000 and $860,000, respectively. At March 31, 2018 and June 30, 2017, two of the loans, a Note A loan (Loan H-1) and a Note B loan, had an aggregate carrying value of $670,000 and $681,000, respectively. Loan H-1 is secured by a first lien on an 18-unit apartment complex, a single-family rental dwelling, a 6.3 acre tract of land, and a second lien on a single-family owner occupied dwelling on 11.36 acres. The borrower is a limited liability company and the two co-borrowers are the principals of the limited liability company. Loan H-1 is not included in any nonaccrual table because in the June 30, 2013 quarter, Loan H-1 was put on accrual because of sufficient payment history. At March 31, 2018 and June 30, 2017, Loan H-1 was classified as “Multi-family residential real estate, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table. As of June 30, 2014, Loan H-1 was no longer reported as a TDR loan because the loan was current and there were more than 12 consecutive market rate monthly payments made on time. Appraisals from 2014 and 2015 indicated that the loan to value was adequate and the cash flows from updated financial information of the properties securing the loan indicated that the debt service coverage ratio was adequate. The annual cash flow analysis from the 2016 tax returns on the rental properties showed that the debt service coverage ratio was 1.13x.

During the quarter ended June 30, 2013, the Bank refinanced the principal residence of the co-borrowers (the single-family owner occupied dwelling on 11.36 acres mentioned above). This loan, Loan H-2, had an original balance of $280,000 at a market rate of interest for a ten year term. At March 31, 2018 and June 30, 2017, the balance of Loan H-2 was $158,000 and $179,000, respectively. Loan H-2 is secured by a first lien on the single-family owner occupied dwelling on 11.36 acres mentioned above. The borrowers are a husband and wife who are the principals in the limited liability company mentioned above. At March 31, 2018 and June 30, 2017, Loan H-2 was classified as “One- to Four-Family Owner-Occupied Mortgage, Watch” in the “Credit Risk Profile by Internally Assigned Grade” table.

At March 31, 2018, Loan H-1 and Loan H-2 were performing in accordance with their terms. Also, Loan H-1 and the Note B loan mature in September 2018. A more detailed history of the Note A loan (Loan H-1) and the Note B loan follows.

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

●	Loan Relationship R. At March 31, 2018 and June 30, 2017, Loan Relationship R was comprised of one loan, having a carrying value of $0 and $586,000, respectively. During the March 31, 2018 quarter, this property was sold to a third party, and the Bank did not experience any additional loss. This loan was, and had always been, an interest only loan. This loan was secured by 48.54 acres of land, of which 12.54 acres is in the right of way of an Ohio highway, and is located in southwestern Ohio. The borrower was a “subchapter S” Corporation. The co-borrowers, who were individually signed, were originally a husband and wife who were 100% owners of the corporation. The husband passed away in 2015; the wife was the only remaining borrower, that was still individually signed, and owns 100% of the corporation. At March 31, 2018, Loan R was not included in the table for “NonAccrual, Land”. At June 30, 2017, Loan R was included in the table for “NonAccrual, Land”. In the “Credit Risk Profile by Internally Assigned Grade” table, Loan R was not classified as substandard at March 31, 2018, but, at June 30, 2017, was classified as substandard. An impairment analysis was performed during the December 31, 2017 quarter and it was determined that an additional impairment of $181,000 was needed. An impairment in the amount of $181,000 was added to the current $255,000 impairment through a charge-off to the general allowance.

A more detailed history of Loan Relationship R follows.

The land was purchased by the co-borrowers in 1997 as an investment for future development. The Bank originated Loan R on the land in November 2003. Since the Bank made the original loan in 2003, this loan has been renewed three times. The loan was set to renew again in March 2017. The Bank ordered an appraisal during the March 2017 quarter. The Bank also analyzed the cash flow and the liquid assets of the remaining co-borrower. After this analysis, the Bank ordered an appraisal based on the market value and the liquidation value of the property. The market value of the property was $1,940,000 and the liquidation value of the property was $1,070,000. Because of the results of the financial analysis performed on the co-borrower, and the fact that the property had not been sold, the Bank completed an impairment analysis of the property using the liquidation value. After the impairment analysis was completed, it was determined that an impairment of $255,000 was needed. An impairment in the amount of $255,000 was established through a charge-off to the general allowance. The remaining balance of $601,000 was put on nonaccrual as stated above. This loan was renewed for one year in March 2017 with the new maturity date being in March 2018. The borrower has confirmed her intent to have the property sold by the date. As stated above, the property was sold during the March 31, 2018 quarter, at which time the loan was totally paid off and the Bank experienced no further loss. Loan Relationship R will no longer be reported in the narrative section.

The following table summarizes customer balances of all Note A/B format loans at March 31, 2018:

(Dollars in thousands)	Loan Balances			Number of Loans
	Note A	Note B	Total	Note A	Note B
One- to four-family residential real estate	$81	$20	$101	1	1
Multi-family residential real estate	1,063	920	1,983	2	2
Total (1)	$1,144	$940	$2,084	3	3

(1)	Included in this total are an aggregate of $1.1 million comprised of Note A loans and $0.9 million comprised of Note B loans that are included in the discussion of Loan Relationships F and H.

The following table provides information with respect to all of our loans that are classified as troubled debt restructurings. For additional information regarding troubled debt restructurings on nonaccrual status, see the table of nonperforming assets above.

	At March 31, 2018
	Loan Status		Total Unpaid Principal	Related	Recorded	Number of	Average Recorded
(In thousands)	Accrual	Nonaccrual	Balance	Allowance	Investment	Loans	Investment
One- to Four-Family residential real estate	$1,059	$193	$1,252	$--	$1,252	13	$1,345
Nonresidential real estate	--	--	--	--	--	--	431
Total	$1,059	$193	$1,252	$--	$1,252	13	$1,776

The following table is a roll forward of activity in our TDRs:

	Three Months Ended March 31, 2018		Nine Months Ended March 31, 2018
	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans
(Dollar amounts in thousands)
Beginning balance	$1,263	13	$2,646	19
Additions to TDR	--	--	--	--
Charge-offs	--	--	(136)	--
Removal of TDRs	--	--	(83)	(1)
Impairment Reversal	--	--	--	--
Payments	(11)	--	(1,175)	(5)
Ending balance	$1,252	13	$1,252	13

Loans that were included in TDRs at March 31, 2018 and June 30, 2017 were generally given concessions of interest rate reductions of between 25 and 300 basis points, and/or structured as interest only payment loans for periods of one to three years. Some of these loans also have balloon payments due at the end of their lowered rate period, requiring the borrower to refinance at market rates at that time. At March 31, 2018 and June 30, 2017, all loans classified as TDRs required principal and interest payments.

The following table shows the aggregate amounts of our classified loans at the dates indicated.

	At March 31,
	2018	2017
	(In thousands)
Special mention assets	$112	$1,446
Substandard assets	2,034	4,685
Total classified assets	$2,146	$6,131

The following tables illustrate certain disclosures required by ASC 310-10-50-29(b) at March 31, 2018 and at June 30, 2017.

At March 31, 2018:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$135,142	$31,406	$6,371	$13,073	$73,595	$5,885	$3,410	$8,860	$277,742
Watch	2,792	853	3,445	1,647	5,873	2,184	620	2,052	19,466
Special mention	112	--	--	--	--	--	--	--	112
Substandard	1,377	178	121	--	353	--	5	--	2,034
Total	$139,423	$32,437	$9,937	$14,720	$79,821	$8,069	$4,035	$10,912	$299,354

At June 30, 2017:

	Credit Risk Profile by Internally Assigned Grade
	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four- Family Non- Owner Occupied Mortgage	Multi- family Non- Owner- Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
	(In thousands)
Grade:
Pass	$129,053	$32,547	$6,404	$13,355	$65,031	$4,817	$2,379	$8,495	$262,081
Watch	2,283	509	3,741	2,046	7,405	328	53	762	17,127
Special mention	444	207	82	--	1,134	--	--	--	1,867
Substandard	1,887	370	440	--	1,221	--	594	--	4,512
Total	$133,667	$33,633	$10,667	$15,401	$74,791	$5,145	$3,026	$9,257	$285,587

The following table illustrates certain disclosures required by ASC 310-10-50-7A for gross loans.

	At March 31, 2018		At June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(in thousands)
One- to four-family mortgage – owner-occupied	$740	$81	$345	$579
Consumer	141	--	93	57
One- to four-family mortgage – nonowner-occupied	--	--	--	--
Multi-family mortgage	--	--	--	--
Nonresidential real estate mortgage – commercial and office buildings	120	--	--	--
Construction	--	--	--	--
Land	13	--	--	--
Commercial and agricultural	90	--	118	--
Total	$1,104	$81	$556	$636

The following table illustrates the changes to the allowance for loan losses for the three and nine months ended March 31, 2018:

	One- to Four- Family Owner- Occupied Mortgage	Consumer	One- to Four-family Non-owner Occupied Mortgage	Multi-family Non-owner Occupied Mortgage	Non- Residential Real estate	Construction	Land	Commercial and Agricultural	Total
Allowance for Credit Losses:
Balance, January 1, 2018:	$1,106	$353	$54	$303	$1,856	$27	$412	$63	$4,174
Charge offs	(149)	(17)	--	--	--	--	--	(300)	(466)
Recoveries	1	41	--	3	--	--	35	--	80
Provision (credit)	(13)	(84)	(10)	(136)	(64)	138	(155)	429	7
Ending Balance:	$847	$293	$44	$170	$1,792	$165	$292	$192	$3,795
Allowance for Credit Losses:
Balance, July 1, 2017:	$1,093	$347	$60	$289	$2,171	$117	$127	$90	$4,294
Charge offs	(219)	(125)	--	--	(136)	--	(181)	(300)	(961)
Recoveries	64	121	--	40	172	--	35	--	432
Provision (credit)	(91)	(50)	(16)	(159)	(415)	48	311	402	30
Ending Balance:	$847	$293	$44	$170	$1,792	$165	$292	$192	$3,795
Balance, Individually Evaluated	$--	$--	$--	$--	$--	$--	$--	$--	$--
Balance, Collectively Evaluated	$847	$293	$44	$170	$1,792	$165	$292	$192	$3,795
Financing receivables:
Ending balance	$139,423	$32,437	$9,937	$14,720	$79,821	$8,069	$4,035	$10,912	$299,354
Ending Balance: individually evaluated for impairment	$1,377	$178	$121	$--	$--	$--	$4	$--	$1,680
Ending Balance: collectively evaluated for impairment	$134,559	$30,294	$9,662	$14,720	$79,755	$8,069	$4,031	$10,905	$291,995
Ending Balance: loans acquired at fair value	$3,487	$1,965	$154	$--	$66	$--	$--	$7	$5,679

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At March 31,			At June 30,
	2018			2017
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential real estate	$891	23.5%	49.9%	$1,153	26.9%	50.5%
Multi-family real estate	170	4.5	4.9	289	6.7	5.4
Nonresidential real estate	1,792	47.2	26.7	2,171	50.5	26.2
Land	292	7.7	1.4	127	3.0	1.1
Agricultural	130	3.4	1.1	40	0.9	1.3
Commercial	62	1.6	2.5	50	1.2	1.9
Consumer	293	7.7	10.8	347	8.1	11.8
Construction	165	4.4	2.7	117	2.7	1.8
Total allowance for loan losses	$3,795	100.0%	100.0%	$4,294	100.0%	100.0%
Total loans	$299,354			$285,587

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $37.9 million at March 31, 2018 and $26.9 million at June 30, 2017. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $10.1 million at March 31, 2018. Total securities classified as available-for-sale were $136.3 million at March 31, 2018.

In addition, at March 31, 2018, we had the ability to borrow a total of approximately $66.5 million from the Federal Home Loan Bank of Indianapolis.

At March 31, 2018, we had $72.3 million in loan commitments outstanding, consisting of $13.9 million in mortgage loan commitments, $27.0 million in unused home equity lines of credit, $6.5 million in commercial lines of credit and $24.9 million in other loan commitments. Certificates of deposit due within one year of March 31, 2018 totaled $62.3 million. This represented 51.6% of certificates of deposit at March 31, 2018. We believe that the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2018. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us either by rolling the certificates into new maturities or by allowing the funds to be placed into checking or savings accounts. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Capital Management. United Community Bank is subject to various regulatory capital requirements administered by the OCC, including several risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018, we exceeded all of our regulatory capital requirements and we are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements,” and Note 15 to the Consolidated Financial Statements included in Item 8 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 2017.

The following table summarizes the Bank’s capital amounts and the ratios required at March 31, 2018:

					To be well
					capitalized under
					prompt corrective
			For capital		Action
	Actual		adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017 (unaudited)	(dollars in thousands)
Common equity tier 1 risk-based capital	$60,590	20.04%	$13,603	4.5%	$19,649	6.5%
Tier 1 risk-based capital	60,590	20.04	18,137	6.0	24,183	8.0
Total risk-based capital	64,368	21.29	24,183	8.0	30,229	10.0
Tier 1 leverage	60,590	11.13	21,771	4.0	27,214	5.0

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

For the three and nine months ended March 31, 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We use an economic value of equity analysis prepared by a consulting firm to review our level of long-term interest rate risk. This analysis measures interest rate risk by computing changes in net economic value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Economic value of equity represents an estimate of the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items, where appropriate. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sustained 100 to 400 basis increase or a 100 basis point decrease in market interest rates with no effect given to steps that we might take to counter the effects of that interest rate movement. Due to the overall low level of interest rates, an analysis of decreasing market interest rates of more than 100 basis points is not typically reviewed.

The following table presents the change in our net economic value of equity at December 31, 2017, the most recently completed date, that would occur in the event of an immediate change in interest rates, with no effect given to any steps that we might take to counteract that change.

	Economic Value of Equity (Dollars in Thousands)			Economic Value of Equity as % of Economic Value of Total Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	Economic Value Ratio
400	$105,487	$(8,697)	(7.62)%	21.80%
300	112,899	(1,285)	(1.13)%	22.55%
200	115,635	1,451	1.27%	22.38%
100	116,612	2,428	2.13%	21.89%
0	114,184	--	--%	20.84%
(100)	106,142	(8,042)	(7.04)%	18.91%

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

During the quarterly period ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended March 31, 2018.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1	Articles of Incorporation of United Community Bancorp (1)

Exhibit 3.2	Bylaws of United Community Bancorp (2)

Exhibit 10.1	Amended and Restated United Community Bank Employee Severance Compensation Plan *

Exhibit 31.1	Certification of Chief Executive Officer

Exhibit 31.2	Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

Exhibit 101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, initially filed on March 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANCORP

Date: May 11, 2018	By:	/s/ Elmer G. McLaughlin
Elmer G. McLaughlin
President and Chief Executive Officer

Date: May 11, 2018	By:	/s/ David Z. Rosen
David Z. Rosen
Chief Financial Officer